Form 10-Q
period 2012-10-31
Petro River Oil Corp.
filed 2012-12-19
CIK 1172298

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

COMMISSION FILE NUMBER 000-49860

Petro River Oil Corp.

(Exact Name of small business issuer as specified in its charter)

Delaware	86-4900576
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1980 Post Oak Blvd., Suite 2020, Houston, TX 77056

(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (832) 538-0625

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of December 5, 2012, the issuer had 14,078,947 outstanding shares of Common Stock.

2

PART I

ITEM 1. FINANCIAL STATEMENTS.

Petro River Oil Corp. and Subsidiaries

(formerly known as Gravis Oil Corporation)

Condensed Consolidated Balance Sheets

	As of
	October 31, 2012	April 30, 2012
		(Audited)
Assets
Current Assets:
Cash and cash equivalents	$6,183	$300,274
Prepaid expenses and other current assets	26,164	71,675
Total Current Assets	32,347	371,949

Oil and gas assets, net	1,093,991	1,125,000
Property, plant and equipments, net of accumulated depreciation of $302,038, and $300,234	6,342	8,146
Reclamation deposits	25,000	25,000
Deferred loan fees, net of accumulated amortization of $323,634 and $272,646	-	50,988
Other assets	5,000	15,315
	1,130,333	1,224,449
Total Assets	$1,162,680	$1,596,398

Liabilities and Stockholders’ Equity Deficiency
Current Liabilities:
Accounts payable and accrued expenses	$406,121	$303,857
Related party payable	83,802	51,937
Accrued interest payable	2,449,348	1,705,897
Current portion of asset retirement obligations	213,304	260,482
Demand loan	475,000	-
Current liability portion of convertible notes, net	9,496,780	2,529,200
Derivatives, current portion	35,008	44,659
Total Current Liabilities	13,159,363	4,896,032

Long-term liabilities:
Asset retirement obligations , net of current portion	384,483	366,590
Liability long-term portion of convertible notes, net	-	6,568,433
Derivatives , net of current portion	428,135	712,959
Total Long-Term Liabilities	812,618	7,647,982
Total Liabilities	13,971,981	12,544,014

Commitments and contingencies

Stockholders’ Deficiency:
Preferred Shares - 100,000,000 authorized; par value $0.00001 per share	-	-
Preferred B shares - 29,500 authorized; 17,599 issued with a $100 stated value and par value $0.00001 per share	2,354,272	2,126,904
Common shares - 2,250,000,000 authorized; par value $0.00001 per share; 14,078,947 issued and outstanding	79,016,425	79,016,425
Additional paid-in capital	54,539,930	54,532,191
Accumulated other comprehensive loss	(227,780)	(234,650)
Accumulated deficit	(148,492,148)	(146,388,486)
Total Stockholders’ Deficiency	(12,809,301)	(10,947,616)
Total Liabilities and Stockholders’ Deficiency	$1,162,680	$1,596,398

The accompanying notes are an integral part of these condensed condensed consolidated financial statements

Petro River Oil Corp. and Subsidiaries

(formerly known as Gravis Oil Corporation)

Condensed Consolidated Statements of Operations and Comprehensive income (loss)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2012	2011	2012	2011
Operations
Revenue and Other Income
Oil and natural gas sales	$-	$72,948	$-	$430,164
Total Income	-	72,948	-	430,164

Operating Expenses
Operating	12,551	191,075	41,665	1,150,154
General and administrative	528,839	742,751	985,016	1,469,772
Depreciation, depletion and accretion	15,169	61,152	29,815	231,119
Total Expenses	556,559	994,978	1,056,496	2,851,045

Operating loss	(556,559)	(922,030)	(1,056,496)	(2,420,881)

Other (income) expenses
Interest and other Income	(3,812)	(5,477)	(77,740)	(10,534)
Interest and amortization of debt discount	466,439	1,353,086	1,142,705	2,093,224
Amortization of deferred financing costs	2,158	48,147	50,988	96,294
Foreign exchange loss	(1,680)	(5,337)	(1,680)	(4,608)
Change in fair value of derivative liabilities	(2,795,025)	(3,118,732)	(294,475)	(12,959,547)
Total other (income) expenses	(2,331,920)	(1,728,313)	819,798	(10,785,171)

Net Income (Loss)	1,775,361	806,283	(1,876,294)	8,364,290

Dividend - Convertible Preferred B Stock	164,970	122,229	227,368	158,391
Deemed Dividend - Convertible Preferred B Stock	-	5,339,700	-	5,339,700
Net income (loss) attributable to common stockholders	$1,610,391	$(4,655,648)	$(2,103,662)	$2,866,199

Comprehensive income (loss)
Net income (loss)	$1,775,361	$806,283	$(1,876,294)	$8,364,290
Foreign exchange translation	(3,034)	(1,021)	(6,870)	(1,834)
Total Comprehensive Income (Loss)	$1,772,327	$805,262	$(1,883,164)	$8,362,456

Net Income (Loss) attributable to common stockholders per Common Share -
Basic	$0.11	$(0.33)	$(0.15)	$0.20
Diluted	$0.01	$(0.33)	$(0.15)	$0.02

Weighted Average Number of Common Shares Outstanding - Basic	14,078,947	14,078,947	14,078,947	14,078,947
Weighted Average Number of Common Shares Outstanding - Diluted	131,837,970	14,078,947	14,078,947	132,337,970

The accompanying notes are an integral part of these condensed condensed consolidated financial statements

Petro River Oil Corp. and Subsidiaries

(formerly known as Gravis Oil Corporation)

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended October 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,876,294)	$8,364,290
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depletion of oil and gas properties	-	170,880
Gain on settlement of a liability	(54,451)	-
Amortization of deferred debt discount	399,147	1,578,236
Amortization of deferred loan fees	50,988	96,294
Stock-based compensation	7,739	9,998
Depreciation	1,804	19,532
Accretion of asset retirement obligation	27,820	40,707
Foreign currency transaction loss	(1,680)	(4,608)
Change in fair value of derivative liabilities	(294,475)	(12,959,547)
Changes in operating assets and liabilities:
Accounts receivable	-	115,567
Prepaid expenses and other assets	45,511	(65,971)
Long-term receivable	-	(2,012)
Other assets	10,315	-
Accounts payable and accrued liabilities	158,395	(694,015)
Related party payable	31,865	-
Accrued interest payable	743,451	514,988
Asset retirement obligations	(57,105)	-
Net Cash Used in Operating Activities	(806,970)	(2,815,661)

Cash Flows From Investing Activities:
Capitalized expenditures on oil and gas assets	-	(257,435)
Acquisition of property and equipment	-	(12,033)
Cash proceeds from disposition of assets	31,009	-
Change in reclamation deposit	-	(247)
Net Cash Provided by (Used in) Investing Activities	31,009	(269,715)

Cash Flows From Financing Activities:
Proceeds from issuance of demand notes	475,000	-
Proceeds from issuance of preferred shares	-	1,759,900
Change in cash in escrow	-	608,926
Net Cash Provided by Financing Activities	475,000	2,368,826

Change in cash and cash equivalents	(300,961)	(716,550)
Exchange rate fluctuations on cash and cash equivalents	6,870	1,834
Cash and cash equivalents, beginning of period	300,274	1,179,838
Cash and cash equivalents, end of period	$6,183	$465,122

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest paid	$-	$2,774

Non-cash investing and financing activites:
Dividend on preferred B shares converted into preferred B shares	$227,368	$158,391

The accompanying notes are an integral part of these condensed condensed consolidated financial statements

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and six months ended October 31, 2012 and 2011

1.	Organization and Going Concern:

Petro River Oil Corp (“Petro” or the “Company”) is an enterprise engaged in the exploration and exploitation of heavy oil properties. On September 7, 2012 a shareholder meeting was held to amend the Articles of the Corporation to change the name of the Company from Gravis Oil Corporation to Petro River Oil Corp. The Company’s principal administrative office is in Houston, Texas. The Company’s principal operations are in Western Missouri. Since November 2006, the Company’s activities have included analysis and evaluation of technical data, preparation of geological models, exploration drilling, conceptual engineering, construction and operation of thermal demonstration projects, and securing capital to fund operations. As of May 1, 2011, the Company determined the significant revenue metrics had been obtained in prior fiscal years, and management concluded the Company had exited the development stage.

On September 11, 2012, the Company re-organized under the laws of the State of Delaware. Prior to September 11, 2012, and at April 30, 2012, we were organized under the laws of Alberta, Canada. This re-organization had no impact on the Company’s financial statements.

As of October 31, 2012, the Company has a working capital deficiency of approximately $13.1 million, recurring losses, net cash outflows from operating activities and an accumulated deficit of approximately $148.5 million. During 2011, as a result of the Company’s financial position, cost factors and market conditions it suspended operations on its Missouri oil and gas assets. The Company will need to raise additional funds within the next 12 months by means of additional equity issuances, debt financing or selling of working interests in order to discharge its liabilities and continue its activities. In the longer term, the recoverability of the carrying value of the Company’s long-lived assets is dependent upon the Company’s ability to preserve its interest in the underlying properties, the discovery of economically recoverable reserves and the achievement of profitable operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

While the outcome of fund raising and exploration activities cannot be determined at this time, these condensed consolidated financial statements are prepared on the basis of a going concern. The going concern basis of presentation assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. While there is substantial doubt about the ability of the Company to continue to use the going concern assumption, these consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to secure additional funding and attain profitable operations. Management intends to acquire additional assets.

On June 27, 2012 the Company entered into a non-binding letter of intent with Petro River Oil, LLC (“Petro River”), a privately held Delaware limited liability company that would result in Gravis acquiring Petro River for common stock. The letter of intent also contemplates that the board of the Company will consist of 5 members, 4 of which will be nominated by Petro River. It is intended that post- transaction, current common shareholders of the Company will own approximately 2.5% of the issued and outstanding shares of the Company.

During September 2011 and, again, in August 2012, the Company was cease traded by the Alberta and British Columbia Securities Commissions for failure to file certain financial information. The Company made the required filings with regard to the 2011 cease trade orders and the Alberta and British Columbia cease trade orders were rescinded. The Company intends to make the required filings with regard to the 2012 cease trade orders and believes that the Alberta and British Columbia cease trade orders will be rescinded. However, as of the date of the filing of this report the cease trade orders have not been rescinded and no assurances can be given as to when or if they will be rescinded. Until these cease trade orders are rescinded the Company’s ability to raise capital is significantly restricted.

2.	Change in Reporting and Functional Currency:

These condensed consolidated financial statements have been prepared using the United States dollar as the reporting currency, as management is of the opinion the use of US dollars to prepare these condensed consolidated financial statements enhances communication with stockholders and improves comparability of financial information reported with peer group companies. Financial statements prior to July 31, 2010 years were prepared using a Canadian dollar (Cdn dollar) reporting currency, however, both current year and historical financial information has been translated to US dollars in accordance with the method described in the significant accounting policies. The change in reporting currency resulted in the recognition of a cumulative foreign currency translation adjustment of ($6,870) and ($1,834) in accumulated other comprehensive income for the six months ended October 31, 2012 and 2011 and ($3,034) and ($1,021) for the three months ended October 31, 2012 and 2011, respectively.

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and six months ended October 31, 2012 and 2011

(cont’d)

3.	Basis of Preparation:

The condensed consolidated financial statements and accompanying footnotes are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 20-F for the fiscal year ended April 30 2012. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 20-F for the fiscal year ended April 30, 2012 has been omitted. The results of operations for the interim periods presented are not necessarily indicative of results for the entire year ending April 30, 2013.

4.	Significant Accounting Policies:

(a)	Use of Estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include volumes of oil and natural gas reserves, abandonment obligations, impairment of oil and natural gas properties, depreciation, depletion and amortization, income taxes, fair value of derivatives liabilities and other financial instruments, and contingencies.

Oil and gas reserve estimates, which are the basis for unit-of-production depletion and the full cost ceiling test, have a number of inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in prices of crude oil and gas. Such prices have been volatile in the past and can be expected to be volatile in the future.

(b)	Cash and Cash Equivalents:

Cash and cash equivalents include all highly liquid monetary instruments with original maturities of three months or less when purchased to be cash equivalents.  These investments are carried at cost, which approximates fair value. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits.  The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”).

(c)	Oil and Gas Operations:

Oil and Gas Properties: The Company uses the full-cost method of accounting for its exploration and development activities. Under this method of accounting, the cost of both successful and unsuccessful exploration and development activities are capitalized as oil and gas property and equipment. Proceeds from the sale or disposition of oil and gas properties are accounted for as a reduction to capitalized costs unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country, in which case a gain or loss would be recognized in the statement of operations. The Company has defined a cost center by country. Currently, all of the Company’s oil and gas properties are located within the continental United States, its sole cost center.

Oil and gas properties may include costs that are excluded from costs being depleted. Oil and gas costs excluded represent investments in unproved properties and major development projects in which the Company owns a direct interest. These unproved property costs include nonproducing leasehold, geological and geophysical costs associated with leasehold or drilling interests and in process exploration drilling costs. All costs excluded are reviewed at least quarterly to determine if impairment has occurred.

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and six months ended October 31, 2012 and 2011

(cont’d)

Proved Oil and Gas Reserves: In accordance with Rule 4-10 of SEC Regulation S-X, proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The price used to establish economic producibility is the average price during the 12-month period preceding the end of the entity’s fiscal year and calculated as the un-weighted arithmetic average of the first-day-of-the-month price for each month within such 12-month period.

Ceiling Test: Under the full-cost method of accounting, a ceiling test is performed quarterly. The full-cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test determines a limit on the carrying value of oil and gas properties.  The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization, and impairment and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, generally using current prices (with consideration of price changes only to the extent provided by contractual arrangements) as of the date of the latest balance sheet presented and including the effect of derivative instruments that qualify as cash flow hedges, discounted at 10%, net of related tax effects, plus the cost of unevaluated properties and major development projects excluded from the costs being amortized. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated depreciation, depletion, amortization and impairment. In the application of the full-cost method, the term “current price” means the average price during the 12-month period prior to the end of the entity’s fiscal year determined as the un-weighted arithmetical average of the prices on the first day of each month within the 12-month period.

In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 103, “Update of Codification of Staff Accounting Bulletins ,” derivative instruments qualifying as cash flow hedges are to be included in the computation of the limitation on capitalized costs. The Company has not accounted for its derivative contracts as cash flow hedges. Accordingly, the effect of these derivative contracts has not been considered in calculating the full cost ceiling limitation as of October 31, 2012 and April 30, 2012.

Depletion, Depreciation and Amortization: Depletion, depreciation and amortization is provided using the unit-of-production method based upon estimates of proved oil and gas reserves with oil and gas production being converted to a common unit of measure based upon their relative energy content. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is deducted from the capitalized costs to be amortized. Once the assessment of unproved properties is complete and when major development projects are evaluated, the costs previously excluded from amortization are transferred to the full cost pool and amortization begins. The amortizable base includes estimated future development costs and where significant, dismantlement, restoration and abandonment costs, net of estimated salvage value.

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers which require significant judgment, as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expense. There have been no material changes in the methodology used by the Company in calculating depletion of oil and gas properties under the full cost method during the six months ended October 31, 2012 and 2011.

(d)	Asset Retirement Obligations:

The Company recognizes a liability for the estimated fair value of site restoration and abandonment costs when the obligations are legally incurred and the fair value can be reasonably estimated. The fair value of the obligations is based on the estimated cash flow required to settle the obligations discounted using the Company’s credit adjusted risk-free interest rate. The obligation is recorded as a liability with a corresponding increase in the carrying amount of the oil and gas assets. The capitalized amount will be depleted on a unit-of-production method. The liability is increased each period, or accretes, due to the passage of time and a corresponding amount is recorded in the statement of operations.

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and six months ended October 31, 2012 and 2011

(cont’d)

Revisions to the estimated fair value would result in an adjustment to the liability and the capitalized amount in oil and gas assets.

(e)	Foreign Currency Translation:

US dollar is the functional currency of the Company and its subsidiaries. Monetary assets and liabilities denominated in foreign currencies are translated to US dollars at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities at the exchange rates in effect at the time of the transactions. Revenues and expenses are translated to US dollars at rates approximating exchange rates in effect at the time of the transactions. Translation exchange gains and losses resulting from the period-end translation of assets and liabilities denominated in foreign currencies are recorded in other comprehensive income or loss, on the statement of equity. Transaction gains or losses are recognized through earnings.

(f)	Oil Revenue:

Sales of oil, net of any royalties, are recognized when oil has been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured, and the sales price is fixed or determinable. We sell oil on a monthly basis. Virtually all of our contracts’ pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of the oil, and prevailing supply and demand conditions, so that the price of the oil fluctuates to remain competitive with other available oil supplies.

(g)	Stock-Based Compensation:

Generally, all forms of stock-based compensation, including stock option grants, warrants, and restricted stock grants are measured at their fair value utilizing an option pricing model on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from stock-based compensation are recorded in general and administrative expense in the consolidated statement of operations, depending on the nature of the services provided.

(h)	Income Taxes:

The Company follows the asset and liability method of tax allocation accounting. This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between financial accounting bases and tax bases of assets and liabilities. The tax benefits of tax loss carry-forwards and other deferred taxes are recorded as an asset to the extent that management assesses the utilization of such assets to be more likely than not. Deferred tax assets and liabilities are measured using the tax rate in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates of deferred tax assets and liabilities is recognized in income in the year of the enacted rate change. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company recognizes interest and penalties related to uncertain tax positions in the statement of operations in general and administrative expenses. During 2012 the Company incurred penalties and interest of approximately $32,000 with the Canadian Revenue Agency. Through December 12, 2012, the Company has paid $10,000 of the outstanding penalties and interest.

(i)	Per Share Amounts:

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for six months ended October 31, 2012 and three months ended October 31, 2011 presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Common share equivalents excluded an aggregate of 117,759,023 and 118,388,323 shares of common stock for the six months ended October 31, 2012 and the three months ended October 31, 2011, respectively.

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and six months ended October 31, 2012 and 2011

(cont’d)

The Company had the following common stock equivalents at October 31, 2012 and 2011:

As at	October 31 2012	October 31, 2011
Preferred A Shares	-	-
Preferred A Warrants	19,250,000	19,250,000
Preferred B Shares	8,799,995	8,799,995
Preferred B Warrants	15,399,125	15,399,125
Senior I Notes	12,646,000	12,646,000
Senior I Warrants	12,500,000	12,500,000
Senior II Notes	23,000,000	23,000,000
Senior II Warrants	9,200,000	9,200,000
Junior Notes	12,988,903	12,988,903
Consulting Warrants	2,720,000	2,720,000
Stock Options	775,000	1,275,000
Compensation Warrants	480,000	480,000
	117,759,023	118,259,023

(j)	Fair Value of Financial Instruments:

All financial instruments, including derivatives, are to be recognized on the balance sheet initially at fair value. Subsequent measurement of all financial assets and liabilities except those held-for-trading and available for sale are measured at amortized cost determined using the effective interest rate method. Held-for-trading financial assets are measured at fair value with changes in fair value recognized in earnings. Available-for-sale financial assets are measured at fair value with changes in fair value recognized in comprehensive income and reclassified to earnings when derecognized or impaired.

At each balance sheet date, the Company assesses financial assets for impairment with any impairment recorded in the consolidated statement of operations. To assess loans and receivables for impairment, the Company evaluates the probability of collection of accounts receivable and records an allowance for doubtful accounts, which reduces loans and receivables to the amount management reasonably believes will be collected. In determining the amount of the allowance, the following factors are considered: the length of the time the receivable has been outstanding, specific knowledge of each customer’s financial condition and historical experience.

Market risk is the risk that changes in commodity prices will affect the Company’s oil sales, each flows or the value of its financial instruments. The objectives of commodity price risk management is to manage and control market risk exposures within acceptable limits while maximizing returns.

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and six months ended October 31, 2012 and 2011

(cont’d)

The Company is exposed to change in oil prices which impact its revenues and to change in natural gas process which impact its operating expenses.

The Company does not utilize financial derivatives or other contracts to manage commodity price risks.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Fair value measurements are categorized using a valuation hierarchy for disclosure of the inputs used to measure fair value, which prioritized the inputs into three broad levels:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 - Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies.

Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

(k)	Derivatives:

The Company evaluates all financial instruments for freestanding and embedded derivatives. Warrants and conversion features related to convertible notes and preferred shares do not have readily determinable fair values and therefore require significant management judgment and estimation. The Company uses the Binomial pricing model to estimate the fair value of warrant and note conversion feature at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are included in the statement of operations. Inputs into the Binomial pricing model require estimates, including such items as estimated volatility of the Company’s stock risk-free interest rate and the estimated life of the financial instruments being fair valued.

(l)	Subsequent Events:

The Company evaluates subsequent events through the date when condensed consolidated financial statements are issued.

(m)	Reclassifications

Certain amounts in prior periods have been reclassified to conform to current period presentation. The loss from operations decreased by approximately $10.8 million during six months ended October 31, 2011. The $10.8 million was reclassified to other income and expense with no impact on net loss and earnings (loss) per share.

(n)	Segment Reporting

In accordance with ASC 280 “Segment Reporting”, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. Our chief decision maker, as defined under the FASB’s guidance, is the Chief Executive Officer. It is determined that the Company operates in one business segment and two geographic segments, Canada and the United States of America.

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and six months ended October 31, 2012 and 2011

(cont’d)

(o)	Recent Accounting Pronouncements:

In July 2012, the FASB issued the Accounting Standards Update or ASU, 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment, that allows entities to have the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption of these provisions to have a significant effect on its financial statements.

In December 2011, the FASB issued the ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, that deferred the effective date for amendments to the presentation of reclassifications of items out of other comprehensive income. ASU 2011-12 was issued to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. During the redeliberation period, entities will continue to report reclassifications out of accumulated other comprehensive income using guidance in effect before ASU 2011-05 was issued. ASU 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company does not expect the adoption of these provisions to have a material effect on its financial statements.

5.	Oil and Gas Assets:

The following table summarizes the oil and gas assets by project:

Cost	Missouri (a)	Kentucky (b)	Montana (c)	Kansas (d)	Texas (e)	Other (f)	Total
Balance, April 30, 2011	$16,364,000	$100,000	$75,000	$98,214	$-	$1,338,616	$17,975,830
Additions	243,409	-	-		-	-	243,409
Disposals	(178,339)	-	-	(7,100)	-	(246,550)	(431,989)
Depletion	(261,061)	-	-	-	-	-	(261,061)
Impairment	(15,218,009)	(100,000)		(91,114)	-	(971,043)	(16,380,166)
Foreign currency translation	-				-	(21,023)	(21,023)
Balance, April 30, 2012	950,000	-	75,000	-	-	100,000	1,125,000

Disposals	(31,009)	-	-	-	-	-	(31,009)

Balance October 31, 2012	$918,991	$-	$75,000	$-	$-	$100,000	$1,093,991

During the six months ended October 31, 2012, the Company sold assets for $31,009 for proceeds of the equivalent. The Company performed a test of oil and gas assets as of October 31, 2012, and concluded that no further impairments were necessary.

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and six months ended October 31, 2012 and 2011

(cont’d)

In conjunction with the Preferred B Option (note 11), for a period which is the latter of the Series B Preferred Shares (or the underlying investment rights to buy Series B Preferred Shares) being outstanding or August 28, 2011, Mega Partners 1, LLC (“MP1”), an entity controlled by a Director of the Company who was elected September 7, 2012, held rights to acquire additional property interests as follows:

●	MP1 has the option to acquire up to a 20% proportionate interest in any of the Company’s properties outside of the Deerfield Area by paying a proportionate 133% of the Company’s costs-to-date in respect of such property.

●	MP1 has the option to participate with the Company in any future oil and gas property acquisitions for a proportionate 20% share of any such acquisitions.

(a)	Missouri

In September of 2011, Petro shut in all operations in Missouri, having been unable to secure sufficient funding on commercially acceptable terms to follow through to commercially successful exploitation of its Missouri reserves. Since that time, the Corporation has actively sought sources of financing, joint ventures, partnerships or other arrangements to allow it to follow through to commercially successful exploitation of its Missouri reserves. In October 2012, as part of a production sharing agreement with Houston based company, hot gas injection has been initiated in one seven well pattern at Petro’s Grassy Creek project. For the six month period of the test, Petro assigned to the consulting firm exclusive access to its wells and facilities on the 320 acre Grassy Geek lease for purposes of the test.

As of April 30, 2012, the Company determined it necessary to impair the oil and gas properties by $15,218,009. Management concluded that impairment was necessary after analyzing the current capitalization of the Company and analyzing the capital needs of each of the oil and gas projects. Management’s assessment was based on its lack of success in raising funds necessary to commercialize its assets. The Company impaired the assets to salvage values.

As of October 31, 2012, the Company performed an impairment analysis of the Company’s Missouri assets. The assets were written down to salvage value as of April 30, 2012. The Company concluded that there was no change in salvage value as of October 31, 2012.

During the three and six months ended October 31, 2012, the Company did not recognize any revenue from oil and gas sales. During the year ended April 30, 2012, the Company earned an average price of $76.75 per barrel of oil equivalent (boe and incurred operating expenses of $351.71 per. The Company’s 2012 depletion rate was $46.75 per boe.

(b)	Kentucky

The Company has a 37.5% working interest in the shallow rights and an additional 37.5% working interest in the deep rights in certain oil and gas leases totaling approximately 29,147 unproved net mineral acres (10,930 net acres).

During the six months ended October 31, 2012 and during the year ended April 30, 2012, the Company recorded an impairment charge of $- and $100,000 on the Kentucky project as a result of the lack of development activity by the Farmee and the curtailment of Company plans to continue exploration on the project due to a lack of available capital. As a result of these factors and to help raise capital for other purposes the Company is seeking to depose of its interest in this property. To date no offers have been received on the property and the amount that may be ultimately realized is uncertain.

(c)	Montana

The Montana leasehold is in the Devils Basin prospect and totals 1,175 gross acres (881 net). Petro currently owns a 75% working interest in this prospect. Gravis has no immediate plans to develop this property. On April 17, 2012 the Teton Prospect leases totaling 2,807 gross acres (1137 net) expired.

As of October 31, 2012, the Company performed an impairment analysis of the Company’s Montana assets. The assets were written down to salvage value as of April 30, 2012. The Company concluded that there was no change in salvage value as of October 31, 2012.

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and six months ended October 31, 2012 and 2011

(cont’d)

(d)	Kansas

The Chetopa project consists of a 100% interest in two oil and gas leases covering 385 net mineral acres located two miles south of Chetopa, Kansas. The project was suspended in fiscal 2009. On April 2, 2012, the Company sold its suspended Chetopa pre-commercial heavy oil demonstration project including certain oil and gas equipment and a 100% interest in one oil and gas lease covering 320 net acres for cash consideration of $7,100 and for a royalty of $5 per bbl. on future production with a royalty cap of $1,000,000. One lease of 65 acres expired during the year ended April 30, 2012. During the six months ended October 31, 2012 and during the year ended April 30, 2012 the Company recorded an impairment charge of $- and $91,114.

(e)	Texas

At April 30, 2012 all the Company’s Texas leases are expired.

(f)	Other

Other property consists primarily of four used steam generators and related equipment that will be assigned to future projects. In March of 2012, the Company sold one of its five steam generators, located in Lloydminster, Alberta for cash consideration of $219,154. During the six months ended October 31, 2012 and during the year ended April 30, 2012, the Company recorded an impairment charge of $- and $971,043, respectively.

6.	Asset Retirement Obligations:

The total future asset retirement obligation was estimated based on the Company’s ownership interest in all wells and facilities, the estimated legal obligations required to retire, dismantle, abandon and reclaim the wells and facilities and the estimated timing of such payments. The Company estimated the present value of its asset retirement obligations at October 31, 2012 and April 30, 2012 based on a future undiscounted liability of $895,292 and $952,292, respectively. These costs are expected to be incurred within one to 24 years. A credit-adjusted risk-free discount rate of 10% and an inflation rate of 2% were used to calculate the present value.

Changes to the asset retirement obligation were as follows:

	October 31, 2012	April 30, 2012
Balance, beginning of period	$627,072	$727,336
Additions	-	-
Disposition	-	(165,325)
Revisions	(57,105)	-
Accretion	27,820	65,061
	597,787	627,072
Less: Current portion for cash flows expected to be incurred within one year	(213,304)	(260,482)
Long-term portion, end of period	$384,483	$366,590

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and six months ended October 31, 2012 and 2011

(cont’d)

As of October 31, 2012 and April 30, 2012, the Company has $25,000 of reclamation deposits with authorities to secure certain abandonment liabilities in Missouri.

Expected timing of asset retirement obligations:

Year Ended April 30
2013	203,000
2014	122,222
2015	135,556
2016	81,181
Thereafter	353,333
895,292
Effect of discount	(297.505)
Total	$597,787

7.	Convertible Notes and Demand Loans:

In July 2010, the Company closed a financing with a group of its existing shareholders for US $2.5 million of funding. The transactions included the issuance of $2.5 million in senior secured convertible notes (“Senior I Notes”), the conversion of the outstanding Preferred A Shares into approximately $2.5 million junior secured convertible notes (“Junior Notes”) and the reacquisition of a 10% working interest in the Marmaton River and Grassy Creek projects from MPI in exchange for a 2.75% gross overriding royalty on these properties.

On December 28, 2010, January 31, 2011 and March 7, 2011, the Company issued an aggregate of $4.6 million senior secured convertible notes (“Senior II Notes”).

The Senior I and Senior II Notes are senior obligations of the Company secured by the oil and gas assets in the state of Missouri. The Junior Notes are secured by the same assets, but rank behind the Senior I and II Notes in priority.

The investors in the Senior I Notes and the Junior Notes were extended full anti-dilution protection on all convertible securities, including notes and warrants.

For a period of one year following the closing date of each note, the investors in the notes have a right to participate in future financings of the Company.

In the event the Company issues common shares or securities convertible into or exercisable for common shares at a price per share or conversion or exercise price less than the conversion or exercise prices agreed to for each note, the conversion price of the notes and the exercise price of the warrants automatically reduce to such lower prices. The number of warrants outstanding will be increased such that the expected exercise proceeds remain unchanged.

The Company incurred $327,752 of loan fees for the issuance of Senior and Junior Notes which are presented as a deferred asset on the balance sheet and recognized as an expense over the term of the respective notes. During the six months ended October 31, 2012 and 2011, the Company recognized $50,988 and $96,294 as expense. During the three months ended October 31, 2012 and 2011, the Company recognized 2,158 and $48,147 as an expense.

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and six months ended October 31, 2012 and 2011

(cont’d)

The table details the amounts recognized for the Senior and Junior Notes at the date of issuance:

	Face value of the Notes	Carrying amount of the Notes	Conversion feature	Senior warrants
Senior I Notes	$2,500,000	$1,245,490	$327,790	$926,720
Senior II Notes	4,600,000	3,090,820	627,830	881,350
	7,100,000	4,336,310	955,620	1,808,070
Junior Notes	2,501,069	1,573,489	927,580	-
	$9,601,069	$5,909,799	$1,883,200	$1,808,070

The conversion feature and senior warrants amounts recognized are the fair values of the derivative components at issuance date, with the remainder of the proceeds being attributed to the liability components of the notes.

The table details the continuity of convertible notes for the year ended April 30, 2012 and for the six months ended October 31, 2012:

	Face Value of the Notes	Carrying amount of the Notes
Balance, April 30, 2011	$9,451,069	$6,666,263
Issued
Interest and amortization of debt discount	-	2,155,459
Accrued interest applied to principal	275,911	275,911
Balance, April 30, 2012	9,726,980	9,097,633
Issued	-	-
Amortization of debt discount	-	399,147
Balance, October 31, 2012	$9,726,980	$9,496,780

(a)	Senior I Notes

The Senior I Notes pay interest quarterly at an annual rate of 8% in cash or 12% in additional Senior I Notes at the Company’s option until January 30, 2011 and at the holder’s option thereafter. The Senior I Notes mature on January 30, 2012 (currently in default) and are convertible at any time at the holder’s option at a conversion price of $0.50 per common share. The Senior I Notes are also redeemable in cash at any time at the Company’s option or convertible into common shares at the Company’s option if certain conditions have been met. In the event of redemption before the end of the term, there will be a 5% repayment premium. Note holders may elect to receive the redemption amount in common shares at the conversion price.

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and six months ended October 31, 2012 and 2011

(cont’d)

In addition, one warrant was issued to the Senior I Note holders for each $0.50 principal amount of the Senior I Notes for a total of 5,000,000 Senior I Warrants (“Senior I Warrants”). The Senior I Warrants were initially exercisable at $0.50 per share until July 29, 2013. On December 28, 2010, upon the issuance of Senior II notes and Senior II warrants. the conversion price of the Senior I Notes was reduced to $0.20 per share and the number of Senior I Warrants was increased to 12,500,000 and the exercise price reduced to $0.20 per share.

The fair values of the conversion feature and Senior I Warrants were estimated using the Black-Scholes pricing model (equivalent value to utilizing binomial models) based on a risk-free rate of 0.29% - 0.84%, expected volatility of 75% - 100%, and an expected life of 18 months to 3 years.

During the six months ended October 31, 2012 and 2011, the Company accreted the debt discount in the amount of $- and $695,012 respectively. During the three months ended October 31, 2012 and 2011, the Company accreted the debt discount in the amount of $- and $552,640 respectively. The Company recorded 15% default interest during the six months ended October 31, 2012 and 2011.

(b)	Senior II Notes

The Senior II Notes pay interest quarterly at an annual rate of 8% in cash or 12% in additional Senior II Notes at the Company’s option for the first six months after closing and at the holder’s option thereafter. The Senior II Notes mature on June 28, 2012 (currently in default) and are convertible at any time at the holder’s option at a conversion price of $0.20 per common share. The Senior II Notes are also redeemable in cash at any time at the Company’s option or convertible into common shares at the Company’s option if certain conditions have been met. In the event of redemption before the end of the term, there will be a 15% premium due on the investment amount. Note holders may elect to receive the redemption in common shares at the conversion price.

In addition, one warrant has been issued to the Senior II Note holders for each $0.50 principal amount of the Senior Notes for a total of 9,200,000 Senior II Warrants (“Senior II Warrants”). The Senior II Warrants have an exercise price of $0.25 per share, of which 2,400,000 are exercisable until December 28, 2013, 5,600,000 are exercisable until January 31, 2014 and 1,200,000 are exercisable until March 7, 2014.

The fair values of the conversion feature and Senior II Warrants were estimated using the Black-Scholes pricing model (equivalent value to utilizing binomial models) based on a risk-free rate of 0.28% - 1.15%, expected volatility of 120% - 130%, and an expected life of 18 months to 3 years.

During the three months ended July 31, 2012 and 2011, the Company accreted the debt discount in the amount of $243,421 and $563,883 respectively. During the three months ended October 31, 2012 and 2011, the Company accreted the debt discount in the amount of $13,601 and $470,837, respectively. During the three months ended July 31, 2011, the Company utilized the effective interest method. As of April 30, 2012, the Company changed accounting methods and began utilizing the straight-line method. The Company recorded 15% default interest during the six months ended October 31, 2012 and 2011.

(c)	Junior Notes

The Junior Notes pay interest quarterly at an annual rate of 5% in cash or 7.5% in additional Junior Notes at the Company’s option until January 30, 2011 and at the holder’s option thereafter. The notes are currently in default due to the delinquency in interest payments. The Junior Notes mature on July 30, 2013 and are convertible at any time at the holder’s option at a conversion price of $0.50 per common share. The Junior Notes are redeemable in cash at any time at the Company’s option or convertible into common shares at the Company’s option if certain conditions have been met. In the event of redemption before the end of the term, there will be a 5% premium due on the investment amount. Note holders may elect to receive the redemption amount in common shares at the conversion price.

On December 28, 2010, the conversion price of the Junior Notes was reduced to $0.20 per share pursuant to the terms described above.

The fair value of the conversion feature was estimated using the Black-Scholes pricing model (equivalent value to utilizing binomial models) based on a risk-free rate of 0.84%, expected volatility of 100%, and an expected life of 3 years.

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and six months ended October 31, 2012 and 2011

(cont’d)

During the six months ended October 31, 2012 and 2011, the Company accreted the debt discount in the amount of $155,724 and $311,730 respectively. During the three months ended October 31, 2012 and 2011, the Company accreted the debt discount in the amount of $77,862 and $309,314 respectively. During the six months ended October 31, 2011, the Company utilized the effective interest method. As of April 30, 2012, the Company changed accounting methods and began utilizing the straight-line method, which approximates the interest rate method. The Company recorded 15% default interest during the six months ended October 31, 2012 and 2011.

(d)	Demand Loans

On July 16, 2012, the Company entered into a $250,000 Demand Promissory Note (“Demand Loan”) with Petro River. The Demand Loan bears interest at 8% per annum and is due two business days after receipt of demand for payment. In an event of default, the Note bears a default rate of 15% per annum. The Note is unsecured.

On September 6, 2012, the Company entered into a $125,000 Demand Promissory Note (“Note 1”) with Petro River. The Note bears interest at 8% per annum and is due two business days after receipt of demand for payment. In an event of default, the Note bears a default rate of 15% per annum. The Note is unsecured.

On October 3, 2012, the Company entered into a $100,000 Demand Promissory Note (“Note 2”) with Petro River. The Note bears interest at 8% per annum and is due two business days after receipt of demand for payment. In an event of default, the Note bears a default rate of 15% per annum. The Note is unsecured.

During the three and six months ended October 31, 2012, the Company has accrued interest of approximately of $7,107 and $7,929, respectively.

8.	Derivatives

The table summarizes the Company’s derivative instruments:

	Preferred A Warrants	Preferred B Shares	Preferred B Option/Warrants	Note conversion features	Warrants	Consulting warrants	Total
Balance, April 30, 2011	3,219,700	-	5,122,294	2,869,630	2,796,890	491,380	14,499,894
Exercise of Preferred B Options (b)	-	-	(4,846,941)	-	-	-	(4,846,941)
Expiry of Preferred B Options (b)	-	-	(661,259)	-	-	-	(661,259)
Issuance of Preferred B shares and warrants (b)	-	1,662,100	3,677,600	-	-	-	5,339,700
Change in fair value	(3,038,040)	(1,635,701)	(3,014,510)	(2,697,876)	(2,707,058)	(480,591)	(13,573,776)
Balance, April 30, 2012	$181,660	26,399	$277,184	$171,754	$89,832	$10,789	$757,618
Change in fair value	(46,910)	(17,599)	(15,399)	(158,765)	(49,732)	(6,070)	(294,475)
Balance, October 31, 2012	$134,750	$8,800	$261,785	$12,989	$40,100	$4,719	$463,143

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and six months ended October 31, 2012 and 2011

(cont’d)

At October 31, 2012 and April 30, 2012, the fair values of derivative instruments were estimated using the Binomial pricing model based on the following weighted-average assumptions:

	Preferred A Warrants	Preferred B Option/Shares/Warrants	Conversion Feature Derivative	Senior Warrants	Consulting Warrants
Risk-free rate	0.27%-0.30%	0.18%-1.00%	0.20%-0.38%	0.18%-0.27%	0.18%-0.23%
Expected volatility	104%	104%	104%	104%	104%
Expected life	1.82-2.33 years	0.60-4.11 years	0.01-1.25 years	0.74-1.74 years	0.75-1.66 years

The following table summarizes derivative warrants outstanding and exercisable as at October 31, 2012:

Issuance	Number of Warrants	Weighted Avg. Exercise Price	Weighted Avg. Life Remaining
Preferred A Warrants	19,250,000	$0.20	1.82 years
Preferred B Warrants	15,399,125	0.20	3.60 years
Senior I Warrants	12,500,000	0.20	0.75 year
Senior II Warrants	9,200,000	0.25	1.25 years
Consulting Warrants	2,720,000	0.25	1.06 years
	59,069,125	$0.21	2.00 years

(a)	Preferred A Warrants:

In conjunction with the Preferred A Shares issuance in August 2009, the Company issued 15,400,000 warrants (the “Preferred A Warrants”) to the Series A investors. Each Preferred A Warrant allows the holder to purchase a common share at $0.25 per share until August 28, 2014. After May 28, 2010 a cashless conversion option was available only with respect to Preferred A Warrant shares not included for unrestricted public resale in an effective registration statement on the date notice of exercise is given to the Company. All of the Preferred A Warrants are outstanding as at April 30, 2012 and the Company has no effective registration statement in effect related to the Preferred A Warrant shares.

The Preferred A Warrants have similar round-down provisions as the Senior warrants, as a result of which the number of Preferred A Warrants was increased to 19,250,000 at an exercise price of $0.20 on December 28, 2010.

(b)	Preferred B Option:

On August 28, 2009, in conjunction with the Preferred A Share issuance, the Junior Note holders (then holders of Preferred A Shares) received an option to purchase up to 20,000 Series B convertible preferred shares (“Preferred B Shares”) for a stated value of $100 each until November 24, 2010 (extended until June 7, 2011). Each Preferred B Share is convertible into common shares without payment of additional consideration on the basis of 500 common shares for each Preferred B Share converted. (the “Preferred B Option”).

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and six months ended October 31, 2012 and 2011

(cont’d)

On June 7, 2011, 17,599 Preferred B Options were exercised for gross proceeds of $1,759,900 (convertible into 8,799,995 common shares) and the remaining 2,401 Preferred B Options expired. On June 7, 2011, the date of exercise of Preferred B option, the Company revalued the fair value of Preferred B Option and change in fair value of Preferred B option of $(385,906) was recorded in earning. The fair value of exercised and expired portion of Preferred B option of $5,508,200 and proceeds of $1,759,900 were recorded as additional paid in capital

In conjunction with the exercise of the Preferred B Options, the Company issued 15,399,125 common share purchase warrants (“Preferred B Warrants”) on the basis of 875 Preferred B Warrants for each Preferred B Share purchased. Each warrant allows the holder to purchase a common share at $0.20 per share until June 7, 2016. After nine months from the date of issuance, a cashless conversion option is provided only with respect to warrant shares not included for unrestricted public resale in an effective registration statement on the date notice of exercise is given to the Company.

The Preferred B Shares and the Preferred B Warrants contained full ratchet provisions in which the conversion prices could be reset in the event of a subsequent down round issuance. In accordance with ASC 815-40-55, these ratchet provisions were bifurcated from the host instrument, valued utilizing a Binomial pricing model and recorded as a derivative liability.

The fair value of Preferred B Shares and Warrants was estimated on the date of issuance at $5,339,700 using a Binomial pricing model based on a risk-free rate of 1.59%, expected volatility of 100%, and an expected life of 2-5 years.

(c)	Consulting Warrants:

During 2010, the Company issued the warrants to consultants for professional services:

				Fair Value
Date of Issue	Number of Warrants	Exercise Price	Expiry Date	Issue Date	October 31, 2012	April 30, 2012
July 30, 2010	720,000	$0.25	July 30, 2013	$81,510	$719	$1,713
December 28, 2010	2,000,000	$0.25	December 28, 2013	85,300	4,000	9,053
	2,720,000			$166,810	$4,719	$10,789

9.	Stockholders’ Deficiency:

The authorized capital of the Company consists of 2,250,000,000 common shares par value $0.00001 per share and 5,000,000 preferred shares par value $0.00001 per share. The shares of preferred and common stock are retrospectively restated on the accompanying condensed consolidated financial statements. Effective June 20, 2011, the Company’s equity was reverse-split on a one-for-ten basis. All common share, preferred share, warrant and stock option figures disclosed herein are reported on a post reverse-split basis.

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and six months ended October 31, 2012 and 2011

(cont’d)

Preferred B Shares:

The Company has 29,500 Preferred B Shares authorized.

On June 7, 2011, the Company issued 17,599 Series B convertible preferred shares (the “Preferred B Shares”), with a stated value of $100 for gross cash proceeds of $1,759,900 and convertible into common shares at $0.20 per common share.

The Preferred B Shares carried a cumulative quarterly dividend of 5% payable in cash or, at the Company’s discretion, of 150% of the 5% dividend payable in additional Preferred B Shares. As of October 31, 2012 and April 30, 2012, the Company had declared a total of $594,372 and $367,004, respectively, of accumulated dividends. A portion of the dividends were calculated at 15% (instead of 5%) pursuant to the Preferred B Share Subscription Agreement as the Company did not make the dividend payment when it became due on a quarterly basis.

10.	Stock Based Compensation:

The Company has two equity incentive plans. The number of shares reserved for issuance in aggregate under both plans is limited to 10% of the issued and outstanding common shares of Petro. The exercise price, term and vesting schedule of stock options granted are set by the board of directors at the time of grant. Stock options granted under the plans can be exercised on a cashless basis, whereby the employee receives a lesser amount of shares in lieu of paying the exercise price based on the quoted market price of the shares on the exercise date.

The following table summarizes the changes in stock options:

		Weighted Avg.
	Number of Options	Exercise Price
Outstanding, April 30, 2011	1,404,300	0.60
Granted	100,000	0.50
Expired	(52,950)	0.15
Forfeited	-	-
Cancelled	(676,350)	(0.55)
Outstanding, April 30, 2012	775,000	$0.52
Granted	-	-
Expired	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding, October 31, 2012	775,000	$0.52

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and six months ended October 31, 2012 and 2011

(cont’d)

On June 30, 2011, the Company granted 100,000 stock options to the interim chief executive officer exercisable at $0.50 per share. The options vest in three equal tranches on the first, second and third anniversaries of the grant date. These options expire on June 30, 2015. There were no options granted during the six months ended October 31, 2012.

During the six months ended October 31, 2012 and 2011, the Company recorded stock-based compensation expenses of $7,739 and $9,998, respectively. During the three months ended October 31, 2012 and 2011, the Company recorded stock-based compensation expenses of $3,339 and $6,827, respectively.

As of October 31, 2012, total compensation cost related to non-vested stock options not yet recognized is $10,916 which will be recognized over a weighted average period of 1.40 years.

The following table summarizes information about the options outstanding and exercisable at October 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Price	Options	Weighted Avg. Life Remaining	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
$0.50	757,500	1.46 years	$0.50	650,833	$0.50
$1.50	17,500	0.08 years	$1.50	13,125	$1.50
	775,000	1.40 years	$0.52	663,958	$0.52
Aggregate Intrinsic Value	$-			$-

Intrinsic value is the Company’s current per share fair value as quoted on the Over the Counter Bulletin Board on the balance sheet date less the current exercise price.

In April 2011, the Company granted 480,000 warrants to certain officers and directors as recognition of past service contributions for which the $152,010 estimated fair value was recognized on the date of issuance. The warrants are exercisable at $0.50 per share until April 5, 2014

			Weighted Avg.
	Number of	Weighted Avg.	Life Remaining
	Warrants	Exercise Price	At October 31, 2012
Outstanding and exercisable, April 30, 2011	480,000	$0.50	2.65 years
Granted	-	-	-
Outstanding and exercisable, April 30, 2012	480,000	0.50	1.65 years
Outstanding and exercisable, October 31, 2012	480,000	$0.50	1.40 years
Aggregate Intrinsic Value	$-	-	-

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and six months ended October 31, 2012 and 2011

(cont’d)

The fair value of compensation warrants was estimated using the Black-Scholes pricing model with the following assumptions: 0% dividends, 130% expected volatility, 15% forfeiture rate, 1.33% risk-free interest rate and an expected life of 3 years.

11.	Related Party Transactions:

At April 30, 2012, $302,536 long-term receivable is for capital and operating costs owing from MP1 on the Marmaton River and Grassy Creek projects in Missouri. MP1 is controlled by one of the Company’s Directors who was appointed a Director of the Company on September 7, 2012. In July 2010, the Company and MP1 entered into an arrangement whereby the Company reacquired the remaining 10% working interest in the projects in exchange for a 2.75% gross overriding royalty (“GOR”). Under this arrangement, the Company will recover the balance owing from 50% of the GOR payments to the partner. During the time the receivable is outstanding, the Company earns interest on the outstanding balance at the U.S bank prime rate plus 3%. Included in the reported amount receivable is $32,515 of interest earned on the outstanding balance. As of April 30, 2012, the outstanding receivable of $302,536 was fully reserved for $302,536. In addition, the Company ceased to record additional interest on the receivable as of April 30, 2012.

During the three and six months ended October 31, 2012, the Company paid $19,730 and $72,230 in professional fees to a law firm, where the former corporate secretary of the Company is a partner. As of October 31, 2012, the Company owes the law firm $51,287.

12.	Segment Information:

Petro presently has one reportable business segment, that being oil and gas exploration and exploitation. Petro’ corporate and administrative operations are conducted in both Canada and the United States, while all of the oil and gas properties and operations are located in the United States.

	Three Months ended October 31, 2012
	Canada	USA	Consolidated
Revenue	$-	$-	$-
Expenses	476,803	(2,252,164)	(1,775,361)
Net loss	(476,803)	2,252,164	1,775,361
Oil and gas assets	100,000	993,991	1,093,991
Property and equipment	-	6,342	6,342
Oil and gas asset additions	-	-	-
Oil and gas asset impairment	-	-	-
Property and equipment additions	-	-	-

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and six months ended October 31, 2012 and 2011

(cont’d)

	Six Months ended October 31, 2012
	Canada	USA	Consolidated
Revenue	$-	$-	$-
Expenses	718,330	1,157,964	1,876,294
Net loss	(718,330)	(1,157,964)	(1,876,294)
Oil and gas assets	100,000	993,991	1,093,991
Property and equipment	-	6,342	6,342
Oil and gas asset additions	-	-	-
Oil and gas asset impairment	-	-	-
Property and equipment additions	-	-	-

	Three Months ended October 31, 2011
	Canada	USA	Consolidated
Revenue	$-	$72,948	$72,948
Expenses	223,050	771,928	994,978
Net loss	(223,050)	1,029,333	806,283
Oil and gas assets	1,303,158	16,759,226	18,062,384
Property and equipment	-	8,324	8,324
Oil and gas asset additions	-	54,634	54,634
Oil and gas asset impairment	-	-	-
Property and equipment additions	-	-	-

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and six months ended October 31, 2012 and 2011

(cont’d)

	Six Months ended October 31, 2011
	Canada	USA	Consolidated
Revenue	$-	$430,164	$430,164
Expenses	515,013	(8,449,139)	(7,934,126)
Net income (loss)	(515,013)	8,879,303	8,364,290
Oil and gas assets	1,303,158	16,759,226	18,062,384
Property and equipment	-	12,033	12,033
Oil and gas asset additions	-	257,434	257,434
Oil and gas asset impairment	-	-	-
Property and equipment additions	-	12,033	12,033

13.	Fair Value Measurements:

The carrying values of cash and cash equivalents, cash in escrow, restricted cash, accounts payable and accrued liabilities approximate fair values due to their short terms to maturity. The long-term receivable is reported at amortized cost which approximates fair value.

The Company’s financial liabilities are reported at fair value as presented in the following tables:

			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
October 31, 2012
Liability portion of convertible notes	$9,496,780	$9,726,981	$-	$9,726,981	$-

October 31, 2012
Derivatives:
Consulting warrants	$4,719	$4,719	$-	$-	$4,719
Junior and Senior Notes and Warrants	53,089	53,089	-	-	53,089
Preferred A Warrants	134,750	134,750	-	-	134,750
Preferred B Option and Shares	270,585	270,585	-	-	270,585
	$463,143	$463,143	$-	$-	$463,143

			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
April 30, 2012
Liability portion of convertible notes:
Current portion	$2,529,200	$2,529,200	$-	$2,529,200	$-
Long-term portion	6,568,433	7,197,781	-	7,197,781	-
	$9,097,633	$9,726,981	$-	$9,726,981	$-

April 30, 2012
Derivatives:
Consulting warrants	$10,789	$10,789	$-	$-	$10,789
Junior and Senior Notes and Warrants	261,586	261,586	-	-	261,586
Preferred A Warrants	181,660	181,660	-	-	181,660
Preferred B Option and Shares	303,583	303,583	-	-	303,583
	$757,618	$757,618	$-	$-	$757,618

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended October 31, 2012:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, April 30, 2012	$757,618	$757,618

Change in fair value of derivative liability included in net loss	(294,475)	(294,475)

Balance, October 31, 2012	$463,143	$463,143

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and six months ended October 31, 2012 and 2011

(cont’d)

14.	Contingency and Contractual Obligations:

(a)	Contingency:

In January 2010, the Company experienced a flood in its office premises as a result of a broken water pipe. There was significant damage to the premises rendering them unusable until remediation had been completed by the landlord. Pursuant to the lease contract, the Company has asserted that rent should be abated during the remediation process and accordingly, the Company has not paid rent since December 2009. During the remediation process, the Company engaged an independent environmental testing company to test for air quality and for the existence of other potentially hazardous conditions. The testing revealed the existence of potentially hazardous mold and the consultant provided specific written instructions for the effective remediation of the premises. During the remediation process, the landlord did not follow the consultant’s instructions and correct the potentially hazardous mold situation and subsequently in June 2010 gave notice and declared the premises to be ready for occupancy. The Company re-engaged the consultant to re-test the premises and the testing results again revealed the presence of potentially hazardous mold. The Company has determined that the premises are not fit for re-occupancy and considers the landlord to be in default of the lease and the lease terminated.

The landlord disputes the Company’s position and has given notice that it considers the Company to be in default of the lease for failure to re-occupy the premises.

In addition, the landlord has claimed that the Company owes monthly rent for the premises from January 2010 to June 30, 2010 in the amount of $247,348 and has claimed that, as a result of the alleged default, pursuant to the terms of the lease, the Company owes three months accelerated rent in the amount of $114,837. The landlord has also asserted that the Company would be liable for an amount up to the full lease obligation of $1,596,329 which otherwise would have been due as follows:

Year Ended April 30
2011	$473,055
2012	473,055
2013	473,055
2014	177,164
Thereafter	-
Total	$1,596,329

To date, no legal action has been commenced by the landlord and the cost, if any, to the Company is not determinable. Accordingly, no amounts related to rent or the disputed lease obligation have been recorded in these financial statements.

15.	Subsequent Events:

On November 8, 2012, the Company entered into a $350,000 Demand Promissory Note (“Note”) with Petro River. The Note bore interest at 8% per annum and is due two business days after receipt of demand for payment. In an event of default, the Note bears a default rate of 15% per annum. The Note is unsecured.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933, as amended and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to a wide range of known and unknown risks and uncertainties, and although we believe that the expectations represented by such forward-looking statements are reasonable, there can be no assurance that such expectations will be realized. Any number of important factors could cause actual results, future actions, conditions or events to differ materially from those in the forward-looking statements, including, but not limited to, the volatility of oil and gas prices, the ability to implement corporate strategies, the state of domestic capital markets, the ability to obtain financing, changes in oil and gas acquisition and drilling programs, operating risks, production rates, reserve estimates, changes in general economic conditions, and other factors. Undue reliance should not be placed on forward-looking statements as we can give no assurance that they will prove to be correct. The forward-looking statements contained in this annual report are made as of the date hereof. While we acknowledge that subsequent events and developments may cause the views expressed herein to change, we have no intention and undertake no obligation to update, revise or correct such forward-looking information, whether as a result of new information, future events or otherwise, except as required by applicable securities law.

OVERVIEW AND HISTORY

Prior to November 2006, we were a technology company, whose business plan was to acquire the rights to market, sell and distribute a product line of consumer electronic technology products in Canada.

Since November 1, 2006, the primary business activity of the Company has been the acquisition, exploration and development of a number of unproven heavy oil properties in the United States. Its activities to date have included analysis and evaluation of technical data, preparation of geological models, acquisition of mineral rights, exploration and development drilling, conceptual engineering, construction and operation of thermal demonstration projects, and securing capital to fund related expenditures.

In December 2008, the Company reduced its staff and suspended all its capital projects, including operations at its two Missouri heavy oil projects, pending a recovery in oil prices and obtaining financing.

During the spring and summer of 2009, to provide funding to re-start steam injection operations on its Deerfield Missouri acreage, the Company closed a 10% working interest disposition in its Deerfield Missouri project area for proceeds of $2,000,000 and closed the sale of 22,000 Series A Preferred Shares (“Preferred A Shares”) with a stated value of $100 each for proceeds of $2,200,000. Following closing of the transactions, we re-started our Deerfield, Missouri project and the initial oil production response to steam injection on both the Marmaton River and Grassy Creek projects was positive.

On July 30, 2010, the Company closed a $2.5 million financing with a group of its existing stockholders. The transactions included the issuance of $2.5 million in senior secured convertible notes (“Senior I Notes”), the conversion of the outstanding Preferred A Shares into junior secured convertible notes (“Junior Notes”) and the reacquisition by us of a 10% working interest in the Marmaton River and Grassy Creek projects in exchange for a 2.75% overriding royalty interest on the same properties.

On December 28, 2010, January 31, 2011 and March 7, 2011, the Company issued a total of $4.6 million senior secured convertible notes (“Senior II Notes”). During the Spring of 2011, the administration of the Company was moved to Houston, Texas.

As at April 30, 2011, the Company had a working capital deficiency of $1.8 million, recurring losses and net cash outflows from operating activities and an accumulated deficit of $135.9 million. Due to the significant capital cost of steam injection, the volatility of oil prices, and the Company’s financial position, management elected to suspend operations on its Missouri oil and gas assets in October 2011.

As at April 30, 2012, the Company had a working capital deficiency of approximately $4.5 million, recurring losses and net cash outflows from operating activities and an accumulated deficit of $146.4 million.

During September 2011 and, again, in August 2012, the Company was cease traded by the Alberta and British Columbia Securities Commissions for failure to file certain financial information – See Legal Proceedings below. The Company made the required filings with regard to the 2011 cease trade orders and the Alberta and British Columbia cease trade orders were rescinded. The Company has made the required filings with regard to the 2012 cease trade orders and believes that the Alberta and British Columbia cease trade orders will be rescinded. However, as of the date of the filing of this report the cease trade orders have not been rescinded and no assurances can be given as to when or if they will be rescinded. Until these cease trade orders are rescinded the Company’s ability to raise capital is significantly restricted.

We have one wholly-owned subsidiary MegaWest USA, which was incorporated in Nevada on January 9, 2007, and the following indirect whollyowned subsidiaries that are directly owned by MegaWest USA:

Subsidiary	Jurisdiction of Incorporation	Incorporation / Acquisition Date
MegaWest Energy Kentucky Corp. (formerly Kentucky Reserves, LLC)	Ohio	April 2, 2007
MegaWest Energy Missouri Corp. (formerly Deerfield Energy LLC)	Delaware	April 5, 2007
MegaWest Energy Kansas Corp. (formerly Deerfield Energy Kansas Corp.)	Delaware	April 5, 2007
MegaWest Energy Texas Corp. (formerly Trinity Sands Energy LLC)	Delaware	April 25, 2007
MegaWest Energy Montana Corp.	Delaware	October 19, 2007

Merger, Re-Incorporation and Name Change

As we reported on our Current Report on Form 6-K, filed with the Securities and Exchange Commission on July 29, 2012, we have entered into a nonbinding letter of intent with Petro River Oil, LLC, a privately held Delaware limited liability company (“Petro LLC”) that would result in Petro acquiring Petro LLC for common stock, the name of the Company being changed to Petro River Oil Corp. and the Company domesticated to Delaware (the “Merger Transaction”). The letter of intent also contemplates that our board will consist of 5 members, 4 of which will be nominated by Petro LLC. Currently, it is intended that, post-Merger Transaction, current common shareholders of Petro will own approximately 2% of the issued and outstanding shares of the Company, holders of our preferred shares and notes approximately 18% and holders of shares and notes of Petro LLC approximately 80%. Additionally, in advance of the closing of the Merger Transaction, our stockholders approved, and we completed, the name change to Petro River Oil Corp., our continuation/domestication to Delaware, and the election of the directors nominated by Petro LLC.

On September 7, 2012, our stockholders approved a special resolution granting the Board of Directors of the Company the discretionary authority to amend the Company’s organizational documents to effect one or more reverse stock splits of the issued and outstanding common shares, pursuant to which the common shares would be combined and reclassified into one common share at a ratio within the range from 1-for-2 up to 1-for-250; provided, however, that the Company shall not effect a reverse stock-split that, in the aggregate, exceeds 1-for-250. We do not currently intend to issue fractional shares in connection with the reverse stock-split. Therefore, the Company does not expect to issue certificates representing fractional shares. The Board of Directors will have the discretionary authority to determine whether to arrange for the disposition of fractional interests by stockholders entitled thereto, to pay in cash the fair value of fractions of a share as of the time when those entitled to receive such fractions are determined, or to entitle stockholders to receive from the Company’s transfer agent, in lieu of any fractional share, the number of shares rounded up to the next whole number. The ownership of a fractional share interest following the reverse stock-split would not give the holder any voting, dividend or other rights, except to receive the cash payment, or, if the Board of Directors so determines, to receive the number of shares rounded up to the next whole number, as described above.

Our Business

At April 30, 2012, the Company’s Missouri lease holdings totaled 32,476 gross acres with 96% working interest. During the six months ended October 31, 2012, certain leases totaling 1,569 gross acres expired.

On separate pilot projects at Deerfield (being Marmaton River and Grassy Creek), we built two 500 barrel of oil per day steam drive production facilities (Marmaton River and Grassy Creek) comprised of 116 production wells, 39 steam injection wells and 14 service and observation wells. Throughout the Deerfield area, we have drilled 73 exploration/delineation wells with a 67% success rate.

Effective July 1, 2010, Petro reacquired the 10% working interest in the Company’s Marmaton River and Grassy Creek projects it had sold during fiscal 2010 to MP1, in exchange for a 2.75% gross overriding royalty interest on the projects. Following this acquisition, Petro has a 100% working interest in both projects.

MP1 retains the option to acquire up to a 10% interest in future projects within the Deerfield Area, on a project by project basis, by paying up to a US $300,000 equalization payment per project and thereafter its proportionate share of all future development and operating costs in respect of such project, including a proportionate share of facility costs.

As of April 30, 2012, the Company determined it necessary to impair the oil and gas properties in Missouri by $15,218,009 (2011 -$9,066,590: 2010 -$nil) Management concluded that an impairment was necessary after analyzing the current capitalization of the Company and analyzing the capital needs of each of the oil and gas projects. Management’s assessment was based on its lack of success in raising funds necessary to commercialize its assets. The Company impaired these assets to salvage values. No further impairment was deemed necessary at October 31, 2012

No oil or gas was produced or sold by the company during the six months ended October 31, 2012.

While we believe that future uninterrupted commercial operations, taking advantage of what has been learned in the pilot operations, could result in economically viable production rates, we are uncertain of our ability to achieve these results.

At April 30, 2012, the Company held a long-term receivable for capital and operating costs owing from MP1, in the amount of $302,536 (April 30, 2011 - $294,862; April 30, 2010 - $307,620) related to the Marmaton River and Grassy Creek projects in Missouri. In July 2010, the Company and MP1 entered into an arrangement whereby the Company reacquired the remaining 10% working interest in the projects in exchange for a 2.75% gross overriding royalty. Under this arrangement, the Company will recover the balance owing from 50% of the GOR payments to the partner. During the time the receivable is outstanding, the Company earns interest on the outstanding balance at the U.S bank prime rate plus 3%. Included in the reported amount receivable is $32,514 of interest earned on the outstanding balance (2011- $15,050; 2010 - $nil). As of April 30, 2012, Management reported an allowance of $302,536, because while operations at Marnaton River and Grass Creek have been suspended currently, at some point in the future, they may resume.

Kentucky

The Kentucky lease holdings include a 37.5 % working interest in 29,147 unproved gross acres (10,930 net acres). The Kentucky property is mainly undeveloped land and therefore was not assigned any reserve value under our independent reserve reports.

On September 21, 2010, we and our 62.5% working interest partner (together the “Farmor”) signed a farm-out agreement for their interest in 5,100 net acres in the Little Muddy Area of Butler County, Kentucky to a Houston-based independent exploration and production company (“Farmee”).

On December 4, 2010, this farm-out agreement was expanded to cover the full 29,147 unproved gross acres. All acreage leased in Kentucky by the Farmor and the Farmee in Butler, Warren, Edmonson and Muhlenberg counties was pooled and subject to the new agreement. During September 2011, we reviewed these arrangements with the Farmee with our working interest partner. As a result of this review we and our working interest partner agreed that there was a lack of development activity by the Farmee and that we should seek a release from the agreement.

During the year ended April 30, 2012, the Company recorded an impairment charge of $100,000 (2011 -$3,179,174, 2010 - $nil) on the Kentucky project as a result of the lack of development activity by the Farmee and the curtailment of Company plans to continue exploration on the project due to a lack of available capital. As a result of these factors and to help raise capital for other purposes the Company is seeking to depose of its interest in this property. To date no offers have been received on the property and the amount that may be ultimately realized is uncertain.

Montana

The Montana leasehold is in the Devils Basin prospect and totals 1,175 gross acres (881 net). We currently own a 75% working interest in this prospect, but have no immediate plans to develop this property. On April 17, 2012 the Teton Prospect leases totalling 2,807 gross acres (1137 net) expired.

During the year ended April 30, 2012 the Company recorded an impairment charge of $nil (2011 -$602,913; 2010 - $816,690) on the Montana project. The 2011 impairment was recorded due to the expiry of leases and curtailment of plans to continue exploration on the lands in the near term because of the lack of capital available for this project. The remaining costs represent the Company’s estimate of the fair value of the leases as determined by sales in the area for long term leases with farmout potential and related seismic value.

Kansas

On April 2, 2012, we sold our suspended Chetopa pre-commercial heavy oil demonstration project including certain oil and gas equipment and a 100% interest in one oil and gas lease covering 320 net acres for cash consideration of $7,100 and for a royalty of $5.00 US per bbl. on future production with a royalty cap of $1,000,000. One lease of 65 acres expired during the year ended April 30, 2012. The project was suspended in fiscal 2009. During the year ended April 30, 2012 the Company recorded an impairment charge of $91,114 (2011 -$nil; 2010 - $nil).

Texas

At April 30, 2012 all Petro River’s Texas leases are expired.

The following table sets forth the lease areas we have an interest in, by area, as of October 31, 2012 and as of April 30, 2012, and the number of oil wells in which we held a working interest:

Project Areas	31-Oct-12		30-Apr-12
	Gross	Net	Gross	Net
Kansas	-	-	-	-
Missouri	32,476.2	31,203.08	34,045	32,615
Kentucky (1)	29,147	10,930	29,147	10,930
Montana (1)	1,175.0	881.00	1,175	881
Texas (1)	-	-	-	-

Total	62,798.2	43,014.1	64,367.0	44,426.0

The following table sets forth the number of oil wells in which we held a working interest:

	Producing		Producing		Non-Producing		Non-Producing
	31-Oct-12		30-Apr-12		31-Oct-12		30-Apr-12
	Gross	Net	Gross	Net	Gross	Net	Gross	Net

Kansas	-	-	-	-	-	-	-	-
Missouri	-	-	-	-	117	117	117	117
Kentucky (1)	-	-	-	-	5	1.9	5	1.9
Montana (1)	-	-	-	-	-	-	-	-
Texas (1)	-	-	-	-	5	5	5	5
Total	-	-	-	-	127	123.9	127	123.9

We have discontinued our plans for any further expenditure on these properties as a result of poor drilling results in prior years and a lack of resources.

The Company retains qualified independent reserves evaluators to evaluate the Company’s proved oil reserves. The Company does not have any natural gas reserves. For the years ended April 30, 2012, 2011 and 2010 the reports by GLJ Petroleum Consultants (“GLJ”) covered 100% of the Company’s oil reserves. Proved oil and natural gas reserves, as defined within the SEC Rule 4-10(a)(22) of Regulation S-X, are those quantities of oil and gas, which, by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs, and under existing economic conditions, operating methods and government regulations prior to the time of which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether determinable or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. Developed oil and natural gas reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and through installed extraction equipment and infrastructure operational at the time of the reserves estimate is the extraction is by means not involving a well. Estimates of the Company’s oil reserves are subject to uncertainty and will change as additional information regarding producing fields and technology becomes available and as future economic and operating conditions change.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s significant accounting policies are described in Note 4 to the annual consolidated financial statements for the years ended April 30, 2012, April 30, 2011 and April 30, 2010 respectively. The consolidated financial statements are prepared in conformity with U.S. GAAP.

Effective May 1, 2010, the Company started using generally accepted accounting principles in the United States (“US GAAP”) retrospectively to prepare its consolidated financial statements. The decision to change to US GAAP was made to enhance communication with shareholders and other investors and improve the comparability of financial information reported with competitors and peer group companies.

The accounting policies set out in note 4 have been applied consistently to all periods presented in these audited consolidated financial statements.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts and other disclosures in these financial statements. Actual results may differ from those estimates due to factors such as fluctuations in interest rates, currency exchange rates, inflation levels and commodity prices, changes in economic conditions and legislative and regulatory changes.

Significant estimates used in the preparation of these financial statements include estimates of oil and gas reserves and resources and the estimated value of the unproved properties, fair value of the Preferred A Shares at the date of their exchange estimates for Preferred B shares, derivative fair values, stock-based compensation fair values and estimated cost and timing related to asset retirement obligations.

Certain fair value estimates are based on expected volatility of the Company’s share price. In years 2012 and 2011, the Company used a volatility rate based on peer entities rather than historical trading prices of its common shares as used in 2010 and prior years. The volatility of peer entities is considered more representative for the Company due to the dilutive impact of financings completed in 2011 and the limited trading of the Company’s shares on the OTC Bulletin Board.

The critical accounting policies used in the preparation of our consolidated financial statements are described below.

Oil and Gas Operations

The Company follows the full cost method of accounting for oil and gas operations whereby all costs related to exploration and development of oil and gas reserves are capitalized. Under this method, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and natural gas reserves, including salaries, benefits and other internal costs directly attributable to these activities. Costs associated with production and general corporate activities, however, are expensed in the period incurred. Costs are capitalized on a country-by-country basis. To date, there has only been one cost center, the United States.

Capitalized costs of oil and natural gas properties may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved reserves plus the cost of unproven properties. Should capitalized costs exceed this ceiling, impairment is recognized.

The present value of estimated future net cash flows is computed by applying the average first-day-of-the-month prices during the previous twelve-month period of oil and natural gas to estimated future production of proved oil and natural gas reserves as of year-end less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. Prior to December 31, 2009, prices and costs used to calculate future net cash flows were those as of the end of the appropriate quarterly period.

Following the discovery of reserves and the commencement of production, the Company computes depletion of oil and natural gas properties using the unit-of-production method based upon production and estimates of proved reserve quantities. Costs associated with unproved properties are excluded from the depletion calculation until it is determined whether or not proved reserves can be assigned to such properties. Unproved properties are assessed for impairment quarterly. Significant properties are assessed individually.

The Company assesses all items classified as unproved property on a quarterly basis for possible impairment. The Company assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: land relinquishment; intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate impairment, the related exploration costs incurred are transferred to the full cost pool and are then subject to depletion and the ceiling limitations on development oil and natural gas expenditures.

Proceeds from the sale of oil and gas assets are applied against capitalized costs, with no gain or loss recognized, unless a sale would alter the rate of depletion and depreciation by 25 percent or more.

Significant changes in these factors could reduce our estimates of future net proceeds and accordingly could result in an impairment of our oil and gas assets. Management will perform quarterly assessments of the carrying amounts of its oil and gas assets as additional data from ongoing exploration activities becomes available.

Management concluded that for the year ended April 30, 2012, an impairment was necessary after analyzing the current capitalization of the Company and its capital needs, and its lack of success in raising funds necessary to commercialize its assets.

As a result of these considerations, the Company’s current and foreseeable inability to develop these properties due to capital constraints, the Company recorded a $16,380,166 impairment charge on its properties during the year ended April 30, 2012, $12,848,677 for the year ended April 30, 2011, and $1,162,545 for the year ended April 30, 2010.

In light of the foregoing, and if sufficient financing is not arranged and dedicated by the board of directors to the restarting operations by April 30, 2013, a significant or total downward revision of reserves may be recorded as at April 30, 2013. It is the Corporation’s view, however and that the assumptions, qualifications and models pursuant to which the Reserves Evaluation Report was prepared, and upon which the information in its independent Reserves Evaluation Report was based, were valid as at the effective date of the Report of April 30, 2012 and at October 31, 2012.

Canadian Disclosure Requirements

National Instrument 51-101 - Standards of Disclosure for Oil and Gas Activities (“NI 51- 101”) imposes oil and gas disclosure standards for Canadian public companies engaged in oil and gas activities. We have provided and continue to provide disclosure which complies with the annual disclosure requirements of NI 51-101, however as an SEC Issuer (as such term is defined under National Instrument 51-102 - Continuous Disclosure Obligations (“NI 51-102”)) we are entitled to file our U.S. filings, under some circumstances, in place of continuous disclosure materials set forth in NI 51-102 for Canadian reporting issuers. However, our U.S. filings also contain reserves disclosure prepared in accordance with U.S. disclosure requirements. We have obtained an exemption order from the Alberta Securities Commission dated April 5, 2012, exempting us from certain requirements of NI 51-101 to permit us to provide disclosure prepared in accordance with U.S. disclosure requirements, in addition to the Canadian protocol disclosures.

The practice of preparing production and reserve quantities data under Canadian disclosure requirements differs from the U.S. reporting requirements. The primary differences between the two reporting requirements include:

●	the Canadian standards require disclosure of proved and probable reserves, while the U.S. standards require disclosure of only proved reserves;

●	the Canadian standards require the use of forecast prices in the estimation of reserves, while the U.S. standards require the use of 12-month average prices which are held constant;

●	the Canadian standards require disclosure of reserves on a gross (before royalties) and net (after royalties) basis, while the U.S standards require disclosure on a net (after royalties) basis;

●	the Canadian standards require disclosure of production on a gross (before royalties) basis, while the U.S. standards require disclosure on a net (after royalties) basis; and

●	the Canadian standards require that reserves and other data be reported on a more granular product type basis than required by the U.S. standards.

●	This supplementary oil and natural gas information is provided in accordance with the United States Financial Accounting Standards Board (“FASB”) Topic 932 – “Extractive Activities – Oil and Gas”.

We retain qualified independent reserves evaluators to evaluate our proved oil reserves. We do not have any natural gas reserves. For the years ended April 30, 2012, 2011 and 2010 the reports by GLJ Petroleum Consultants (“GLJ”) covered 100% of our oil reserves.

Fair Value of the Company’s Common Shares, Options and Warrants and Derivatives

We used valuation techniques that rely on unobservable inputs for its derivatives to estimate their fair values such as expected volatility rates comparable to peer companies. The Company evaluates all financial instruments for freestanding and embedded derivatives. Warrants and conversion features related to convertible notes and preferred shares do not have readily determinable fair values and therefore require significant management judgment and estimation. Changes in the fair value of these derivatives during each reporting period are included in the statement of operations. Inputs into the Binomial pricing model require estimates, including such items as estimated volatility of the Company’s stock and the estimated life of the financial instruments being fair valued.

While on the date of issuance, the Company used a Black Scholes pricing model, the fair value of options and warrants granted and the conversion feature of convertible notes were as valued subsequent to issuance based on binomial pricing models, which use the common share fair value on the grant date as an input.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued the Accounting Standards Update or ASU, 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment, that allows entities to have the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption of these provisions to have a significant effect on its financial statements.

In December 2011, the FASB issued the ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, that deferred the effective date for amendments to the presentation of reclassifications of items out of other comprehensive income. ASU 2011-12 was issued to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. During the redeliberation period, entities will continue to report reclassifications out of accumulated other comprehensive income using guidance in effect before ASU 2011-05 was issued. ASU 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company does not expect the adoption of these provisions to have a material effect on its financial statements.

Results of Operations

Three months ended October 31, 2012 compared to three months ended October 31, 2011:

The following discussion involves our results of operations for the three months ended October 31, 2012 compared to the three months ended October 31, 2011.

We had no revenues for the three months ended October 31, 2012, compared to revenues of $72,948 for the three months ended October 31, 2011. The absence of revenue is primarily attributable to a reduction or suspension of all of our operations by during the second quarter of 2011.

Operating expenses, which include general and administrative expenses, for the three months ended October 31, 2012, were $556,559 compared to expenses of $994,978 for the three months ended October 31, 2011. The decrease of $438,419, or approximately 44%, is mainly attributable to reduction of direct operating expenses of $178,524 and general and administrative expenses of $213,912 primarily attributable to a reduction or suspension of all of our operations by during the second quarter of 2011.

Interest expense, primarily composed of interest on our Senior Notes and Junior Notes was $466,439 and $1,353,086 for the three months ended October 31, 2012 and 2011, respectively. The decrease is primarily attributable to fully accreting the debt discount on a majority of the notes during prior periods.

The change in fair value of the derivative liabilities decreased from a gain of $3,118,732 to $2,795,025 during the three months ended October 31, 2012 as compared to the comparable period ended October 31, 2011. The decrease is primarily related to a decrease in the fair value of the Company’s common stock as of the comparable balance sheet dates.

We had net income (loss) of $1,775,361 for the three months ended October 31, 2012 compared to net income (loss) of $806,283 for the three months ended October 31, 2011. This increase in net income (loss) of $969,078 or approximately 120% is mainly attributable to lower interest expense and lower operating expenses our having suspended drilling operations in the fall of 2011 for liquidity reasons.

Six months ended October 31, 2012 compared to six months ended October 31, 2011:

The following discussion involves our results of operations for the six months ended October 31, 2012 compared to the six months ended October 31, 2011.

We had no revenues for the six months ended October 31, 2012, compared to revenues of $430,164 for the six months ended October 31, 2011. The absence of revenue is primarily attributable to a reduction or suspension of all of our operations by during the second quarter of 2011.

Operating expenses, which include general and administrative expenses, for the six months ended October 31, 2012, were $1,056,496 compared to expenses of $2,851,045 for the six months ended October 31, 2011. The decrease of $1,794,549, or approximately 63%, is mainly attributable to reduction of direct operating expenses of $1,108,489 and general and administrative expenses of $484,756, primarily attributable to an reduction or suspension of all of our operations by during the second quarter of 2011.

Interest expense, primarily composed of interest on our Senior Notes and Junior Notes was $1,142,705 and $2,093,224 for the six months ended October 31, 2012 and 2011, respectively. The decrease is primarily attributable to fully accreting the debt discount on a majority of the notes during prior periods.

The change in fair value of the derivative liabilities decreased from a gain of $12,959,547 to $294,475 during the six months ended October 31, 2012 as compared to the comparable period ended October 31, 2011. The decrease is primarily related to a decrease in the fair value of the Company’s common stock as of the comparable balance sheet dates.

We had net income (loss) of ($1,876,294) for the six months ended October 31, 2012 compared to net income (loss) of $8,364,290 for the six months ended October 31, 2011. This increase in net income (loss) of ($10,240,584) or approximately 122% is mainly attributable to a change in fair value of derivative liabilities of ($12,959,547) for the six months ended October 31, 2011 as compared to ($294,475) for the six months ended October 31, 2012 offset partially by items previously discussed.

Liquidity and Capital Resources

As of October 31, 2012, we had cash or cash equivalents of $6,183, as compared to $300,274 at April 30, 2012.

Net cash used in operating activities was $806,970 for the six months ended October 31, 2012, compared to $2,815,661 for the same period last year.

Net cash provided by (used in) investing activities was $31,009 for the six months ended October 31, 2012, compared to net cash provided by (used in) investing activities of ($269,715) for the six months ended October 31, 2011.

Net Cash provided by financing activities was $475,000 for the six months ended October 31, 2012, compared to $2,368,826 for the six months ended October 31, 2011.

The Company will need to raise additional funds within the next 12 months by means of additional equity issuances, debt financing or selling of working interests in order to discharge its liabilities and continue its activities. In the longer term, the recoverability of the carrying value of the Company’s long-lived assets is dependent upon the Company’s ability to preserve its interest in the underlying properties, the discovery of economically recoverable reserves and the achievement of profitable operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

While the outcome of fund raising and exploration activities cannot be determined at this time, the condensed consolidated financial statements included in this report have been prepared on the basis of a going concern. The going concern basis of presentation assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. While there is substantial doubt about the ability of the Company to continue to use the going concern assumption, the consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to secure additional funding and attain profitable operations.

As we reported on our Current Report on Form 6-K, filed with the Securities and Exchange Commission on July 29, 2012, we have entered into a nonbinding letter of intent with Petro River Oil, LLC, a privately held Delaware limited liability company (“Petro LLC”) that would result in Petro acquiring Petro LLC for common stock, the name of the Company being changed to Petro River Oil Corp. and the Company domesticated to Delaware (the "Merger Transaction"). The letter of intent also contemplates that our board will consist of 5 members, 4 of which will be nominated by Petro LLC. Currently, it is intended that, post-Merger Transaction, current common shareholders of Petro will own approximately 2% of the issued and outstanding shares of the Company, holders of our preferred shares and notes approximately 18% and holders of shares and notes of Petro LLC approximately 80%. Additionally, in advance of the closing of the Merger Transaction, our stockholders approved, and we completed, the name change to Petro River Oil Corp., our continuation/domestication to Delaware, and the election of the directors nominated by Petro LLC. It is intended that, post-Merger Transaction, on a consolidated basis, Petro will have cash and cash equivalents of approximately $7 million, which we believe will be sufficient to fund our general administrative and operating expenses for the next three fiscal years.

Financing Activities

During the six months ended October 31, 2012, the Company received $475,000 from the issuance of demand notes.

Capitalization

As we reported on our Current Report on Form 6-K, filed with the Securities and Exchange Commission on July 29, 2012, we have entered into a nonbinding letter of intent with Petro River Oil, LLC, a privately held Delaware limited liability company (“Petro LLC”) that would result in Petro acquiring Petro LLC for common stock, the name of the Company being changed to Petro River Oil Corp. and the Company domesticated to Delaware (the “Merger Transaction”). The letter of intent also contemplates that our board will consist of 5 members, 4 of which will be nominated by Petro LLC. Currently, it is intended that, post-Merger Transaction, current common shareholders of Petro will own approximately 2% of the issued and outstanding shares of the Company, holders of our preferred shares and notes approximately 18% and holders of shares and notes of Petro LLC approximately 80%. Additionally, in advance of the closing of the Merger Transaction, our stockholders approved, and we completed, the name change to Petro River Oil Corp., our continuation/domestication to Delaware, and the election of the directors nominated by Petro LLC.

On September 7, 2012, our stockholders approved a special resolution granting the Board of Directors of the Company the discretionary authority to amend the Company’s organizational documents to effect one or more reverse stock splits of the issued and outstanding common shares, pursuant to which the common shares would be combined and reclassified into one common share at a ratio within the range from 1-for-2 up to 1-for-250; provided, however, that the Company shall not effect a reverse stock-split that, in the aggregate, exceeds 1-for-250. We do not currently intend to issue fractional shares in connection with the reverse stock-split. Therefore, the Company does not expect to issue certificates representing fractional shares. The Board of Directors will have the discretionary authority to determine whether to arrange for the disposition of fractional interests by stockholders entitled thereto, to pay in cash the fair value of fractions of a share as of the time when those entitled to receive such fractions are determined, or to entitle stockholders to receive from the Company’s transfer agent, in lieu of any fractional share, the number of shares rounded up to the next whole number. The ownership of a fractional share interest following the reverse stock-split would not give the holder any voting, dividend or other rights, except to receive the cash payment, or, if the Board of Directors so determines, to receive the number of shares rounded up to the next whole number, as described above.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. In addition, we have no unconsolidated special purpose financing or partnership entities that are likely to create material contingent obligations.

INFLATION

It is our opinion that inflation has not had, and is not likely to have, a material effect on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Credit Risk

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. As at April 30, 2012, the maximum credit exposure is the carrying amount of accounts receivable of $nil and the long-term receivable of $302,536 (2011 – accounts receivable $231,316; 2011 long-term receivable $294,862; 2010 - long term receivable $307,620) each of which is receivable from a single counterparty. Both counterparties are active in the exploration for and extraction of oil and natural gas, and are therefore largely exposed to the same risks as the Company.

The majority of the Company’s cash and cash equivalents are held in US bank deposit accounts and the Company views credit risk on cash and cash equivalents as minimal.

The Company intends to minimize exposure to credit risk by only transacting with reputable counterparties.

There is a risk that the long term receivable will not be realized if the Company’s Marmaton and Grassy properties do not produce sufficient oil and thereby result in no gross overriding royalties being owed by the Company from which the receivable is recovered (note 6).

The Company did not provide for any doubtful accounts nor did it write-off any receivables during the years ended April 30, 2012, and 2011. The Company would only choose to write-off a receivable balance (as opposed to providing an allowance) after all reasonable avenues of collection had been exhausted.

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in paying obligations as they come due. The Company’s financial liabilities consist of accounts payable and accrued liabilities. Accounts payable consists of invoices payable to trade suppliers for capital expenditures, field operating activities, and general corporate expenses. The Company processes invoices within a normal payment period.

The Company prepares operations and capital expenditure budgets which are regularly monitored and updated. As well, the Company utilizes authorizations for expenditures on projects to manage capital expenditures. As discussed, the Company will have to attract additional financing to be able to meet its obligations.

Commodity Price Risk

Market risk is the risk that changes in commodity prices, will affect the Company’s oil sales, cash flows or the value of its financial instruments. The objective of commodity price risk management is to manage and control market risk exposures within acceptable limits, while maximizing returns. Our future revenue and profitability will be dependent, to a significant extent, upon prevailing market prices for oil and gas. In the past, oil and gas prices have been volatile. Prices are subject to wide fluctuations in response to changes in supply of, and demand for, oil and gas, market uncertainty, and a variety of additional factors that are beyond our control. We currently are in an exploration stage and accordingly, we capitalize all net revenue received against capital costs incurred.

Foreign Currency Exchange Rate Risk

The Company is exposed to foreign currency fluctuations as it has cash, accounts receivable and accounts payable denominated in Canadian dollars. A 1% change in foreign exchange rates between the US and Canadian dollars would have resulted in a change of approximately $1,000 in the net loss in 2012 (2011 - $2,425). There are no exchange rate contracts in place.

Interest Rate Risk

Interest rate risk is the risk that future cash flows will fluctuate as a result of changes in market interest rates. Interest earned on cash and cash equivalents is at nominal rates and therefore, the Company does not consider interest rate risk to be significant. At the date of this Annual Report, our company has junior and senior notes outstanding that bear fixed rates of interest and accordingly, interest rate risk on these liabilities is not considered to be significant. Interest rate risk on the long-term receivable is not considered significant. There are no interest rate swaps or financial contracts in place.

Share Price Risk

Share price risk is the risk that changes in the market price of the Company’s shares will affect the fair value of its derivatives. A 5% change in the market price of the Company’s shares would have resulted in a change of approximately $40,000 in the net loss (2011 - $1,073,700; 2010 - $94,000).

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended October 31, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

During September 2011 and, again, in August 2012, the Company was cease traded by the Alberta and British Columbia Securities Commissions for failure to file certain financial information – See Legal Proceedings below. The Company made the required filings with regard to the 2011 cease trade orders and the Alberta and British Columbia cease trade orders were rescinded. The Company has made the required filings with regard to the 2012 cease trade orders and believes that the Alberta and British Columbia cease trade orders will be rescinded. However, as of the date of the filing of this report the cease trade orders have not been rescinded and no assurances can be given as to when or if they will be rescinded. Until these cease trade orders are rescinded the Company’s ability to raise capital is significantly restricted.

Except as disclosed above and in our annual report on Form 20-F, filed with the Securities and Exchange Commission, we are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS.

N/A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On July 30, 2010, we issued to various investors senior secured promissory notes and subordinated secured debentures. Between December 28, 2010 and March 7, 2011, we issued to various investors secured promissory notes. In connection with the issuance of these securities, we granted a security interest to the investors substantially all of our assets. Interest on these securities is payable quarterly in arrears. We have not made the required quarterly interest payments and the secured promissory notes issued between December 28, 2010 and March 7, 2011 had a maturity date of June 28, 2012, which have not been repaid, therefore, we are currently in default under the terms of the securities.

Although the investors have not demanded current payment on the amounts outstanding (to the extent the principal is not currently due), the obligations of the Company under the various secured notes may be accelerated upon the occurrence of an event of default. Pursuant to the security interests granted, in the event of a default, the investors have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements. As of the date of this filing, the investors have not declared a default by the Company, although there can be no assurance that they will not declare a default in the future.

ITEM 4. Reserved.

ITEM 5. OTHER INFORMATION.

On November 8, 2012, the Company entered into a $350,000 Demand Promissory Note (“Note”) with Petro River. The Note bore interest at 8% per annum and is due two business days after receipt of demand for payment. In an event of default, the Note bears a default rate of 15% per annum. The Note is unsecured.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

1.1	Certificate of Incorporation - British Columbia (1)

1.2	Notice of Articles - British Columbia (2)

1.3	Certificate of Name Change - British Columbia (2)

1.4	Articles - British Columbia (2)

1.5	Certificate of Continuance - Alberta (3)

1.6	Articles of Continuance - Alberta (3)

1.7	By-law No. 1 - Alberta (3)

1.8	Certificate of Name Change – Alberta (8)

1.9	Certificate of Corporate Domestication - Delaware (8)

1.10	Certificate of Incorporation – Delaware (8)

1.11	Bylaws – Delaware (8)

4.1	Canadian Stock Option Plan dated August 24, 2004, amended and restated February 19, 2007 and August 9, 2007 (4)

4.2	U.S. Stock Option Plan dated January 5, 2007 (4)

4.3	Operating and Farm-in Agreement dated October 24, 2007 in respect Loma Area, Montana (Big Sky project) (5)

4.4	Operating and Farm-in Agreement dated October 24, 2007 in respect Teton Area, Montana (Big Sky project) (5)

4.5	Canadian Equity Incentive Plan, amended and restated June 5, 2008 (6)

4.6	U.S. Equity Incentive Plan, amended and restated June 5, 2008 (6)

4.7	Agreement of Purchase and Sale dated August 27, 2009 between MegaWest Energy Missouri Corp. and Mega Partners 1, LLC (6)

4.8	Operating Agreement dated August 27, 2009 between MegaWest Energy Missouri Corp. and Mega Partners 1, LLC (6)

4.9	Side Letter Agreement dated August 27, 2009 between MegaWest Energy Missouri Corp. and Mega Partners 1, LLC (6)

4.10	Form of Subscription Agreement entered into with various subscribers in August, 2009 (6)

4.11	Form of Subscription Agreement dated July 30, 2010, among MegaWest Energy Corp. and certain subscribers for US$2,500,000 Senior Convertible Notes (7)

4.12	Form of Exchange Agreement dated July 30, 2010, among MegaWest Energy Corp. and the holders of Series A preferred shares to convert the Series A preferred shares into US$2,501,069 Junior Convertible Notes (7)

4.13	2012 Equity Compensation Plan (9)

8.1	List of Subsidiaries (7)

8.2	Amended List of Subsidiaries (9)

11.1	Code of Ethics (7)

15.1	Consent of GLJ Petroleum Consultants (9)

15.2	Letter of KPMG dated October 24, 2012 (9)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act, as amended+

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT++

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE++

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE++

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE++

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE++

+ filed herewith

++ submitted herewith

(1) Incorporated by reference to our Form 6-K filed with the Securities and Exchange Commission on March 6, 2006.

(2) Incorporated by reference to our Form 20-F filed with the Securities and Exchange Commission on March 30, 2007.

(3) Incorporated by reference to our Form F-1/A filed with the Securities and Exchange Commission on February 15, 2008.

(4) Incorporated by reference to our Form 20-F filed with the Securities and Exchange Commission on August 10, 2007.

(5) Incorporated by reference to our Form F-1/A filed with the Securities and Exchange Commission on December 31, 2007.

(6) Incorporated by reference to our Form 6-K filed with the Securities and Exchange Commission on September 4, 2009.

(7) Incorporated by reference to our Form 20-F filed with the Securities and Exchange Commission on November 16, 2010.

(8) Incorporated by reference to our Form 8-K, filed with the Securities and Exchange Commission on September 13, 2012.

(9) Incorporated by reference to our Form 20-F filed with the Securities and Exchange Commission on November 2, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO RIVER OIL CORP.

Date: December 19, 2012	By:	/s/ Jeffrey Freedman
Jeffrey Freedman,
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

