Form 10-Q
period 2013-01-31
Petro River Oil Corp.
filed 2013-03-25
CIK 1172298

UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

As of March 15, 2013, the issuer had 14,078,947 outstanding shares of Common Stock.

2

PART I

ITEM 1. FINANCIAL STATEMENTS.

Petro River Oil Corp. and Subsidiaries

(formerly known as Gravis Oil Corporation)

Condensed Consolidated Balance Sheets

	As of
	January 31, 2013	April 30, 2012
		(Audited)
Assets
Current Assets:
Cash and cash equivalents	$47,675	$300,274
Prepaid expenses and other current assets	76,829	71,675
Total Current Assets	124,504	371,949

Oil and gas assets , net	1,093,991	1,125,000
Property, plant and equipment, net of accumulated depreciation of $302,940, and $300,234	5,440	8,146
Reclamation deposits	25,000	25,000
Deferred loan fees, net of accumulated amortization of $323,634 and $272,646	-	50,988
Other assets	5,000	15,315
	1,129,431	1,224,449
Total Assets	$1,253,935	$1,596,398

Liabilities and Stockholders’ Equity Deficiency
Current Liabilities:
Accounts payable and accrued expenses	$495,700	$303,857
Related party payable	92,279	51,937
Accrued interest payable	2,899,905	1,705,897
Current portion of asset retirement obligations	213,303	260,482
Demand loans	950,000	-
Current liability portion of convertible notes, net	9,574,642	9,097,633
Derivatives, current portion	1,043,627	299,074
Total Current Liabilities	15,269,456	11,718,880

Long-term liabilities:
Asset retirement obligations , net of current portion	394,174	366,590
Derivatives , net of current portion	2,232,930	458,544
Total Long-Term Liabilities	2,627,104	825,134
Total Liabilities	17,896,560	12,544,014

Commitments and contingencies

Stockholders’ Deficiency:
Preferred Shares - 5,000,000 authorized; par value $0.00001 per share	-	-
Preferred B shares - 29,500 authorized; 17,599 issued with a $100 stated value, Liquidation preference of $4,935,912 and par value $0.00001 per share	2,467,956	2,126,904
Common shares - 2,250,000,000 authorized; par value $0.00001 per share; 14,078,947 issued and outstanding	79,016,425	79,016,425
Additional paid-in capital	54,543,263	54,532,191
Accumulated other comprehensive loss	(229,863)	(234,650)
Accumulated deficit	(152,440,406)	(146,388,486)
Total Stockholders’ Deficiency	(16,642,625)	(10,947,616)
Total Liabilities and Stockholders’ Deficiency	$1,253,935	$1,596,398

The accompanying notes are an integral part of these condensed consolidated financial statements

 Petro River Oil Corp. and Subsidiaries

(formerly known as Gravis Oil Corporation)

Condensed Consolidated Statements of Operations and Comprehensive income (loss)

	For the three Months Ended January 31,		For the Nine Months Ended January 31,
	2013	2012	2013	2012
Operations
Revenue and Other Income
Oil and natural gas sales	$-	$-	$-	$430,164
Total Income	-	-	-	430,164

Operating Expenses
Operating	30,061	112,686	71,726	1,262,840
General and administrative	446,810	306,626	1,431,826	1,776,398
Depreciation, depletion and accretion	10,400	28,899	40,215	260,018
Total Expenses	487,271	448,211	1,543,767	3,299,256

Operating loss	(487,271)	(448,211)	(1,543,767)	(2,869,092)

Other (income) expenses
Interest and other Income	(1,399)	(227)	(79,139)	(10,761)
Interest and amortization of debt discount	532,851	928,748	1,675,556	3,021,972
Amortization of deferred financing costs	-	47,934	50,988	144,228
Foreign exchange loss	2,437	11,007	757	6,399
Change in fair value of derivative liabilities	2,813,414	(697,650)	2,518,939	(13,657,197)
Total other (income) expenses	3,347,303	289,812	4,167,101	(10,495,359)

Net Income (Loss)	(3,834,574)	(738,023)	(5,710,868)	7,626,267

Dividend - Convertible Preferred B Stock	113,684	102,669	341,052	261,060
Deemed dividend - Convertible Preferred B Stock	-	-	-	5,339,700
Net income (loss) attributable to common stockholders	$(3,948,258)	$(840,692)	$(6,051,920)	$2,025,507

Comprehensive income (loss)
Net income (loss)	$(3,834,574)	$(738,023)	$(5,710,868)	$7,626,267
Foreign exchange translation	2,083	1,457	(4,787)	(377)
Total Comprehensive Income (Loss)	$(3,832,491)	$(736,566)	$(5,715,655)	$7,625,890

Net Income (Loss) attributable to common stockholders per Common Share -
Basic	$(0.28)	$(0.06)	$(0.43)	$0.14
Diluted	$(0.28)	$(0.06)	$(0.43)	$0.02

Weighted Average Number of Common Shares Outstanding - Basic	14,078,947	14,078,947	14,078,947	14,078,947
Weighted Average Number of Common Shares Outstanding - Diluted	14,078,947	14,078,947	14,078,947	131,837,970

The accompanying notes are an integral part of these condensed consolidated financial statements

Petro River Oil Corp. and Subsidiaries

(formerly known as Gravis Oil Corporation)

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended January 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,710,868)	$7,626,267
Adjustments to reconcile net income ( loss) to net cash used in operating activities
Depletion of oil and gas properties	-	170,960
Gain on settlement of a liability	(54,451)	-
Amortization of deferred debt discount	477,010	2,109,469
Amortization of deferred loan fees	50,988	144,228
Stock-based compensation	11,072	18,474
Depreciation	2,706	19,819
Accretion of asset retirement obligation	37,510	50,296
Foreign currency transaction loss	757	6,399
Change in fair value of derivative liabilities	2,518,939	(13,657,197)
Changes in operating assets and liabilities:
Accounts receivable	-	223,869
Prepaid expenses and other assets	(5,154)	(71,419)
Long-term receivable	-	837
Other assets	10,315	-
Accounts payable and accrued liabilities	245,536	(697,440)
Related party payable	40,342	-
Accrued interest payable	1,194,008	862,421
Asset retirement obligations	(57,105)	-
Net Cash Used in Operating Activities	(1,238,395)	(3,193,017)

Cash Flows From Investing Activities:
Capitalized expenditures on oil and gas assets	-	(281,678)
Acquisition of property and equipment	-	(12,033)
Cash proceeds from disposition of assets	31,009	31,139
Change in reclamation deposit	-	118,696
Net Cash Provided by (Used in) Investing Activities	31,009	(143,876)

Cash Flows From Financing Activities:
Proceeds from issuance of demand notes	950,000	-
Proceeds from issuance of preferred shares	-	1,759,900
Change in cash in escrow	-	658,000
Net Cash Provided by Financing Activities	950,000	2,417,900

Change in cash and cash equivalents	(257,386)	(918,993)
Exchange rate fluctuations on cash and cash equivalents	4,787	377
Cash and cash equivalents, beginning of period	300,274	1,179,838
Cash and cash equivalents, end of period	$47,675	$261,222

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Dividend on preferred B shares converted into preferred B shares	$341,052	$261,060
Derivative ceases to exist	$-	$168,500

The accompanying notes are an integral part of these condensed consolidated financial statements

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and nine months ended January 31, 2013 and 2012

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

On September 11, 2012, the Company re-organized under the laws of the State of Delaware. Prior to September 11, 2012, and at April 30, 2012, the Company was organized under the laws of Alberta, Canada. This re-organization had no impact on the Company’s financial statements.

As of January 31, 2013, the Company has a working capital deficiency of approximately $15.1 million, recurring losses, net cash outflows from operating activities and an accumulated deficit of approximately $152.4 million. During 2011, as a result of the Company’s financial position, cost factors and market conditions it suspended operations on its Missouri oil and gas assets. The Company will need to raise additional funds within the next 12 months by means of additional equity issuances, debt financing or selling of working interests in order to discharge its liabilities and continue its activities. In the longer term, the recoverability of the carrying value of the Company’s long-lived assets is dependent upon the Company’s ability to preserve its interest in the underlying properties, the discovery of economically recoverable reserves and the achievement of profitable operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

During September 2011 and, again, in August 2012, the Company was cease traded by the Alberta and British Columbia Securities Commissions for failure to file certain financial information. The Company made the required filings with regard to the 2011 and 2012 cease trade orders and the Alberta and British Columbia cease trade orders were rescinded.

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and nine months ended January 31, 2013 and 2012

(cont’d)

2.	Change in Reporting and Functional Currency:

These condensed consolidated financial statements have been prepared using the United States dollar as the reporting currency, as management is of the opinion the use of US dollars to prepare these condensed consolidated financial statements enhances communication with stockholders and improves comparability of financial information reported with peer group companies. Financial statements prior to July 31, 2010 years were prepared using a Canadian dollar (Cdn dollar) reporting currency, however, both current year and historical financial information has been translated to US dollars in accordance with the method described in the significant accounting policies. The change in reporting currency resulted in the recognition of a cumulative foreign currency translation adjustment of ($4,787) and ($377) in accumulated other comprehensive income for the nine months ended January 31, 2013 and 2012 and $2,083 and $1,457 for the three months ended January 31, 2013 and 2012, respectively.

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

Reclassifications

The Company reclassified certain operating expenses in the prior period to other (income) expenses to confirm to current period presentation. The loss from operations decreased by approximately $10.5 million during the nine months ended January 31, 2012 with an offsetting increase to other (income) expenses. The $10.5 million reclassification had no impact on net loss and earnings (loss) per share.

In addition, the Company reclassified all convertible notes to current as of April 30, 2012. The Company concluded that cross default provisions had been triggered, and despite disclosing such factors in the footnotes to the April 30, 2012 consolidated financial statements, the Company concluded that it would present the comparative balance sheet showing all convertible notes as current. The impact increases the Company’s working capital deficiency from $4.5 million to $11.3 million as of April 30, 2012.

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

For the three and nine months ended January 31, 2013 and 2012

(cont’d)

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

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and nine months ended January 31, 2013 and 2012

(cont’d)

In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 103, “Update of Codification of Staff Accounting Bulletins ,” derivative instruments qualifying as cash flow hedges are to be included in the computation of the limitation on capitalized costs. The Company has not accounted for its derivative contracts as cash flow hedges. Accordingly, the effect of these derivative contracts has not been considered in calculating the full cost ceiling limitation as of January 31, 2013 and April 30, 2012.

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

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers which require significant judgment, as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expense. There have been no material changes in the methodology used by the Company in calculating depletion of oil and gas properties under the full cost method during the nine months ended January 31, 2013 and 2012.

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

For the three and nine months ended January 31, 2013 and 2012

(cont’d)

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

The Company recognizes interest in interest and amortization of debt discount expense and penalties related to uncertain tax positions in the statement of operations in general and administrative expenses. During 2012 the Company incurred penalties and interest of approximately $32,000 with the Canadian Revenue Agency. Through January 31, 2013, the Company has paid $10,000 of the outstanding penalties and interest.

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and nine months ended January 31, 2013 and 2012

(cont’d)

(i)	Per Share Amounts:

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three and nine months ended January 31, 2013 and three months ended January 31, 2012 presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Common share equivalents excluded an aggregate of 117,741,523 and 117,759,023 shares of common stock for the nine months ended January 31, 2013 and the three months ended January 31, 2012, respectively.

The Company had the following common stock equivalents at January 31, 2013 and 2012:

As at	January 31, 2013	January 31, 2012
Preferred A Shares	-	-
Preferred A Warrants	19,250,000	19,250,000
Preferred B Shares	8,799,995	8,799,995
Preferred B Warrants	15,399,125	15,399,125
Senior I Notes	12,646,000	12,646,000
Senior I Warrants	12,500,000	12,500,000
Senior II Notes	23,000,000	23,000,000
Senior II Warrants	9,200,000	9,200,000
Junior Notes	12,988,903	12,988,903
Consulting Warrants	2,720,000	2,720,000
Stock Options	757,500	775,000
Compensation Warrants	480,000	480,000
	117,741,523	117,759,023

(j)	Fair Value of Financial Instruments:

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

For the three and nine months ended January 31, 2013 and 2012

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

(l)	Subsequent Events:

The Company evaluates subsequent events through the date when condensed consolidated financial statements are issued.

(m)	Segment Reporting

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

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and nine months ended January 31, 2013 and 2012

(cont’d)

(n)	Recent Accounting Pronouncements:

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income , an amendment to FASB ASC Topic 220. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective prospectively for the Company fiscal years, and interim periods within those years beginning after December 15, 2012. The Company will comply with the disclosure requirements of this ASU for the quarter ending April 30, 2013. The Company does not expect the impact of adopting this ASU to be material to the Company’s financial position, results of operations or cash flows.

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

In December 2011, the FASB issued the ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, that deferred the effective date for amendments to the presentation of reclassifications of items out of other comprehensive income. ASU 2011-12 was issued to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. During the redeliberation period, entities will continue to report reclassifications out of accumulated other comprehensive income using guidance in effect before ASU 2011-05 was issued. ASU 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of these provisions did not have a material effect on the Company’s financial statements.

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and nine months ended January 31, 2013 and 2012

(cont’d)

5.	Oil and Gas Assets:

The following table summarizes the oil and gas assets by project:

Cost	Missouri (a)	Kentucky (b)	Montana (c)	Kansas (d)	Texas (e)	Other (f)	Total
Balance April 30, 2011	$16,364,000	$100,000	$75,000	$98,214	$-	$1,338,616	$17,975,830
Additions	243,409	-	-		-	-	243,409
Disposals	(178,339)	-	-	(7,100)	-	(246,550)	(431,989)
Depletion	(261,061)	-	-	-	-	-	(261,061)
Impairment	(15,218,009)	(100,000)		(91,114)	-	(971,043)	(16,380,166)
Foreign currency translation	-				-	(21,023)	(21,023)
Balance April 30, 2012	950,000	-	75,000	-	-	100,000	1,125,000

Disposals	(31,009)	-	-	-	-	-	(31,009)

Balance January 31, 2013	$918,991	$-	$75,000	$-	$-	$100,000	$1,093,991

During the nine months ended January 31, 2013, the Company sold assets for $31,009 for proceeds of the equivalent. The Company performed a test of oil and gas assets as of January 31, 2013, and concluded that no further impairments were necessary.

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

For the three and nine months ended January 31, 2013 and 2012

(cont’d)

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

As of January 31, 2013, the Company performed an impairment analysis of the Company’s Missouri assets. The assets were written down to salvage value as of April 30, 2012. The Company concluded that there was no change in salvage value as of January 31, 2013.

During the three and nine months ended January 31, 2013, the Company did not recognize any revenue from oil and gas sales. During the year ended April 30, 2012, the Company earned an average price of $76.75 per barrel of oil equivalent (boe) and incurred operating expenses of $351.71 per. The Company’s 2012 depletion rate was $46.75 per boe.

(b)	Kentucky

The Company has a 37.5% working interest in the shallow rights and an additional 37.5% working interest in the deep rights in certain oil and gas leases totaling approximately 29,147 unproved net mineral acres (10,930 net acres).

During the nine months ended January 31, 2013 and during the year ended April 30, 2012, the Company recorded an impairment charge of $- and $100,000 on the Kentucky project as a result of the lack of development activity by the Farmee and the curtailment of Company plans to continue exploration on the project due to a lack of available capital. As a result of these factors and to help raise capital for other purposes the Company is seeking to depose of its interest in this property. To date no offers have been received on the property and the amount that may be ultimately realized is uncertain.

(c)	Montana

The Montana leasehold is in the Devils Basin prospect and totals 1,175 gross acres (881 net). Petro currently owns a 75% working interest in this prospect. Gravis has no immediate plans to develop this property. On April 17, 2012 the Teton Prospect leases totaling 2,807 gross acres (1137 net) expired.

As of January 31, 2013, the Company performed an impairment analysis of the Company’s Montana assets. The assets were written down to salvage value as of April 30, 2012. The Company concluded that there was no change in salvage value as of January 31, 2013.

(d)	Kansas

The Chetopa project consists of a 100% interest in two oil and gas leases covering 385 net mineral acres located two miles south of Chetopa, Kansas. The project was suspended in fiscal 2009. On April 2, 2012, the Company sold its suspended Chetopa pre-commercial heavy oil demonstration project including certain oil and gas equipment and a 100% interest in one oil and gas lease covering 320 net acres for cash consideration of $7,100 and for a royalty of $5 per bbl. on future production with a royalty cap of $1,000,000. One lease of 65 acres expired during the year ended April 30, 2012. During the nine months ended January 31, 2013 and during the year ended April 30, 2012 the Company recorded an impairment charge of $- and $91,114.

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and nine months ended January 31, 2013 and 2012

(cont’d)

(e)	Texas

At April 30, 2012 all the Company’s Texas leases are expired.

(f)	Other

Other property consists primarily of four used steam generators and related equipment that will be assigned to future projects. In March of 2012, the Company sold one of its five steam generators, located in Lloydminster, Alberta for cash consideration of $219,154. During the nine months ended January 31, 2013 and during the year ended April 30, 2012, the Company recorded an impairment charge of $- and $971,043, respectively.

6.	Asset Retirement Obligations:

The total future asset retirement obligation was estimated based on the Company’s ownership interest in all wells and facilities, the estimated legal obligations required to retire, dismantle, abandon and reclaim the wells and facilities and the estimated timing of such payments. The Company estimated the present value of its asset retirement obligations at January 31, 2013 and April 30, 2012 based on a future undiscounted liability of $895,292 and $952,292, respectively. These costs are expected to be incurred within one to 24 years. A credit-adjusted risk-free discount rate of 10% and an inflation rate of 2% were used to calculate the present value.

Changes to the asset retirement obligation were as follows:

	January 31, 2013	April 30, 2012
Balance beginning of period	$627,072	$727,336
Additions	-	-
Disposition	-	(165,325)
Revisions	(57,105)	-
Accretion	37,510	65,061
	607,477	627,072
Less: Current portion for cash flows expected to be incurred within one year	(213,303)	(260,482)
Long-term portion, end of period	$394,174	$366,590

As of January 31, 2013 and April 30, 2012, the Company has $25,000 of reclamation deposits with authorities to secure certain abandonment liabilities in Missouri.

Expected timing of asset retirement obligations:

Year Ended April 30
2013	203,000
2014	122,222
2015	135,556
2016	81,181
Thereafter	353,333
895,292
Effect of discount	(287,815)
Total	$607,477

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and nine months ended January 31, 2013 and 2012

(cont’d)

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

The Company incurred $327,752 of loan fees for the issuance of Senior and Junior Notes which are presented as a deferred asset on the balance sheet and recognized as an expense over the term of the respective notes. During the nine months ended January 31, 2013 and 2012, the Company recognized $50,988 and $144,228 as expense. During the three months ended January 31, 2013 and 2012, the Company recognized $0 and $47,934 as an expense.

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

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and nine months ended January 31, 2013 and 2012

(cont’d)

The table details the continuity of convertible notes for the year ended April 30, 2012 and for the nine months ended January 31, 2013:

	Face Value of the Notes	Carrying amount of the Notes
Balance April 30, 2011	$9,451,069	$6,666,263
Issued
Interest and amortization of debt discount	-	2,155,459
Accrued interest applied to principal	275,911	275,911
Balance April 30, 2012	9,726,980	9,097,633
Issued	-	-
Amortization of debt discount	-	477,009
Balance January 31, 2013	$9,726,980	$9,574,642

(a)	Senior I Notes

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

During the nine months ended January 31, 2013 and 2012, the Company accreted the debt discount in the amount of $- and $905,240, respectively. During the three months ended January 31, 2013 and 2012, the Company accreted the debt discount in the amount of $- and $210,228, respectively. The Company recorded 15% default interest during the nine months ended January 31, 2013 and 2012.

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

For the three and nine months ended January 31, 2013 and 2012

(cont’d)

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

During the nine months ended January 31, 2013 and 2012, the Company accreted the debt discount in the amount of $243,421 and $817,411, respectively. During the three months ended January 31, 2013 and 2012, the Company accreted the debt discount in the amount of $- and $253,528, respectively. During the nine months ended January 31, 2012, the Company utilized the effective interest method. As of April 30, 2012, the Company changed accounting methods and began utilizing the straight-line method. The Company recorded 15% default interest during the nine months ended January 31, 2013 and 2012.

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

During the nine months ended January 31, 2013 and 2012, the Company accreted the debt discount in the amount of $233,587 and $389,593, respectively. During the three months ended January 31, 2013 and 2012, the Company accreted the debt discount in the amount of $77,863 and $77,863, respectively. During the nine months ended January 31, 2012, the Company utilized the effective interest method. As of April 30, 2012, the Company changed accounting methods and began utilizing the straight-line method, which approximates the interest rate method. The Company recorded 15% default interest during the nine months ended January 31, 2013 and 2012.

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and nine months ended January 31, 2013 and 2012

(cont’d)

(d)	Demand Loans

During the period from July, 2012 through January 2013, the Company entered into several demand promissory notes (“Demand Loans”) for an aggregate amount of $950,000 with Petro River. The Demand Loans bear interest at 8% per annum and are due two business days after receipt of demand for payment. In an event of default, the Demand Loans bear a default rate of 15% per annum. The Demand Loans are unsecured.

During the three and nine months ended January 31, 2013, the Company has accrued interest of approximately of $24,449 and $16,521, respectively.

8.	Derivatives

The table summarizes the Company’s derivative instruments:

	Preferred A Warrants	Preferred B Shares	Preferred B Option/Warrants	Note conversion features	Warrants	Consulting warrants	Total
Balance April 30, 2011	3,219,700	-	5,122,294	2,869,630	2,796,890	491,380	14,499,894
Exercise of Preferred B Options (b)	-	-	(4,846,941)	-	-	-	(4,846,941)
Expiry of Preferred B Options (b)	-	-	(661,259)	-	-	-	(661,259)
Issuance of Preferred B shares and warrants (b)	-	1,662,100	3,677,600	-	-	-	5,339,700
Change in fair value	(3,038,040)	(1,635,701)	(3,014,510)	(2,697,876)	(2,707,058)	(480,591)	(13,573,776)
Balance April 30, 2012	$181,660	26,399	$277,184	$171,754	$89,832	$10,789	$757,618
Change in fair value	819,340	114,392	954,746	114,002	461,168	55,291	2,518,939
Balance January 31, 2013	$1,001,000	$140,791	$1,231,930	$285,756	$551,000	$66,080	$3,276,557

At January 31, 2013 and April 30, 2012, the fair values of derivative instruments were estimated using the Binomial pricing model based on the following weighted-average assumptions:

	Preferred A Warrants	Preferred B Option/Shares/Warrants	Conversion Feature Derivative	Senior Warrants	Consulting Warrants
Risk-free rate	0.27%-0.30%	0.07%-1.00%	0.12%-0.38%	0.12%-0.27%	0.12%-0.23%
Expected volatility	104%	104%	104%	104%	104%
Expected life	1.57-2.33 years	0.35-4.11 years	0.01-1.25 years	0.50-1.75 years	0.50-1.66 years

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and nine months ended January 31, 2013 and 2012

(cont’d)

The following table summarizes derivative warrants outstanding and exercisable as at January 31, 2013:

Issuance	Number of Warrants	Weighted Avg. Exercise Price	Weighted Avg. Life Remaining
Preferred A Warrants	19,250,000	$0.20	1.57 years
Preferred B Warrants	15,399,125	0.20	3.35 years
Senior I Warrants	12,500,000	0.20	0.50 year
Senior II Warrants	9,200,000	0.25	1.00 years
Consulting Warrants	2,720,000	0.25	0.081 years
	59,069,125	$0.21	1.75 years

(a)	Preferred A Warrants:

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

For the three and nine months ended January 31, 2013 and 2012

(cont’d)

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

(c)	Consulting Warrants:

During 2010, the Company issued the warrants to consultants for professional services:

				Fair Value
Date of Issue	Number of Warrants	Exercise Price	Expiry Date	Issue Date	January 31, 2013	April 30, 2012
July 30, 2010	720,000	$0.25	July 30, 2013	$81,510	$10,080	$1,731
December 28, 2010	2,000,000	$0.25	December 28, 2013	85,300	56,000	9,058
	2,720,000			$166,810	$66,080	$10,789

9.	Stockholders’ Deficiency:

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

The Preferred B Shares carried a cumulative quarterly dividend of 5% payable in cash or, at the Company’s discretion, of 150% of the 5% dividend payable in additional Preferred B Shares. As of January 31, 2013 and April 30, 2012, the Company had declared a total of $708,056 and $367,004, respectively, of accumulated dividends. A portion of the dividends were calculated at 15% (instead of 5%) pursuant to the Preferred B Share Subscription Agreement as the Company did not make the dividend payment when it became due on a quarterly basis.

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and nine months ended January 31, 2013 and 2012

(cont’d)

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

The following table summarizes the changes in stock options:

		Weighted Avg.
	Number of Options	Exercise Price
Outstanding April 30, 2011	1,404,300	0.60
Granted	100,000	0.50
Expired	(52,950)	0.15
Forfeited	-	-
Cancelled	(676,350)	(0.55)
Outstanding April 30, 2012	775,000	$0.52
Granted	-	-
Expired	(17,500)	(1.50)
Forfeited	-	-
Cancelled	-	-
Outstanding January 31, 2013	757,500	$0.50

On June 30, 2011, the Company granted 100,000 stock options to the interim chief executive officer exercisable at $0.50 per share. The options vest in three equal tranches on the first, second and third anniversaries of the grant date. These options expire on June 30, 2015. There were no options granted during the nine months ended January 31, 2013.

During the nine months ended January 31, 2013 and 2012, the Company recorded stock-based compensation expenses of $11,072 and $18,474, respectively. During the three months ended January 31, 2013 and 2012, the Company recorded stock-based compensation expenses of $3,333 and $8,476, respectively.

As of January 31, 2013, total compensation cost related to non-vested stock options not yet recognized is $7,584 which will be recognized over a weighted average period of 1.15 years.

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and nine months ended January 31, 2013 and 2012

(cont’d)

The following table summarizes information about the options outstanding and exercisable at January 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Price	Options	Weighted Avg. Life Remaining	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
$0.50	757,500	1.21 years	$0.50	650,833	$0.50

Aggregate Intrinsic Value			$-		$-

Intrinsic value is the Company’s current per share fair value as quoted on the Over the Counter Bulletin Board on the balance sheet date $0.13 less the current exercise price.

In April 2011, the Company granted 480,000 warrants to certain officers and directors as recognition of past service contributions for which the $152,010 estimated fair value was recognized on the date of issuance. The warrants are exercisable at $0.50 per share until April 5, 2014

	Number of	Weighted Avg.	Weighted Avg.
	Warrants	Exercise Price	Life Remaining
Outstanding and exercisable, April 30, 2011	480,000	$0.50	2.65 years
Granted	-	-	-
Outstanding and exercisable, April 30, 2012	480,000	0.50	1.65 years
Outstanding and exercisable, January 31, 2013	480,000	$0.50	0.90 years
Aggregate Intrinsic Value		$-

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

During the three and nine months ended January 31, 2013, the Company paid $20,000 and $92,230 in professional fees to a law firm, where the former corporate secretary of the Company is a partner. As of January 31, 2013, the Company owes the law firm $92,279. For the three and nine months ended January 31, 2012, the Company paid professional fees to the law firm of $9,236 and $31,062 respectively.

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and nine months ended January 31, 2013 and 2012

(cont’d)

12.	Segment Information:

Petro presently has one reportable business segment, that being oil and gas exploration and exploitation. Petro’ corporate and administrative operations are conducted in both Canada and the United States, while all of the oil and gas properties and operations are located in the United States.

	Three Months ended January 31, 2013
	Canada	USA	Consolidated
Revenue	$-	$-	$-
Expenses	-	3,834,574	3,834,574
Net loss	(-)	(3,834,574)	(3,834,574)
Oil and gas assets	100,000	993,991	1,093,991
Property and equipment	-	5,440	5,440
Oil and gas asset additions	-	-	-
Oil and gas asset impairment	-	-	-
Property and equipment additions	-	-	-

	Nine Months ended January 31, 2013
	Canada	USA	Consolidated
Revenue	$-	$-	$-
Expenses	718,330	4,992,538	5,710,868
Net loss	(718,330)	(4,992,538)	(5,710,868)
Oil and gas assets	100,000	993,991	1,093,991
Property and equipment	-	5,440	5,440
Oil and gas asset additions	-	-	-
Oil and gas asset impairment	-	-	-
Property and equipment additions	-	-	-

	Three Months ended January 31, 2012
	Canada	USA	Consolidated
Revenue	$-	$-	$-
Expenses	208,382	529,641	738,023
Net loss	(208,382)	(529,641)	(738,023)
Oil and gas assets	1,338,616	16,716,792	18,055,408
Property and equipment	-	11,712	11,712
Oil and gas asset additions	-	24,244	24,244
Oil and gas asset impairment	-	-	-
Property and equipment additions	-	-	-

	Nine Months ended January 31, 2012
	Canada	USA	Consolidated
Revenue	$-	$430,164	$430,164
Expenses	723,395	(7,919,498)	(7,196,103)
Net income (loss)	(723,395)	8,349,662	7,626,267
Oil and gas assets	1,338,616	16,716,792	18,055,408
Property and equipment	-	11,712	11,712
Oil and gas asset additions	-	281,678	281,678
Oil and gas asset impairment	-	-	-
Property and equipment additions	-	12,033	12,033

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and nine months ended January 31, 2013 and 2012

(cont’d)

13.	Fair Value Measurements:

The carrying values of cash and cash equivalents, cash in escrow, restricted cash, accounts payable and accrued liabilities approximate fair values due to their short terms to maturity. The long-term receivable is reported at amortized cost which approximates fair value.

The Company’s financial liabilities are reported at fair value as presented in the following tables:

			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
January 31, 2013
Liability portion of convertible notes	$9,574,642	$9,726,981	$-	$9,726,981	$-

January 31, 2013
Derivatives:
Consulting warrants	$66,080	$66,080	$-	$-	$66,080
Junior and Senior Notes and Warrants	836,756	836,756	-	-	836,756
Preferred A Warrants	1,001,000	1,001,000	-	-	1,001,000
Preferred B Option and Shares and warrants	1,372,721	1,372,721	-	-	1,372,721
	$3,276,557	$3,276,557	$-	$-	$3,276,557

			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
April 30, 2012
Liability portion of convertible notes:
Current portion	$9,097,633	$9,726,981	$-	$9,726,981	$-
	$9,097,633	$9,726,981	$-	$9,726,981	$-

April 30, 2012
Derivatives:
Consulting warrants	$10,789	$10,789	$-	$-	$10,789
Junior and Senior Notes and Warrants	261,586	261,586	-	-	261,586
Preferred A Warrants	181,660	181,660	-	-	181,660
Preferred B Option and Shares	303,583	303,583	-	-	303,583
	$757,618	$757,618	$-	$-	$757,618

PETRO RIVER OIL CORP

(formerly Gravis Oil Corporation)

Notes to the Condensed Consolidated Financial Statements (unaudited)

For the three and nine months ended January 31, 2013 and 2012

(cont’d)

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended January 31, 2013:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance April 30, 2012	$757,618	$757,618

Change in fair value of derivative liability included in net loss	2,518,939	2,518,939

Balance January 31, 2013	$3,276,557	$3,276,557

14.	Contingency and Contractual Obligations:

(a)	Contingency:

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

For the three and nine months ended January 31, 2013 and 2012

(cont’d)

To date, no legal action has been commenced by the landlord and the cost, if any, to the Company is not determinable. Accordingly, no amounts related to rent or the disputed lease obligation have been recorded in these financial statements.

(b) On March 15, 2013, a former employee of the Company (VP-Operations) commenced an action in the Court of Queen’s Bench of Alberta claiming wrongful termination and seeking severance in an amount approximating US$185,000.

15.	Subsequent Events:

Subsequent to January 31, 2013 and through March 14, 2013, the Company entered into several Demand Loans for an aggregate amount of approximately $139,000 with Petro River. The Demand Loans bear interest at 8% per annum and are due two business days after receipt of demand for payment. In an event of default, the Demand Loans bear a default rate of 15% per annum. The Demand Loans are unsecured.

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

During September 2011 and, again, in August 2012, the Company was cease traded by the Alberta and British Columbia Securities Commissions for failure to file certain financial information – See Legal Proceedings below. The Company made the required filings with regard to the 2011 cease trade orders and the Alberta and British Columbia cease trade orders were rescinded. The Company has made the required filings with regard to the 2012 cease trade orders and the Alberta and British Columbia cease trade orders were rescinded.

We have one wholly-owned subsidiary MegaWest USA, which was incorporated in Nevada on January 9, 2007, and the following indirect wholly-owned subsidiaries that are directly owned by MegaWest USA:

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

Merger, Re-Incorporation and Name Change

As we reported on our Current Report on Form 6-K, filed with the Securities and Exchange Commission on July 29, 2012, we entered into a nonbinding letter of intent with Petro River Oil, LLC, a privately held Delaware limited liability company (“Petro LLC”) that would result in Petro acquiring Petro LLC for common stock, the name of the Company being changed to Petro River Oil Corp. and the Company domesticated to Delaware (the “Merger Transaction”). The letter of intent also contemplated that our board will consist of 5 members, 4 of which will be nominated by Petro LLC.

Upon completion of the Merger Transaction, we expect that the former common shareholders of Petro will own approximately 2% of the issued and outstanding shares of the Company, the former holders of our preferred shares and notes will own approximately 18% and the former holders of shares and notes of Petro LLC will own approximately 80%. Additionally, in advance of the closing of the Merger Transaction, our stockholders approved, and we completed, and the name change to Petro River Oil Corp., our continuation/domestication to Delaware.

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

Our Business

At April 30, 2012, the Company’s Missouri lease holdings totaled 29,783 gross acres with 96.6% working interest. During the nine months ended January 31, 2013, certain leases totaling 1,569 gross acres expired.

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

As of April 30, 2012, the Company determined it necessary to impair the oil and gas properties in Missouri by $15,218,009 (2011 -$9,066,590: 2010 -$nil) Management concluded that an impairment was necessary after analyzing the current capitalization of the Company and analyzing the capital needs of each of the oil and gas projects. Management’s assessment was based on its lack of success in raising funds necessary to commercialize its assets. The Company impaired these assets to salvage values. No further impairment was deemed necessary at January 31, 2013.

No oil or gas was produced or sold by the company during the nine months ended January 31, 2013.

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

No oil or gas was sold by the Company during the nine months ended January 31, 2013. During the three month ended January 31, 2013, 137 bbl of oil was produced at the Company’s Grassy Creek project under the following arrangement:

On September 12, 2012 Petro River entered into a non-binding Memorandum of Understanding (MOU) with a Houston based consulting firm to test the economic viability of a proprietary gas compression and hot injection system on Petro’s Grassy Creek project. For a period of six months from the date of signing, Petro assigned exclusive access to its wells and facilities on the 320 acre Grassy Creek lease to the consulting firm for purposes of the test. Petro retains ownership an operatorship of the Grassy Creek project. The consulting firm will bear all costs associated with the test. Petro will retain 5% of gross oil sales if any, and will also retain 30% of oil revenue after operating costs, the balance going to the consulting firm. If the technology test is successful, Petro and the consulting firm have agreed to define and enter into a binding agreement to exploit the Grassy Creek acreage. On September 18, 2012, the consulting firm assigned its rights and obligations under the MOU to a Houston based equipment operating firm that hold patents on certain of the equipment and processes being utilized in the Grassy Creek test. Upon assignment of the agreement, the equipment operating firm installed certain equipment on the Grassy Creek property, and began gas injection on October 15, 2012. The first phase of testing was completed by mid-December 2012 with results being evaluated at January 31, 2013.

Kentucky

The Kentucky lease holdings include a 37.5% working interest in 29,147 unproved gross acres (10,930 net acres). The Kentucky property is mainly undeveloped land and therefore was not assigned any reserve value under our independent reserve reports.

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

Texas

At April 30, 2012 all Petro River’s Texas leases are expired. The Company has recorded an abandonment liability of $- with respect to five remaining wells and leases.

The following table sets forth the lease areas we have an interest in, by area, as of January 31, 2013 and as of April 30, 2012, and the number of oil wells in which we held a working interest:

Project Areas	31-Jan-13		30-Apr-12
	Gross	Net	Gross	Net
Kansas	-	-	-	-
Missouri	29,783	28,780	34,045	32,615
Kentucky (1)	29,147	10,930	29,147	10,930
Montana (1)	1,175	881	1,175	881
Texas (1)	-	-	-	-

Total	60,105	40,591	64,367.0	44,426.0

The following table sets forth the number of oil wells in which we held a working interest:

	Producing		Producing		Non-Producing		Non-Producing
	31-Jan-13		30-Apr-12		31-Jan-13		30-Apr-12
	Gross	Net	Gross	Net	Gross	Net	Gross	Net

Kansas	-	-	-	-	-	-	-	-
Missouri	-	-	-	-	117	117	117	117
Kentucky (1)	-	-	-	-	5	1.9	5	1.9
Montana (1)	-	-	-	-	-	-	-	-
Texas (1)	-	-	-	-	5	5	5	5
Total	-	-	-	-	127	123.9	127	123.9

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

It is the Corporation’s view that the assumptions, qualifications and models pursuant to which the Reserves Evaluation Report was prepared, and upon which the information in its independent Reserves Evaluation Report was based, were valid as at the effective date of the Report of April 30, 2012 and at January 31, 2013.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income , an amendment to FASB ASC Topic 220. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective prospectively for the Company fiscal years, and interim periods within those years beginning after December 15, 2012. The Company will comply with the disclosure requirements of this ASU for the quarter ending April 30, 2013. The Company does not expect the impact of adopting this ASU to be material to the Company’s financial position, results of operations or cash flows.

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

In December 2011, the FASB issued the ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, that deferred the effective date for amendments to the presentation of reclassifications of items out of other comprehensive income. ASU 2011-12 was issued to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. During the redeliberation period, entities will continue to report reclassifications out of accumulated other comprehensive income using guidance in effect before ASU 2011-05 was issued. ASU 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of these provisions did not have a material effect on its financial statements.

Results of Operations

Three months ended January 31, 2013 compared to three months ended January 31, 2012:

The following discussion involves our results of operations for the three months ended January 31, 2013 compared to the three months ended January 31, 2012.

We had no revenues for the three months ended January 31, 2013, and 2012. The absence of revenue is primarily attributable to a reduction or suspension of all of our operations by during the second quarter of 2011.

Operating expenses, which include general and administrative expenses, for the three months ended January 31, 2013, were $487,271 compared to expenses of $448,211 for the three months ended January 31, 2012. The increase of $39,060, or approximately 9%, is mainly attributable an increase of direct operating expenses in professional fees.

Interest expense, primarily composed of interest on our Senior Notes and Junior Notes was $532,851 and $928,748 for the three months ended January 31, 2013 and 2012, respectively. The decrease is primarily attributable to fully accreting the debt discount on a majority of the notes during prior periods.

The change in fair value of the derivative liabilities decreased from a loss of $697,650 to a gain of $2,813,414 during the three months ended January 31, 2013 as compared to the comparable period ended January 31, 2012. The decrease is primarily related to an increase in the fair value of the Company’s common stock as of the comparable balance sheet dates.

We had net income (loss) of $(3,834,574) for the three months ended January 31, 2013 compared to net income (loss) of $(738,023) for the three months ended January 31, 2012. This increase in net income (loss) of $(3,096,551) is mainly attributable to the change in fair market value of the derivative liability.

Nine months ended January 31, 2013 compared to nine months ended January 31, 2012:

The following discussion involves our results of operations for the nine months ended January 31, 2013 compared to the nine months ended January 31, 2012.

We had no revenues for the nine months ended January 31, 2013, compared to revenues of $430,164 for the nine months ended January 31, 2012. The absence of revenue is primarily attributable to a reduction or suspension of all of our operations by during the second quarter of 2011.

Operating expenses, which include general and administrative expenses, for the nine months ended January 31, 2013, were $1,543,767 compared to expenses of $3,299,256 for the nine months ended January 31, 2012. The decrease of $1,755,489, or approximately 53%, is mainly attributable to reduction of direct operating expenses of $1,191,114 and general and administrative expenses of $344,572, primarily attributable to an reduction or suspension of all of our operations by during the second quarter of 2012.

Interest expense, primarily composed of interest on our Senior Notes and Junior Notes was $1,675,556 and $3,021,972 for the nine months ended January 31, 2013 and 2012, respectively. The ($1,346,416) or 45% decrease is primarily attributable to fully accreting the debt discount on a majority of the notes during prior periods.

We had net income (loss) of ($5,710,868) for the nine months ended January 31, 2013 compared to net income (loss) of $7,626,267 for the nine months ended January 31, 2012. This increase in net income (loss) of ($13,337,135) is mainly attributable to a change in fair value of derivative liabilities of $2,518,939 for the nine months ended January 31, 2013 as compared to ($13,657,197) for the nine months ended January 31, 2012.

Liquidity and Capital Resources

As of January 31, 2013, we had cash or cash equivalents of $47,675, as compared to $300,274 at April 30, 2012.

Net cash used in operating activities was $1,238,395 for the nine months ended January 31, 2012, compared to $3,193,017 for the same period last year. The decrease of $1,954,622 is primarily a result of the Company’s reduction or suspension of all of our operations by during the second quarter of 2012. Both general and administrative expenses and operating expenses decreased significantly as discussed above.

Net cash provided by (used in) investing activities was $31,009 for the nine months ended January 31, 2013, compared to net cash provided by (used in) investing activities of $(143,876) for the nine months ended January 31, 2012. The increase of $174,885 is primarily related to the company generating $31,009 in proceeds from disposing of assets during the nine months ended January 31, 2013 as compared to deploying $281,678 in capital for oil and gas assets during the comparable nine months ended January 31, 2012. The Company received $118,696 in cash from the release of reclamation deposits during the nine months ended January 31, 2012.

Net Cash provided by financing activities was $950,000 for the nine months ended January 31, 2013, compared to $2,417,900 for the nine months ended January 31, 2012. The Company generated $950,000 in demand loans during the nine months ended January 31, 2013 as compared to raising $1,759,900 in proceeds from the issuance of preferred shares during the comparable nine months ended January 31, 2012. In addition, during the nine months ended January 31, 2012, the Company received $658,000 in cash from an escrow release.

Unless the Merger Transaction is consummated, the Company will continue to need to raise additional funds by means of additional equity issuances, debt financing or selling of working interests. In the longer term, the recoverability of the carrying value of the Company’s long-lived assets is dependent upon the Company’s ability to preserve its interest in the underlying properties, the discovery of economically recoverable reserves and the achievement of profitable operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern in the absence of a consummation of the Merger Transaction, which the Company expects will provide sufficient funds for the Company’s operations for the balance of 2012, including the resumption of its exploration activities..

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

Financing Activities

During the nine months ended January 31, 2013, the Company received $950,000 from the issuance of demand notes.

Capitalization

As we reported on our Current Report on Form 6-K, filed with the Securities and Exchange Commission on July 29, 2012, we entered into a nonbinding letter of intent with Petro River Oil, LLC, a privately held Delaware limited liability company (“Petro LLC”) that would result in Petro acquiring Petro LLC for common stock, the name of the Company being changed to Petro River Oil Corp. and the Company domesticated to Delaware (the “Merger Transaction”). The letter of intent also contemplated that our board will consist of 5 members, 4 of which will be nominated by Petro LLC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Credit Risk

Credit risk is the risk of financial loss to the Company if a customer or counterparty to a financial instrument fails to meet its contractual obligations. As January 31, 2013, the maximum credit exposure was $-.

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

Share Price Risk

Share price risk is the risk that changes in the market price of the Company’s shares will affect the fair value of its derivatives. A 5% change in the market price of the Company’s shares would have resulted in a change of approximately $300,000 in the net loss.

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

PART II

ITEM 1. LEGAL PROCEEDINGS.

During September 2011 and, again, in August 2012, the Company was cease traded by the Alberta and British Columbia Securities Commissions for failure to file certain financial information. The Company made the required filings with regard to the 2011 cease trade orders and the Alberta and British Columbia cease trade orders were rescinded. The Company has made the required filings with regard to the 2012 cease trade orders and the Alberta and British Columbia cease trade orders were rescinded.

Except as disclosed below and in our annual report on Form 20-F, filed with the Securities and Exchange Commission, we are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business, and none of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

On March 15, 2013, a former employee of the Company (VP-Operations) commenced an action in the Court of Queen’s Bench of Alberta claiming wrongful termination and seeking severance in an amount approximating US$185,000.

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

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER INFORMATION.

Subsequent to January 31, 2013 and through March 14, 2013, the Company entered into several Demand Loans for an aggregate amount of approximately $139,000 with Petro River. The Demand Loans bear interest at 8% per annum and are due two business days after receipt of demand for payment. In an event of default, the Demand Loans bear a default rate of 15% per annum. The Demand Loans are unsecured.

On March 15, 2013, a former employee of the Company (VP-Operations) commenced an action in the Court of Queen’s Bench of Alberta claiming wrongful termination and seeking severance in an amount approximating US$185,000.

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

PETRO RIVER OIL CORP.

Date: March 25, 2013	By:	/s/ Jeffrey Freedman
Chief Executive Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

