Form 10-K
period 2013-04-30
Petro River Oil Corp.
filed 2013-08-28
CIK 1172298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

or

[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2013 to April 30, 2013

Commission File No. 000-49760

Petro River Oil Corp.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0611188 (I.R.S. Employer Identification No.)

1980 Post Oak Blvd., Suite 2020, Houston, TX 77056

(Address of Principal Executive Offices, Zip Code)

(469) 828-3900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]  Accelerated filer [  ] Non-accelerated filer   [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[  ] No [X]

As of October 31, 2012 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $584,684 based on closing price as reported on Bloomberg.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 22, 2013
Common Stock, $0.00001 par value per share	737,317,746 shares

FORWARD-LOOKING STATEMENTS

This report, including information included in future filings by us with the Securities and Exchange Commission (the “SEC”), as well as information contained in written material, press releases and oral statements issued by us or on our behalf, contain, or may contain, certain statements that are “forward-looking statements” within the meaning of federal securities laws that are subject to a number of risks and uncertainties, many of which are beyond our control. This report modifies and supersedes documents filed by us before this report. In addition, certain information that we file with the SEC in the future will automatically update and supersede information contained in this report. All statements, other than statements of historical fact, included in this report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project”, “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

Forward-looking statements may include statements about our business strategy, reserves, technology, financial strategy, oil and natural gas realized prices, timing and amount of future production of oil and natural gas, the amount, nature and timing of capital expenditures, drilling of wells, competition and government regulations, marketing of oil and natural gas, property acquisitions, costs of developing our properties and conducting other operations, general economic conditions, uncertainty regarding our future operating results and plans, objectives, expectations and intentions contained in this report that are not historical.

All forward-looking statements speak only as of the date of this report, and, except as required by law, we do not intend to update any of these forward-looking statements to reflect changes in events or circumstances that arise after the date of this report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

EXPLANATORY NOTE

On April 23, 2013 Petro River Oil Corp (the “Company”) acquired control of Petro River Oil, LLC (“Petro”), an emerging oil and gas producer which controls a substantial acreage position in the Southeast Kansas region of the Mississippi Lime formation. As a result of the acquisition of Petro, now a wholly-owned subsidiary, the Company has added 115,000 gross/85,000 net acres to its Oil and Gas portfolio, establishing a significant presence in the promising Mississippi Lime play. The Company also acquired over 60 square miles of proprietary 3D seismic data over prospective Mississippi Lime acreage in the same area. When and if funding becomes available, the Company plans to develop these properties.

PART I

ITEM 1. BUSINESS

Petro River Oil Corp (the “Company”) is an enterprise engaged in the exploration and exploitation of heavy oil properties. On September 7, 2012 a shareholder meeting was held to amend the Articles of the Corporation to change the name of the Company from Gravis Oil Corporation to Petro River Oil Corp. The Company’s principal administrative office is located in Houston, Texas and its principal operations are in Kansas and Western Missouri. Unless the context otherwise requires, all references in this report to “Petro,” “our,” “us,” and “we” refer to Petro River Oil Corp.

Overview

The Company was originally incorporated under the Company Act (British Columbia) on February 8, 2000 under the name Brockton Capital Corp. The Company then changed its name to MegaWest Energy Corp. effective February 27, 2010 before changing it to Gravis Oil Corp. on June 20, 2011. On September 11, 2012, the Company re-organized under the laws of the State of Delaware as a corporation organized under the Delaware General Corporation Law. Prior to September 11, 2012, and at April 30, 2012, the Company was organized under the laws of Alberta, Canada. This re-organization had no impact on the Company’s consolidated financial statements.

Petro River Oil LLC (“Petro”) was incorporated under the laws of the State of Delaware on March 3, 2011. Through proceeds received from the issuance of various promissory notes, on February 1, 2012 Petro purchased various interests in oil and gas leases, wells, records, data and related personal property located along the Mississippi Lime play in the state of Kansas from Metro Energy Corporation (“Metro”), a Louisiana company and other interrelated entities, which were in financial distress. These assets were purchased through a court approved order as Metro was undergoing Chapter 11 Bankruptcy proceedings as a Debtor-In-Possession of these various oil and gas assets. Petro purchased these assets for cash considerations of $2,000,000 as well as a 25% non-managing membership interest in the company. Subsequent to the Metro purchase the company engaged Energy Source Advisors to renew a number of the leases acquired in the Metro purchase and to lease additional acreage. As a result of the asset purchase from Metro and the completion of the additional lease renewals and additional acreage purchases, the company obtained a total of 115,000 gross/85,000 net acres of leases, having unproven reserves at the time of acquisition, in the Mississippi Lime play in Southeast Kansas for total cost of $12.2 million.

On April 23, 2013, the Company executed and consummated a securities purchase agreement by and among the Company, Petro, the holders of outstanding secured promissory notes of Petro (the “Notes”), and the members (the “Petro Members”) of Petro holding membership interests in Petro (the “Membership Interests”), and together with the Notes and the Membership Interests, the “Acquired Securities”) sold by the Company (the “Securities Purchase Agreement” and the transaction, the “Share Exchange”).

In the Share Exchange, the Investors exchanged their Acquired Securities for 591,021,011 newly issued shares of common stock of the Company (“Common Stock”). As a result, upon completion of the Share Exchange, Petro became the Company’s wholly-owned subsidiary. The existing shareholders of the Company held 146,096,735 or 20% of the outstanding common shares prior to the reverse acquisition.

As a result of the Share Exchange, the Company acquired 100% of the member units of Petro and consequently, control of the business and operations of Petro. Under generally accepted accounting principles in the Unites States, (“U.S. GAAP”) because Petro’s former members’ and note holders held 80% of the issued and outstanding shares of the Company as a result of the Share Exchange, Petro is deemed the accounting acquirer while the Company remains the legal acquirer and reporting entity. Petro adopted the fiscal year of the Company and its operations for the period from February 2, 2012 (Commencement of Operations) to April 30, 2012 were non material. Prior to the Share Exchange, all historical financial statements presented are those of Petro.

Strategy

Our business strategy is to acquire working interests in United States oil and gas producing areas.  We believe such opportunities exist in the United States. We also believe that these opportunities have considerable future potential for the development of proven oil and gas reserves. Such new reserves might come from the development of existing but as yet undeveloped reserves as well as from future success in exploration.

When and if funding becomes available, we plan to acquire high-quality oil and gas properties, primarily “proved producing and proved undeveloped reserves.” We will also explore low-risk development drilling and work-over opportunities.

Competition

We operate in a highly competitive environment. We compete with major and independent oil and natural gas companies, many of whom have financial and other resources substantially in excess of those available to us. These competitors may be better positioned to take advantage of industry opportunities and to withstand changes affecting the industry, such as fluctuations in oil and natural gas prices and production, the availability of alternative energy sources and the application of government regulation.

Compliance with Government Regulation

The availability of a ready market for future oil and gas production from possible U.S. assets depends upon numerous factors beyond our control. These factors may include, amongst others, regulation of oil and natural gas production, regulations governing environmental quality and pollution control, and the effects of regulation on the amount of oil and natural gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. These regulations generally are intended to prevent waste of oil and natural gas and control contamination of the environment.

We expect that our sales of crude oil and other hydrocarbon liquids from our future U.S.-based production will not be regulated and will be made at market prices. However, the price we would receive from the sale of these products may be affected by the cost of transporting the products to market via pipeline.

Environmental Regulations

Our U.S. assets are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands within wilderness, wetlands and other protected areas, require remedial measures to mitigate pollution from former operations, such as pit closure and plugging abandoned wells, and impose substantial liabilities for pollution resulting from production and drilling operations. Public interest in the protection of the environment has increased dramatically in recent years. The worldwide trend of more expansive and stricter environmental legislation and regulations applied to the oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly waste handling, disposal and cleanup requirements, our business and prospects could be adversely affected.

Operating Hazards and Insurance

The oil and natural gas business involves a variety of operating hazards and risks such as well blowouts, craterings, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to us from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations.

In accordance with customary industry practices, we expect to maintain insurance against some, but not all, of such risks and losses. There can be no assurance that any insurance we obtain would be adequate to cover any losses or liabilities. We cannot predict the continued availability of insurance or the availability of insurance at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and operations.

Pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our future financial condition. If we were unable to obtain adequate insurance, we could be forced to participate in all of our activities on a non-operated basis, which would limit our ability to control the risks associated with oil and natural gas operations.

Research and Development

We do not currently, and did not previously, have any research and development policies in place. Over the past two fiscal years, no funds were expended by our company on research and development activities.

Employees

At April 30, 2013 we employed 5 employees, 1 of which was a full-time employee.

Geographical Area of the Company’s Business

The principal market that we compete in is the North American energy market, specifically the North American oil market.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors, in addition to the other information set forth in this Report, in connection with any investment decision regarding shares of our common stock. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. Some information in this Report may contain “forward-looking” statements that discuss future expectations of our financial condition and results of operation. The risk factors noted in this section and other factors could cause our actual results to differ materially from those contained in any forward-looking statements.

RISKS RELATING TO OUR BUSINESS

If we are unable to obtain additional funding our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

We will require additional capital to continue to operate our business and to further expand our exploration and development programs. We may be unable to obtain additional capital required. Furthermore, inability to maintain capital may damage our reputation and credibility with industry participants. Our inability to raise additional funds when required may have a negative impact on our consolidated results of operations and financial condition.

Future acquisitions and future exploration, development, production, leasing activities and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We plan to pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. This may adversely affect our consolidated financial results, financial condition and ability to continue as a going concern.

Any additional capital raised through the sale of equity will likely dilute your ownership percentage. This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the oil and gas industry in particular), our status as a new enterprise without a significant demonstrated operating history, the location of our oil and natural gas properties and prices of oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and/or the loss of key management. Further, if oil and/or natural gas prices on the commodities markets decrease, then our revenues will likely decrease, and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our consolidated financial results.

We have a history of losses which may continue, which may negatively impact our ability to achieve our business objectives and continue as a going concern.

We incurred net losses of $2,319,734 and $1,915,617 for the period January 1, 2013 to April 30, 2013 and for the period February 2, 2012 (date of commencement of operations) to December 31, 2012, respectively. To date, we have acquired interests in oil and gas properties, but have not established a project on any of our properties that generates commercial revenues. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

As our Kansas, Missouri, and Montana properties are in early stages of development, we may not be able to establish commercial reserves on these projects. Exploration for commercial reserves of oil is subject to a number of risk factors. Few of the prospects that are explored are ultimately developed into producing oil and/or gas fields. To April 30, 2013, only a portion of the reserves associated with the Missouri Marmaton River and Grassy Creek projects are classified as developed and production activities have been suspended since September 2011. Management continues to seek funding so that the Company can consider future development of its heavy oil properties. We may not be able to establish commercial reserves and it is therefore considered to be an exploration stage company.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have received a limited amount of revenues from operations and have limited assets. To date, we have acquired interests in oil and gas properties, but have not established a project on any of our properties that generates commercial revenues and there can be no assurance that we will ever operate profitably. We have a limited operating history. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment.

Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a loss of your investment.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, existing reserves may go undiscovered. Without finding reserves, we cannot generate revenues and you will lose your investment.

We had cash and cash equivalents at April 30, 2013 of $5,703,082, as compared to $6,472,094 at December 31, 2012. At April 30, 2013, we had a working capital of approximately $4.7 million. Management believes that the current level of working capital is sufficient to maintain operations for the next 12 months. Management intends to continue to raise capital through debt and equity instruments.

Strategic relationships upon which we may rely are subject to change, which may diminish our ability to conduct our operations.

Our ability to successfully acquire additional properties, to discover reserves, to participate in drilling opportunities and to identify and enter into commercial arrangements with customers will depend on developing and maintaining close working relationships with industry participants and on our ability to select and evaluate suitable properties and to consummate transactions in a highly competitive environment. These realities are subject to change and may impair our ability to grow.

To develop our business, we will endeavor to use the business relationships of our management to enter into strategic relationships, which may take the form of joint ventures with other private parties and contractual arrangements with other oil and gas companies, including those that supply equipment and other resources that we will use in our business. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

Although our estimated natural gas and oil reserve data has been prepared by an independent third party, the estimates may prove to be inaccurate.

There are numerous uncertainties inherent in estimating quantities of oil and natural gas reserves and the future cash flows attributed to such reserves. In general, estimates of economically recoverable oil and natural gas reserves and the future net cash flows therefrom are based upon a number of variable factors and assumptions, such as historical production from the properties, production rates, ultimate reserve recovery, timing and amount of capital expenditure, marketability of oil and gas, royalty rates, the assumed effects of regulation by governmental agencies and future operating costs, all of which may vary materially from actual results. For those reasons, estimates of the economically recoverable oil and natural gas reserves attributable to any particular group of properties, classification of such reserves based on risk of recovery and estimates of future net revenues associated with reserves prepared by different engineers, or by the same engineers at different times, may vary. Our actual production, revenues, taxes and development and operating expenditures with respect to our reserves will vary from estimates thereof and such variations could be material.

Our results of operations as well as the carrying value of our oil and gas properties are substantially dependent upon the prices of oil and natural gas, which historically have been volatile and are likely to continue to be volatile.

Our results of operations and the ceiling on the carrying value of our oil and gas properties are dependent on the estimated present value of proved reserves, which depends on the prevailing prices for oil and gas, which are and are likely to continue to be volatile. Recent world events have significantly increased oil and gas prices, but we cannot assure that such prices will continue. Various factors beyond our control affect prices of oil and natural gas, including political and economic conditions; worldwide and domestic supplies of and demand for oil and gas; weather conditions; the ability of the members of the Organization of Petroleum Exporting Countries to agree on and maintain price and production controls; political instability or armed conflict in oil-producing regions; the price of foreign imports; the level of consumer demand; the price and availability of alternative fuels; and changes in existing federal and state regulations. Current prices for oil are at or near historical highs, and any significant decline in oil or gas prices could have a material adverse effect on our operations, financial condition, and level of development and exploration expenditures and could result in a reduction in the carrying value of our oil and gas properties. Any decline in prices would cause a reduction in the amount of any reserves and, in turn, in the amount that we might be able to borrow to fund development and acquisition activities. To date, we do not believe that the lack of reserves has hindered our efforts to obtain the capital we have sought.

Fluctuations in oil and natural gas prices, which have been volatile at times, may adversely affect our revenues as well as our ability to borrow money, repay future indebtedness and obtain additional capital.

Our future financial condition, access to capital, cash flows and results of operations depend upon the prices we receive for our oil and natural gas. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control. Factors that affect the prices we receive for our oil and natural gas include:

●	the level of domestic production;

●	the availability of imported oil and natural gas;

●	political and economic conditions and events in foreign oil and natural gas producing nations, including embargoes, continued hostilities in the Middle East and other sustained military campaigns, and acts of terrorism or sabotage;

●	the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

●	the cost and availability of transportation and pipeline systems with adequate capacity;

●	the cost and availability of other competitive fuels;

●	fluctuating and seasonal demand for oil, natural gas and refined products;

●	concerns about global warming or other conservation initiatives and the extent of governmental price controls and regulation of production;

●	weather;

●	foreign and domestic government relations; and

●	overall economic conditions, particularly the recent worldwide economic slowdown which has put downward pressure on oil and natural gas prices and demand.

In the past, prices of oil and natural gas have been extremely volatile, and we expect this volatility to continue. Our revenues, cash flow and profitability and our ability to borrow money, to repay future indebtedness and to obtain additional capital depend substantially upon oil and natural gas prices.

We face significant competition, and many of our competitors have resources in excess of our available resources.

The oil and gas industry is highly competitive. We encounter competition from other oil and gas companies in all areas of our operations, including the acquisition of producing properties and exploratory prospects and sale of crude oil, natural gas and natural gas liquids. Our competitors include major integrated oil and gas companies and numerous independent oil and gas companies, individuals and drilling and income programs. Many of our competitors are large, well established companies with substantially larger operating staffs and greater capital resources than us. Such companies may be able to pay more for productive oil and gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our ability to acquire additional properties and to discover reserves in the future will depend upon our ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

Exploratory drilling is a speculative activity that may not result in commercially productive reserves and may require expenditures in excess of budgeted amounts.

Drilling activities are subject to many risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. There can be no assurance that new wells drilled by us or in which we have an interest will be productive or that we will recover all or any portion of our investment. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, many of which are beyond our control, including economic conditions, mechanical problems, pressure or irregularities in formations, title problems, weather conditions, compliance with governmental requirements and shortages in or delays in the delivery of equipment and services. Such equipment shortages and delays sometimes involve drilling rigs where inclement weather prohibits the movement of land rigs causing a high demand for rigs by a large number of companies during a relatively short period of time. Our future drilling activities may not be successful. Lack of drilling success could have a material adverse effect on our financial condition and results of operations.

Our operations are also subject to all of the hazards and risks normally incident to the development, exploitation, production and transportation of, and the exploration for, oil and gas, including unusual or unexpected geologic formations, pressures, down hole fires, mechanical failures, blowouts, explosions, uncontrollable flows of oil, gas or well fluids and pollution and other environmental risks. These hazards could result in substantial losses to us due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. Insurance for wells in which we participate is generally obtained, although there can be no assurances that such coverage will be sufficient to prevent a material adverse effect to us if any of the foregoing events occur.

We may not identify all risks associated with the acquisition of oil and natural gas properties, or existing wells, and any indemnifications we receive from sellers may be insufficient to protect us from such risks, which may result in unexpected liabilities and costs to us.

Our business strategy focuses on acquisitions of undeveloped and unproven oil and natural gas properties that we believe are capable of production. We may make additional acquisitions of undeveloped oil and gas properties from time to time, subject to available resources. Any future acquisitions will require an assessment of recoverable reserves, title, future oil and natural gas prices, operating costs, potential environmental hazards, potential tax and other liabilities and other factors.

Generally, it is not feasible for us to review in detail every individual property involved in a potential acquisition. In making acquisitions, we generally focus most of our title and valuation efforts on the properties that we believe to be more significant, or of higher-value. Even a detailed review of properties and records may not reveal all existing or potential problems, nor would it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. In addition, we do not inspect in detail every well that we acquire. Potential problems, such as deficiencies in the mechanical integrity of equipment or environmental conditions that may require significant remedial expenditures, are not necessarily observable even when we perform a detailed inspection. Any unidentified problems could result in material liabilities and costs that negatively impact our financial condition and results of operations.

Even if we are able to identify problems with an acquisition, the seller may be unwilling or unable to provide effective contractual protection or indemnity against all or part of these problems. Even if a seller agrees to provide indemnity, the indemnity may not be fully enforceable or may be limited by floors and caps, and the financial wherewithal of such seller may significantly limit our ability to recover our costs and expenses. Any limitation on our ability to recover the costs related any potential problem could materially impact our financial condition and results of operations.

We have a history of operating losses and we may not become profitable. If we are not able to achieve and maintain profitability in the future, we might not be able to access funds through debt or equity financings.

Historically, we have funded our operating losses, acquisitions and drilling costs primarily through a combination of private offerings of debt and equity securities. Our success in obtaining the necessary capital resources to fund future costs associated with our operations and drilling plans is dependent upon our ability to: (i) increase revenues through acquisitions and recovery of our proved producing and proved developed non-producing oil and gas reserves; and (ii) obtain additional financing. However, even if we achieve some success with our plans, there can be no assurance that we will be able to generate sufficient revenues to achieve significant profitable operations or to fund our drilling plans.

We are subject to uncertainties in reserve estimates and future net cash flows.

This report contains estimates of our oil and gas reserves and the expected future net cash flows from those reserves, most of which have been prepared by an independent petroleum consultant. There are numerous uncertainties inherent in estimating quantities of reserves of oil and gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve estimates in this report are based on various assumptions, including, for example, constant oil and gas prices, operating expenses, capital expenditures and the availability of funds, and, therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this report. Additionally, our reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and gas prices and other factors, many of which are beyond our control.

The present value of future net reserves discounted at 10% (the “PV-10”) of proved reserves referred to in this report should not be construed as the current market value of the estimated proved reserves of oil and gas attributable to our properties. In accordance with applicable requirements of the SEC, the estimated discounted future net cash flows from proved reserves are based on an average price of the first day of each month of the last 12 months and a differential of the price per Mcf received by us, and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by: (i) the timing of both production and related expenses; (ii) changes in consumption levels; and (iii) governmental regulations or taxation. In addition, the calculation of the present value of the future net cash flows using a 10% discount as required by the SEC is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our reserves or the oil and gas industry in general. Furthermore, our reserves may be subject to downward or upward revision based upon actual production, results of future development, supply and demand for oil and gas, prevailing oil and gas prices and other factors. See “Item 2. Properties – Oil and Natural Gas Reserves.”

We are/will be subject to various operating and other casualty risks that could result in liability exposure or the loss of production and revenues.

Our oil and gas business involves/(will involve as operations activities increase) a variety of operating risks, including, but not limited to, unexpected formations or pressures, uncontrollable flows of oil, gas, brine or well fluids into the environment (including groundwater contamination), blowouts, fires, explosions, pollution and other risks, any of which could result in personal injuries, loss of life, damage to properties and substantial losses. Although we carry insurance at levels that we believe are reasonable, we are not fully insured against all risks. We do not carry business interruption insurance. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on our financial condition and operations.

The cost of operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. Furthermore, completion of a well does not assure a profit on the investment or a recovery of drilling, completion and operating costs.

The liquidity, market price and volume of our stock are volatile.

Our common stock is not traded on any exchange, but is currently quoted on the U.S. OTC Markets. The liquidity of our common stock may be adversely affected, and purchasers of our common stock may have difficulty selling our common stock, particularly if our common stock does not continue to be quoted on the U.S. OTC Markets on another recognized quotation services or exchange.

The trading price of our common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, announcements of our drilling results and other events or factors. In addition, the U.S. stock markets have from time to time experienced extreme price and volume fluctuations that have affected the market price for many companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our securities.

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is categorized as a “penny stock.” The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our internal controls over financial reporting have determined to not be effective, which could have a significant and adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, which we collectively refer to as “Section 404,” require us to evaluate our internal controls over financial reporting to allow management to report on those internal controls as of the end of each year. Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. In the course of our Section 404 evaluations, we have identified conditions that resulted in significant deficiencies or material weaknesses and we have concluded that enhancements, modifications or changes to our internal controls are necessary or desirable. Implementing any such matters would divert the attention of our management, could involve significant costs, and may negatively impact our results of operations.

We note that there are inherent limitations on the effectiveness of internal controls, as they cannot prevent collusion, management override or failure of human judgment. If we fail to maintain an effective system of internal controls or if management or our independent registered public accounting firm were to discover material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, and it could harm our financial condition and results of operations, result in a loss of investor confidence and negatively impact our share price.

We may not have satisfactory title or rights to all of our current or future properties.

Prior to acquiring undeveloped properties, our contract land professionals review title records or other title review materials relating to substantially all of such properties. The title investigation performed by us prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. Prior to drilling we obtain a title opinion on the drill site. However, a title opinion does not necessarily ensure satisfactory title. We believe we have satisfactory title to our producing properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. In the normal course of our business, title defects and lease issues of varying degrees arise, and, if practicable, reasonable efforts are made to cure such defects and issues.

Governmental regulations could adversely affect our business.

Our business is subject to certain federal, state and local laws and regulations on taxation, the exploration for, and development, production and marketing of, oil and natural gas, and environmental and safety matters. Many laws and regulations require drilling permits and govern the spacing of wells, rates of production, prevention of waste and other matters. These laws and regulations have increased the costs of our operations. In addition, these laws and regulations, and any others that are passed by the jurisdictions where we have production, could limit the total number of wells drilled or the allowable production from successful wells, which could limit our revenues.

Laws and regulations relating to our business frequently change, and future laws and regulations, including changes to existing laws and regulations, could adversely affect our business.

In particular and without limiting the foregoing, various tax proposals currently under consideration could result in an increase and acceleration of the payment of federal income taxes assessed against independent oil and natural gas producers, for example by eliminating the ability to expense intangible drilling costs, removing the percentage depletion allowance and increasing the amortization period for geological and geophysical expenses. Any of these changes would increase our tax burden.

All states in which the Company owns leases require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration for and production of oil and gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of these states limit the rate at which oil and gas can be produced from our properties. However, we do not believe we will be affected materially differently by these statutes and regulations than any other similarly situated oil and gas company.

Environmental liabilities could adversely affect our business.

In the event of a release of oil, natural gas or other pollutants from our operations into the environment, we could incur liability for any and all consequences of such release, including personal injuries, property damage, cleanup costs and governmental fines. We could potentially discharge these materials into the environment in several ways, including:

●	from a well or drilling equipment at a drill site;

●	leakage from gathering systems, pipelines, transportation facilities and storage tanks;

●	damage to oil and natural gas wells resulting from accidents during normal operations; and

●	blowouts, cratering and explosions.

In addition, because we may acquire interests in properties that have been operated in the past by others, we may be liable for environmental damage, including historical contamination, caused by such former operators. Additional liabilities could also arise from continuing violations or contamination that we have not yet discovered relating to the acquired properties or any of our other properties.

To the extent we incur any environmental liabilities, it could adversely affect our results of operations or financial condition.

Climate change legislation, regulation and litigation could materially adversely affect us.

There is an increased focus by local, state and national regulatory bodies on greenhouse gas (“GHG”) emissions and climate change. Various regulatory bodies have announced their intent to regulate GHG emissions, including the United States Environmental Protection Agency, which promulgated several GHG regulations in 2010 and late 2009. As these regulations are under development or are being challenged in the courts, we are unable to predict the total impact of these potential regulations upon our business, and it is possible that we could face increases in operating costs in order to comply with GHG emission legislation.

Passage of legislation or regulations that regulate or restrict emissions of GHG, or GHG-related litigation instituted against us, could result in direct costs to us and could also result in changes to the consumption and demand for natural gas and carbon dioxide produced from our oil and natural gas properties, any of which could have a material adverse effect on our business, financial position, results of operations and prospects.

We may be responsible for additional costs in connection with abandonment of properties.

We are responsible for payment of plugging and abandonment costs on our oil and gas properties pro rata to our working interest. There can be no assurance that we will be successful in avoiding additional expenses in connection with the abandonment of any of our properties. In addition, abandonment costs and their timing may change due to many factors, including actual production results, inflation rates and changes in environmental laws and regulations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Kansas

The Company has 115,000 gross/85,000 net acres in the Mississippi Lime play. The Company also acquired over 60 square miles of proprietary 3D seismic data over prospective Mississippi Lime acreage in the same area.

The acquisition of the Mississippi Lime play oil and gas assets for $12.2 million, consists of a 100% interest in 120 oil and gas leases which cover approximately 85,000 gross mineral acres located in various counties in the state of Kansas.

As of April 30, 2013, management concluded that an impairment was not necessary since the assets were recently purchased and held at cost.

Missouri

At April 30, 2013, the Company’s Missouri lease holdings totaled 22,832 gross acres with a 98.4% working interest.

On separate pilot projects at Deerfield, the Company built two 500 barrel of oil per day steam drive production facilities (Marmaton River and Grassy Creek) comprised of 116 production wells, 39 steam injection wells and 14 service and observation wells. Throughout the Deerfield area, the predecessor Company has drilled 73 exploration/delineation wells with a 67% success rate.

As of April 30, 2013, all Missouri assets were carried at salvage value, since the Company’s current business plans do not contemplate raising the necessary capital to develop these properties.

Kentucky

As a result of the Share Exchange, the Company acquired Kentucky lease holdings which include a 37.5 % working interest in 27,150 unproved gross acres (10,181net acres). The Kentucky property is mainly undeveloped land and therefore was not assigned any reserve value under the Company’s independent reserve reports.

Currently, the Company is carrying these oil and gas assets at $-, the carrying value of the assets acquired through the Share Exchange.

Montana

The Montana leasehold is in the Devils Basin prospect and totals 1,175 gross acres (881 net). The Company currently owns a 75% working interest in this prospect, but has no immediate plans to develop this property

As of April 30, 2013, all Montana assets were carried at salvage value.

Other

Other property consists primarily of four used steam generators and related equipment that will be assigned to future projects. As of April 30, 2013, management concluded that an impairment was not necessary because the assets are being carried at salvage value.

Operational and Project Review

The following table summarizes the costs incurred in oil and gas property acquisition, exploration, and development activities for the Company for the four months ended April 30, 2013 and for the period February 2, 2012 (Commencement of Operations) to December 31, 2012:

Cost	Missouri	Kentucky	Montana	Kansas	Other	Total
Balance, January 1, 2013	$-	-	-	12,254,519	-	12,254,519
Additions	-	-	-	98,764	-	98,764
Disposals	-	-	-	-	-	-
Depletion	-	-	-	(24,185)	-	(24,185)
Impairment	-	-	-	-	-	-
Acquisition	918,991	-	75,000	-	100,000	1,093,991
Excess purchase price paid	1,093,527	-	-	-	-	1,093,527
Impairment of excess purchase price paid	(1,093,527)	-	-	-	-	(1,093,527)
Balance, April 30, 2013	$918,991	-	75,000	12,329,098	100,000	13,423,089

Cost	Missouri	Kentucky	Montana	Kansas	Other	Total
Balance, February 2, 2012	$-	$-	$-	$-	$-	$-
Additions	-	-	-	12,335,000	-	12,335,000
Disposals	-	-	-	-	-	-
Depletion	-	-	-	(80,481)	-	(80,481)
Impairment	-	-	-	-	-	-

Balance, April 30, 2012	$-	-	-	12,254,519	-	12,254,519

Oil Wells, Properties, Operations, and Acreage

The following table sets forth the number of oil wells in which we held a working interest as of April 30, 2013 and December 31, 2012:

	Producing				Non-Producing
	April 30, 2013		December 31, 2012		April 30, 2013		December 31, 2012
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Kansas	5	2.5	-	-	37	34.5	-	-
Missouri (1)	-	-	-	-	117	117	117	117
Kentucky (1)	-	-	-	-	5	1.9	5	1.9
Montana (1)	-	-	-	-	-	-	-	-
Texas (1)	-	-	-	-	5	3.75	5	3.75
Total	5	2.5	-	-	164	157.15	127	122.65

(1)	We acquired the predecessor assets of Petro River Oil Corporation on April 23, 2013.

The following table sets forth the lease areas we have an interest in, by area, as of April 30, 2013 and December 31, 2012:

Project Areas	April 30, 2013		December 31, 2012
	Gross	Net	Gross	Net
Kansas	115,366	85,182	-	-
Missouri 1	22,832	22,470	-	-
Kentucky (1)	27,150	10,181	-	-
Texas (1)	-	-	-	-
Montana (1)	1,175	881	-	-
Total	166,523	118,714	-	-

(1)	We have no plans for any further expenditure on these properties as a result of the legal acquiror’s poor drilling results in prior years and a lack of resources.

Oil and Natural Gas Reserves

Oil and natural gas information is provided in accordance with the United States Financial Accounting Standards Board (“FASB”) Topic 932 - “Extractive Activities - Oil and Gas”.

Petro has no proven oil and gas reserves as of April 30, 2013. The legal acquirer had proven reserves but had previously written down such reserves to net salvage value. As a result of the Share Exchange, the Company is carrying these reserves at net salvage value. The Company retains qualified independent reserves evaluators to evaluate the Company’s proved oil reserves. The Company does not have any natural gas reserves. For the years ended April 30, 2013 the reports by GLJ Petroleum Consultants (“GLJ”) covered 100% of the Company’s oil reserves. The Company did not have any recorded reserves as of April 31, 2013 and December 31, 2012.

Proved oil and natural gas reserves, as defined within SEC Rule 4-10(a)(22) of Regulation S-X, are those quantities of oil and gas, which, by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs, and under existing economic conditions, operating methods and government regulations prior to the time of which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether determinable or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. Developed oil and natural gas reserves are reserves that can be expected to be recovered from existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and through installed extraction equipment and infrastructure operational at the time of the reserves estimate is the extraction is by means not involving a well. Estimates of the Company’s oil reserves are subject to uncertainty and will change as additional information regarding producing fields and technology becomes available and as future economic and operating conditions change.

Our undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether or not such acreage is held by production or contains proved reserves. A gross acre is an acre in which we own an interest. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres.

As of April 30, 2013, the Company did not have any proven reserves.

Net Production, Unit Prices and Costs

The following table presents certain information with respect to our oil and natural gas production and prices and costs attributable to all oil and natural gas properties owned by us for the periods shown.

For the period January 1, 2013 to April 30 2013, and

for the period February 2, 2012 (Commencement of Operations)

to December 31, 2012:

	2013	2012
Production volumes:
Oil (Bbls)	1,706	-
Natural gas (Mcf)	19,276	-
Total (Boe)	4,919	-
Average realized prices:
Oil (per Bbl)	$86.70	$-
Natural gas (per Mcf)	$2.78	$-
Total per Boe	$40.97	$-
Average production cost:
Total per Boe	$39.65	$-

Drilling and Other Exploratory and Development Activities

As of April 30, 2013, the Company did not have any drilling, exploratory or development activity.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings and, to our knowledge; no such proceedings are threatened or contemplated, except as noted below.

On March 15, 2013, a former employee of the Company (VP-Operations) commenced an action in the Court of Queen’s Bench of Alberta claiming wrongful termination and seeking severance in an amount approximating US$185,000. On May 3, 2013, the Company reached a settlement with the former employee and entered into a formal settlement and release of claims agreement. As consideration for full settlement and mutual release, the Company agreed to issue the former employee 200,000 shares of common stock of the Company, valued at $0.40/share or $80,000, and a cash payment of $50,000. The Company has accrued $130,000 as of April 30, 2013.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares have traded in the United States on the Over-the-Counter Bulletin Board exchange (OTC) under the symbol “PTRC”.

The following table sets forth the quarterly average high and low bid prices per share for our common stock for the two most recently completed fiscal years in the period that ended on April 30, 2013.

Fiscal Year Ended	Common Stock
	High	Low
April 30, 2013
First Quarter	$0.115	$0.0021
Second Quarter	$0.094	$0.041
Third Quarter	$0.135	$0.022
Fourth Quarter	$0.500	$0.130

April 30, 2012
First Quarter	$0.600	$0.070
Second Quarter	$0.200	$0.050
Third Quarter	$0.075	$0.010
Fourth Quarter	$0.060	$0.025

Holders

As of July 30, 2013, we had 324 holders of record of our registered common stock, and our common stock had a closing bid price of $0.22 per share.

Dividends and Related Policy

We presently intend to retain all earnings, if any, for use in our business operations and accordingly, the Board of Directors (the “Board”) does not anticipate declaring any cash dividends for the foreseeable future. Any future determination to pay dividends will be at the discretion of the Board and will be contingent upon our financial condition, results of operations, current and anticipated cash needs, restrictions contained in current or future financing instruments, plans for expansion and such other factors as the Board deems relevant. We have not paid any cash dividends on our common stock.

Transfer Agent and Registrar

Our transfer agent is Computer Share Investor Services located at 510 Burrard Street, 3rd Floor, Vancouver, British Columbia V6C3B9, Canada. Their telephone number is 604-661-9408.

Recent Sales of Unregistered Securities

On April 23, 2013 the Company acquired all of the ownership interest of Petro through the below series of transactions:

The Share Exchange Transaction

On April 23, 2013, the Company executed and consummated a securities purchase agreement by and among the Company, Petro, the holders of outstanding secured promissory notes of Petro (the “Notes”), and the members (the “Petro Members”) of Petro holding membership interests in Petro (the “Membership Interests”), and together with the Notes and the Membership Interests, the “Acquired Securities”) sold by the Company (the “Securities Purchase Agreement” and the transaction, the “Share Exchange”).

In the Share Exchange, the Investors exchanged their Acquired Securities for newly issued shares of common stock of the Company (“Common Stock”). As a result, upon completion of the Share Exchange, Petro became the Company’s wholly-owned subsidiary.

Upon completion of the Share Exchange, the Company issued an aggregate of 591,021,011 shares of Common Stock to the Investors, whereby the Petro Noteholders received an aggregate of 590,993,455 shares of Common Stock in exchange for their Notes and the Petro Members received an aggregate of 27,556 shares of Common Stock in exchange for their Membership Interests. The 591,021,011 shares issued to the Investors constituted approximately 80% of the Company’s 737,117,746 issued and outstanding shares of Common Stock post-Closing.

As of April 30, 2013, upon the issuance of the shares described above, the Company has 737,117,746 shares of its Common Stock that are deemed issued and outstanding.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management and should be read in conjunction with the accompanying financial statements and their related notes included in this Report. References in this section to “we,” “us,” “our,” or the “Company” are to the consolidated business of Petro River Oil Corp. and its wholly owned and majority owned subsidiaries.

This Report contains forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “intends,” “estimates,” “continues,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Business Overview

The ultimate goal of the management of the Company is to maximize shareholder value. Specific targets include: increasing production by developing our acreage, increasing profitability margins by evaluating and optimizing our production, and executing our business plan to increase property values, reserves, and expanding our asset base.

We benefit from having an experienced management team with proven acquisition, operating and financing capabilities. Mr. Scot Cohen, our Executive Chairman, has over 20 years of financial management experience including five years as managing partner of Iroquois Capital Opportunity Fund, a private equity fund focused on oil and gas. He has raised equity and debt for a number of small and microcap public companies.

Mr. Cohen is joined by Luis Vierma, Daniel Smith and Ruben Alba who make up the Company’s technical leadership. Mr. Vierma has 35 years of experience in oil and gas including VP of Exploration and Production at Petróleos de Venezuela, S.A, (“PDVSA”) the fourth largest oil company in the world. Mr. Vierma has a BS in Chemistry and MS in Geology and leads the Company’s Geological and Geophysical team. Mr. Smith is a registered petroleum engineer with over 15 years’ experience. Mr. Smith spent his career at XTO Energy where he served as an operations engineer responsible for managing fields producing in excess of 100 million cubic feet of natural gas per day. Mr. Alba has been active in the oil and gas industry since 1997. Previously he was with Halliburton Energy Services and Superior Well Services overseeing regional technical staff and operations. Mr. Alba manages the Company’s heavy oil projects in Missouri and Kentucky.

The Company is focused on developing its recently acquired Mississippi Lime acreage in Kansas and also its heavy oil properties in Missouri and Kentucky. Early reservoir projects in Kansas were focused on proving reserve potential into the Bourbon Arch geological region of the Mississippi Lime play. The production response from this region established migration and asset production potential. The Company also engaged an extensive geologic study of its leasehold position using over 26,000 producers and 40 acres of a proprietary 3D data set. The Company plans to raise capital to drill a number of prospective reserve targets.

Projects related to the heavy oil reservoirs were in technical review. The Company has an extensive amount of technical and reservoir information on both the Missouri and Kentucky positions. The data is being utilized in the understanding and test phases to develop an economic heavy oil production reserve base.

The Company continues to explore various opportunities to raise capital to support the growth of the Company. These opportunities include, without limitation, potential joint ventures with various on and off-shore entities and potential private issuances of equity, debt or a combination thereof. There can be no assurance that the Company will enter into any of these transactions. Mr. Cohen and Mr. Vierma have extensive experience in capital markets and oil and gas joint ventures. During his time as VP of Exploration and Production at PDVSA, Mr. Vierma negotiated billions of dollars of joint ventures with foreign oil and gas companies.

Financial Condition and Results of Operations

As a result of the April 23, 2012 acquisition and share exchange transaction, Petro River Oil, LLC was deemed the accounting acquirer. All historical financial information is that of Petro River Oil, LLC.

For the Period January 1, 2013 to April 30, 2013 and for the Period February 2, 2012 (Commencement of Operations) to December 31, 2012

	For the Period January 1, 2013	For the Period February 2, 2012	Percent
	to April 30, 2013	to December 31, 2012	Change
Revenue and other income
Oil and natural gas sales	$184,676	$16,901	993%
Total Income	184,676	16,901	993%

Operating Expenses
Operating	144,439	82,663	75%
General and administrative	623,136	526,460	(18%)
Depreciation, depletion and accretion	29,304	80,481	(64%)
Impairment of excess purchase price	1,093,527	-	100%
Total Expenses	1,890,406	689,604	(174%)

Operating loss	(1,705,730)	(672,703)	(154%)

Other income (expenses)
Interest and Other Income	5,174	34,658	(85%)
Interest expense	(619,178)	(1,277,572)	(52%)
Total other income (expenses)	(614,004)	(1,242,914)	(51%)

Net Loss	$(2,319,734)	$(1,915,617)	(21%)
Earnings per share – basic and diluted	$(0.00)	$(0.00)	(-%)

Oil Sales

During the period January 1, 2013 to April 30, 2013, the Company recognized $184,676 in oil and gas sales. The Company had $147,930 in oil sales and $36,696 in gas sales during the period. Sales increased from $16,901 for the period February 2, 2012 to December 31, 2012. The increase is primarily attributable to sales from acquired wells.

Interest and Other Income

During the period January 1, 2013 to April 30, 2013 interest and other income of $5,174 consisted mainly of interest on cash balances, as compared interest and other income for period February 2, 2012 to December 31, 2012 of $34,658 which consisted mainly of interest earned on 10% demand notes to a related party. As of the date of the share exchange agreement, these demand loans were eliminated in the consolidation.

Operating Expenses

During the period January 1, 2013 to April 30, 2013, operating expenses was $144,439, as compared to operating expenses for the period February 2, 2012 to December 31, 2012, of $82,663. The increase in operating expenses is primarily attributable to the Company newly commencing operations during 2012.

General and administrative expenses

General and administrative expenses for the period January 1, 2013 to April 30, 2013 were $623,136, as compared to $526,460 for the period February 2, 2012 to December 31, 2012. The increase is primarily attributable to the Company commencing payroll during the four months ended April 30, 2013. The changes are outlined below:

	For the Period January 1, 2013	For the Period February 2, 2012
	April 30, 2013	To December 31, 2012
Salaries and benefits	133,391	$-
Professional fees	432,161	379,609
Office and administrative	57,499	64,076
Information technology	85	82,775

	$623,136	$526,460

Impairment of excess purchase price

As a result of the Share Exchange, the Company recorded goodwill on the excess of the fair value of the shares maintained by existing shareholders as compared to the net assets acquired. Based on the overall market capitalization of the Company at the time of the share exchange, the aggregate fair value of these shares (20% of the market capitalization) was $1,117,404, which exceeded the fair value of the net assets acquired by $1,093,527.

The Company prior to the merger, impaired its assets to net salvage value and determined upon consummation of the merger the excess purchase price paid for the assets continued to be impaired, thus the Company recognized an immediate charge of $1,093,527 in its accompanying consolidated statement of operations for the four months period ended April 30, 2013.

Interest expense

Interest expense is related to the interest on the notes payable issued during the period February 2, 2012 to December 31, 2012. Interest was $619,178 for the period January 1, 2013 to April 30, 2013 as compared to $1,277,572 for the period February 2, 2012 to December 31, 2012. The decrease in interest expense is primarily attributable to the Company accruing interest for the entire period ended December 31, 2012, as compared to only accruing interest for four months during the period ended April 30, 2013.

Liquidity and Capital Resources

As of April 30, 2013, the Company has working capital of approximately $4.7 million but has incurred losses since inception and utilized cash in its operating activities. In addition, the Company has a limited operating history. At April 30, 2013, the Company has cash and cash equivalents approximately $5.7 million. Management believes that the current level of working capital is sufficient to maintain operations for the next 12 months. Management intends to continue to raise capital through debt and equity instruments in order to achieve its business plans.

Our current capital and our other existing resources are sufficient to provide working capital for the balance of 2014. We will require additional capital to continue to operate our business and to further expand our exploration and development programs. We may be unable to obtain additional capital required. Furthermore, inability to maintain capital may damage our reputation and credibility with industry participants. Our inability to raise additional funds when required may have a negative impact on our consolidated results of operations and financial condition.

The Company is focused on developing its recently acquired Mississippi Lime acreage in Kansas and also its heavy oil properties in Missouri and Kentucky. Early reservoir projects in Kansas were focused on proving reserve potential into the Bourbon Arch geological region of the Mississippi Lime play. The production response from this region established migration and asset production potential. The company also engaged an extensive geologic study of its leasehold position using over 26,000 producers and 60 square miles of a proprietary 3D data set. The company plans to raise capital to drill a number of prospective reserve targets.

Projects related to the heavy oil reservoirs were in technical review. The Company has an extensive amount of technical and reservoir information on both Missouri and Kentucky positions. The data is being utilized in the understanding and test phases to develop an economic heavy oil production reserve base.

The ultimate goal of the management is to maximize shareholder value. Specific targets include: increasing production by developing its acreage, increasing profitability margins by evaluating and optimizing its production, and executing its business plan to increase property values, reserves, and expanding our asset base.

Operating Activities

The Company used $670,248 in operating activities during the 4 months ended April 30, 2013, as compared to using $511,924 during the period from February 2, 2012 (Commencement of Operations) to December 31, 2012. The Company incurred a net loss during the four month period ended April 30, 2013 of $2,319,734 as compared to a loss of $1,915,617 for the period February 2, 2012 (Commencement of Operations) to December 31, 2012.

Investing Activities

During the period January 1, 2013 to April 30, 2013, the Company incurred $98,764 of expenditures on oil and gas assets compared to $13,016,965 during the period February 2, 2012 to December 31, 2012. In addition, during the period from February 2, 2012 (Commencement of Operations) to December 31, 2012, the Company loaned Petro River Corp $825,000 in demand promissory notes. The notes were eliminated at the time of the Share Exchange.

On April 23, 2013 Petro River Oil Corp acquired control of Petro River Oil, LLC (“Petro”), an emerging oil and gas producer which controls a substantial acreage position in the Southeast Kansas region of the Mississippi Lime formation. As a result of the acquisition of Petro, now a wholly-owned subsidiary, the Company has added 115,000 gross/85,000 net acres to its Oil and Gas portfolio, establishing a significant presence in the promising Mississippi Lime play. The Company also acquired over 60 square miles of proprietary 3D seismic data over prospective Mississippi Lime acreage in the same area.

During 2012, the Company invested $12,191,965 into the Mississippi Lime play. The oil and gas assets consists of a 100% interest in 120 oil and gas leases which cover approximately 85,000 gross mineral acres located in various counties in the state of Kansas. During the 4 months ended April 30, 2013, the Company incurred another $98,764 into the Mississippi Lime play.

Financing Activities

During the period January 1, 2013 to April 30, 2013, the Company had $- in cash provided by (used in) financing activities as compared to $20,000,983 in cash provided by financing activities during the period February 2, 2012 to December 31, 2012. During the prior period Petro sold and issued $19,999,983 in 10% notes payable to investors. On April 23, 2013, the notes were fully diluted into shares of common stock as part of the share exchange transaction. In addition, Petro River Members contributed $1,000 during the period from February 2, 2012 (Commencement of Operations) to December 31, 2012.

Capitalization

The number of outstanding shares and the number of shares that could be issued if all convertible instruments are converted to shares is as follows:

As of	April 30 2013
Common shares	737,117,746
Stock Options	290,000
Compensation Warrants	230,000
737,637,746

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 3 to the annual consolidated financial statements for the period January 1, 2013 to April 30, 2013 and for the period February 2, 2012 to December 31, 2012 respectively. The consolidated financial statements are prepared in conformity with U.S. GAAP.

The accounting policies set out in note 3 have been applied consistently to all periods presented in these audited consolidated financial statements.

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts and other disclosures in these financial statements. Actual results may differ from those estimates due to factors such as fluctuations in interest rates, currency exchange rates, inflation levels and commodity prices, changes in economic conditions and legislative and regulatory changes.

Significant estimates used in the preparation of these financial statements include estimates of oil and gas reserves and resources and the estimated value of the unproved properties, stock-based compensation fair values and estimated cost and timing related to asset retirement obligations.

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

Following the discovery of reserves and the commencement of production, the Company will compute depletion of oil and natural gas properties using the unit-of-production method based upon production and estimates of proved reserve quantities. Costs associated with unproved properties are excluded from the depletion calculation until it is determined whether or not proved reserves can be assigned to such properties. Unproved properties are assessed for impairment quarterly. Significant properties are assessed individually.

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

Management concluded that for the period ended April 30, 2013, no impairments were necessary.

Off-Balance Sheet Arrangements

None.

Related Party Transactions

During the period February 2, 2012 (Commencement of Operations) to December 31, 2012, the Company entered into a series of demand promissory notes totaling $825,000 with Petro. The demand promissory notes bear interest at 8% per annum and are due two business days after receipt of demand for payment. In an event of default, the notes bear a default rate of 15% per annum. The notes are unsecured.

During the period January 1, 2013 to April 30, 2013, the Company entered into a series of demand promissory notes totaling $256,950 with Petro. The demand promissory notes bear interest at 8% per annum and are due two business days after receipt of demand for payment. In an event of default, the notes bear a default rate of 15% per annum. The notes are unsecured.

As a result of the share exchange agreement, on April 23, 2013, the balance of the aforementioned demand promissory notes and accrued interest totaling $1,163,530 which was converted to equity and was reclassified from equity to a liability and was deemed as a dividend distribution.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment to FASB ASC Topic 220. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective prospectively for the Company’s fiscal years, and interim periods within those years, beginning after December 15, 2012. The pronouncement did not have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date.” This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. Management does not expect the pronouncement to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by the FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Management does not expect the pronouncement to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. Management does not expect the pronouncement to have a material effect on the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to pages F-1 through F-24 comprising a portion of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure. Our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of April 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2013 due to a material weakness in our internal control over financial reporting, as discussed below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required under applicable United States securities regulatory requirements. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s chief executive and chief financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. A system of internal controls can provide only reasonable, not absolute, assurance that the objectives of the control system are met, no matter how well the system is conceived or operated. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on that evaluation under this framework, our management concluded that as of April 30, 2013, our internal control over financial reporting was not effective because of the following material weaknesses in our internal control over financial reporting:

●	Due to our small number of employees and resources, we have limited segregation of duties, as a result of which there is insufficient independent review of duties performed.

●	As a result of the limited number of accounting personnel, we rely on outside consultants for the preparation of our financial reports, including financial statements and management discussion and analysis, which could lead to overlooking items requiring disclosure.

This annual report does not include an attestation report by our independent registered public accounting firm regarding internal control over financial reporting. As we are neither a large accelerated filer nor an accelerated filer, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Remediation Plan

The size of the Company and its limited number of employees will make it difficult to remediate all existing weaknesses. We intend to hire additional accounting staff, and operations and administrative executives and remediate each of the weaknesses in our disclosure controls and internal control over financial reporting.

Changes to Internal Controls and Procedures for Financial Reporting

During the four month period ended April 30, 2013, Petro River Oil Corp acquired all of the ownership interest of Petro River Oil, LLC, an emerging oil and gas producer which controls a substantial acreage position in the Southeast Kansas region of the Mississippi Lime formation. Upon the effectuation of the merger on April 23, 2013, Scot Cohen was named Executive Chairman. Jeff Friedman resigned as chief executive officer and chief financial officer. Owing to the limited number of staff we have relied heavily on the active involvement of our chief executive officer for our internal controls and thus have had limited segregation of duties. During the four month period ended April 30, 2013 the Company relied upon outside consultants to do its bookkeeping and prepare its financial reports. Other than as described, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors is currently composed of 7 persons. The term of each director is until the next annual meeting of shareholders or until he resigns or is succeeded by another qualified director who has been elected. The following is a list of our executive officers and the current members of our Board of Directors, including each member’s age, the year he became a director or officer of the Company and his current positions with the Company:

Name	Age	Since	Position
Scot Cohen	44	2012	Director, Executive Chairman
Glenn C. Pollack	55	2012	Director
Fred Zeidman	67	2009	Director
John Wallace	39	2013	Director
Ryan Estis	44	2013	Director
Daniel Smith	41	2012	Director, Executive Vice President
Ruben Alba	40	2012	Director, Executive Vice President
David Briones	37	2013	Chief Financial Officer
Luis Vierma	55	2013	Executive Vice President

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Scot Cohen

Mr. Scot J. Cohen is a Co-Founder and Managing Partner at Iroquois Capital Opportunity Fund (“ICO Fund”). ICO Fund is a private equity fund focused on identifying and realizing investment opportunities in companies developing onshore oil and gas assets in North America. Additionally, Scot manages several operating and non-operating partnerships which invest in domestic oil and gas assets.

Scot has served as the company’s Executive Chairman since April 23, 2013 and has been its Director since September 7, 2012.

Scot is active in philanthropic activities with numerous charities and currently serves as Chairman of the National Foundation for Veteran Redeployment (“NFVR”). NFVR is a 501(c)3 non-profit organization whose mission is to help unemployed veterans prepare for and enter new careers in the oil and gas industry. In addition to providing technical scholarships, NFVR uses its rolodex of industry connections to place newly qualified veterans with oil and gas companies across the United States.

Scot received a Bachelor of Science degree from Ohio University in 1991.

Glenn C. Pollack

Mr. Pollack is a Managing Director and Founder of Candlewood Partners, LLC (“Candlewood”), a merchant bank focused on middle market corporate finance and infrastructure projects. Candlewood has successfully managed corporate restructurings and reorganizations, developed and implemented innovative capital structures and alternatives to traditional financing methodologies for both restructurings and infrastructure opportunities. Additionally, in conjunction with its investment partners, Candlewood invests in distressed and other special situations, including the purchase of debt and equity securities of distressed businesses and emerging infrastructure technologies. Prior to founding Candlewood, Mr. Pollack was a Managing Director and Principal of a middle market investment banking firm with offices in Chicago and Cleveland. He was responsible for the Restructuring Group and was involved in other corporate finance transactions including mergers and acquisitions and capital raising for special situations. He also spent five years as the CEO of a regional distributor of perishable foods with annual revenues of $180 million and over 250 employees in four states. Mr. Pollack is a certified public accountant and has worked for Price Waterhouse as a consultant and Touche Ross as an auditor.

Fred Zeidman

Mr. Zeidman has served as Chairman of the Board of Directors of Petroflow Energy Corporation since September 2011 and as a Director of Petro River Oil Corporation since April 2013. Mr. Zeidman has also served as a director of Hyperdynamics Corporation since 2009 and as a director of Prosperity Bancshares, Inc. since 1986. He currently also serves as trustee for the AremisSoft Liquidating Trust, a position he has held since 2004. In March 2013, Mr. Zeidman was appointed to the Board of Straight Path Communications Inc. In March 2008, Mr. Zeidman was appointed the Interim President of Nova Biosource Fuels, Inc. (“Nova”), a publicly-traded biodiesel technology company, and served in that position until the company’s acquisition in November 2009. Mr. Zeidman also served as a director of Nova from June 2007 to November 2009. From August 2009 through November 2009, Mr. Zeidman served as Chief Restructuring Officer for Transmeridian Exploration, Inc. and served in that position until its sale in November 2009. Mr. Zeidman has served on the board of Prosperity Bank for 26 years. He also served as CEO, President and Chairman of the Board of Seitel Inc., an oil field services company, from June 2002 until its sale in February 2007. Mr. Zeidman served as a Managing Director of the law firm Greenberg Traurig, LLP from July 2003 to December 2008. Mr. Zeidman has served as CEO, Interim CEO and Chairman of the Board of a variety of companies, including several in the oil and gas sector.

Mr. Zeidman is the Chairman Emeritus of the United States Holocaust Memorial Council. He was appointed to that position by former President George W. Bush in March 2002 and served from 2002-2010. He is also Chairman Emeritus of the University of Texas Health Science System Houston and is on the Board of Trustees of the Texas Heart Institute (where he currently serves as Interim Chief Financial Officer) and the Institute for Rehabilitation and Research. He currently serves on the Board of Directors and Executive Committee of the University of Saint Thomas and chairs its Development Committee and Houston Community College. Mr. Zeidman received his Bachelor of Science and Bachelor of Arts from Washington University and a Masters of Business Administration from New York University.

John Wallace

Since April 2009, Mr. Wallace has been an alumni relations and fan development representative for the New York Knicks, a professional basketball team aligned with the National Basketball Association. In that capacity, Mr. Wallace works on community public relations and fan development initiatives, along with sponsorship and marketing programs. In January 2013, Mr. Wallace joined Hotaling Insurance Group as an insurance agent. In February 2013, Mr. Wallace became an Executive Board Member of Heavenly Productions Foundation, a not for profit charitable organization dedicated to helping children in need or in distress. Since October 2007, Mr. Wallace has served as Vice President of Winning Because I Tried, a non-profit he co-founded in 2007, and whose focus is on academic success, social interaction, peer pressure awareness, and sound decision-making for children ages 8-18. Since 2006, Mr. Wallace has been President and General Manager of Rochester AAU Basketball, a program he founded in March 2006 and which is designed to leverage sports as a means for youth to obtain a college education. From June 1996 through May 2004, Mr. Wallace was a professional basketball player associated with the National Basketball Association. Mr. Wallace graduated from Syracuse University in May 1996 with a Bachelors of Science degree in sociology.

Ryan Estis

Ryan Estis served as the Chief Strategy Officer for NAS Recruitment Communications, a portfolio agency of the Interpublic Group of Companies from January 2005 to January 2009. In February of 2009 Ryan started Ryan Estis & Associates, a keynote speaking & training organization based in Minneapolis, Minnesota, where he presently serves as Chief Executive Officer. Ryan is a graduate of Ohio University.

Daniel Smith

Daniel Smith is a registered Professional Engineer in Petroleum Engineering and has over 15 years of experience in the oil and gas industry. Mr. Smith spent his career at XTO Energy where he served as an Operations Engineer specializing in hydraulic fracturing and artificial lift. Mr. Smith was directly responsible for managing fields producing in excess of 100 million cubic feet of natural gas per day. Mr. Smith has also worked on numerous drilling, production, and development projects ranging from the Marcellus Shale to the Permian Basin. Mr. Smith received a Bachelors of Science degree in Chemical Engineering from Texas A&M University. Mr. Smith was appointed Executive Vice President Operations, effective July 3, 2013.

Ruben Alba

Ruben Alba received his B.S. in Chemical Engineering from New Mexico State University and has been active in the oil & gas industry since 1997. Mr. Alba spent the majority of his career with both Halliburton Energy Services and Superior Well Services, overseeing regional technical staff and operations. In this capacity, Mr. Alba introduced a number of new and novel technologies involving new fluid chemistry to the industry, as well as completion processes to reservoirs requiring cutting edge technology, where he holds three US Patents. Mr. Alba was appointed Executive Vice President Unconventional, effective July 3, 2013.

David Briones

David Briones was appointed Chief Financial Officer on August 15, 2013. Since October 1, 2010, Mr. Briones has acted as the managing member of Brio Financial Group, LLC, a financial reporting consulting firm. From January 2006 through September 2010, Mr. Briones had managed the public company and hedge fund practices at Bartolomei Pucciarelli, LLC (“BP”). Within that capacity, Mr. Briones performed audit services, outsourced CFO functions, and/or consulted clients through difficult SEC comment periods particularly through application of complex accounting principles for a vast public company client base. BP is a registered firm with the Public Company Accounting Oversight Board. BP is an independent member of the BDO Seidman Alliance.

Mr. Briones served as the chief financial officer of NXT Nutritionals Holdings, Inc. from February 2, 2009 to May 15, 2012. Mr. Briones also served as the chief financial officer of Clear-Lite Holdings, Inc. from August 3, 2009 to March 21, 2011. Prior to joining BP, Mr. Briones was an auditor with PricewaterhouseCoopers LLP in New York, New York. Mr. Briones specialized in the financial services group, and most notably worked on the MONY Group, Prudential Financial, and MetLife initial public offerings.

Luis Vierma

Luis Vierma was appointed Executive Vice President Geological and Geophysical, effective July 3, 2013. Mr. Vierma, who has 35 years of experience in the oil and gas industry, holds a Bachelor's Degree in Chemistry from Universidad Central de Venezuela (1979) and earned a master's degree in Geology (Geochemistry of Petroleum) in 1984 from the University of Indiana. Mr. Vierma held numerous leadership positions at Petróleos de Venezuela, S.A, the fourth largest oil company in the world, including VP of Exploration and Production, and also served as a director of CITGO.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, officers and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, with respect to the fiscal year ended April 30, 2013, the officers, directors and beneficial owners of more than 10% of our common stock have filed their initial statements of ownership on Form 3 on a timely basis, and the officers, directors and beneficial owners of more than 10% of our common stock have also filed the required Forms 4 or 5 on a timely basis.

Code of Ethics

Prior to the completion of the Share Exchange on April 23, 2013, and as of April 30, 2013, the Company operated under a Code of Ethics filed as an exhibit to our 2010 Form 20-F.

Following the acquisition of Petro, the Board engaged in a corporate governance reorganization, and pursuant to a unanimous written consent of the Board (the “Unanimous Written Consent”), formally adopted a new Code of Ethics, effective July 3, 2013, attached as an exhibit hereto. The Code of Ethics applies to all officers, directors, and employees of the Company.

Board of Directors Meetings and Committees

The Board held 3 meetings during the fiscal year ended April 30, 2013. Each Director attended, either in person or telephonically, at least 66% of the aggregate Board of Directors meetings and meetings of committees on which he served during his tenure as a director or committee member.

Audit Committee

Prior to the completion of the Share Exchange on April 23, 2013, and as of April 30, 2013, the Audit Committee was composed of one director, Fred Zeidman, who was considered independent under the Canadian Securities Regulators’ Multilateral Instrument 52-110-Audit Committees.

By the Unanimous Written Consent, the Board affirmed the designation, effective July 3, 2013, of an Audit Committee comprised of 3 directors, Ryan Estis, Glenn Pollack, and Fred Zeidman, each of whom are “independent” as independence is currently defined in applicable Securities and Exchange Commission (the “SEC”) rules and the NYSE Company Guide. The Board has determined that Glenn Pollack qualifies as an “Audit Committee financial expert,” as defined in applicable SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. The Board made a qualitative assessment of Mr. Pollack’s level of knowledge and experience based on a number of factors, including his formal education and experience.

The Audit Committee is responsible for overseeing the Company’s corporate accounting, financial reporting practices, audits of financial statements and the quality and integrity of the Company’s financial statements and reports. In addition, the Audit Committee oversees the qualifications, independence and performance of the Company’s independent auditors. In furtherance of these responsibilities, the Audit Committee’s duties include the following: evaluating the performance of and assessing the qualifications of the independent auditors; determining and approving the engagement of the independent auditors to perform audit, reviewing and attesting to services and performing any proposed permissible non-audit services; evaluating employment by the Company of individuals formerly employed by the independent auditors and engaged on the Company’s account and any conflicts or disagreements between the independent auditors and management regarding financial reporting, accounting practices or policies; discussing with management and the independent auditors the results of the annual audit; reviewing the financial statements proposed to be included in the Company’s annual report on Form 10-K; discussing with management and the independent auditors the results of the auditors’ review of the Company’s quarterly financial statements; conferring with management and the independent auditors regarding the scope, adequacy and effectiveness of internal auditing and financial reporting controls and procedures; and establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting control and auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee operates under the written Audit Committee Charter adopted by the Unanimous Written Consent. A copy of the Audit Committee Charter is available on the Company’s website.

Compensation Committee

The responsibilities of a compensation committee were performed by the board as a whole. Pursuant to the Unanimous Written Consent, the board ratified the designation of a Compensation Committee, effective July 3, 2013. The Compensation Committee is currently comprised of two directors, Glenn Pollack and Fred Zeidman, each of whom is independent as independence is currently defined in applicable SEC rules and the NYSE Company Guide.

The Compensation Committee reviews, and as it deems appropriate, recommends to the Board, policies, practices, and procedures relating to the compensation of the officers and other managerial employees, and the establishment and administration of employee benefit plans. It advises and consults with the officers of the Company as may be requested regarding managerial personnel policies. The Compensation Committee also has such additional powers as may be conferred upon it from time to time by the Board.

The Compensation Committee operates under the written Compensation Committee Charter that was adopted by the Unanimous Written Consent. A copy of the Compensation Committee Charter is available on the Company’s website.

Board Nominations

In lieu of a formal Board Nomination Committee, Board nomination decisions are to be made by the independent directors of the Board in compliance with criteria adopted in the Unanimous Written Consent. The independent directors prepare a list of candidates to fill the expiring terms of directors serving on our Board, which they then submit to the Board who determines which candidates will be nominated to serve on the Board. The names of nominees are then submitted for election at our Annual Meeting of Stockholders. The independent directors also submit to the entire Board a list of nominees to fill any interim vacancies on the Board resulting from the departure of a member of the Board for any reason prior to the expiration of his term. In recommending nominees, the independent directors are to consider various criteria, including general business experience, general financial experience, knowledge of the Company’s industry (including past industry experience), education, and demonstrated character and judgment. The independent directors will also consider director nominees recommended by a stockholder if the stockholder mails timely notice to the Secretary of the Company at its principal offices. Any person nominated by a stockholder for election to the Board will be evaluated based on the same criteria as all other nominees.

During the fiscal year ended April 30, 2013, there were no changes to the procedures by which holders of our common stock may recommend nominees to the Board.

ITEM 11. EXECUTIVE COMPENSATION

Summary Executive Compensation Table

The following table sets forth a summary of all compensation paid during the period ended April 30, 2013 to the Named Executive Officers and other individuals who served as Named Executive Officers for some period during the year:

					Non-Equity Incentive Plan
					Compensation
	Fiscal					Long-
	Year		Share-	Option-	Annual	Term		All
	Year		Based	Based	Incentive	Incentive	Pension	other	Total
Name and	Ended	Salary	Awards	Awards	Plans	Plans	Value	Comp.	Comp.
Principal Position	April 30	($)	($)	($)(1)	($)	($)	($)	($)	($)
Jeffrey Freedman(2) Former Interim Chief Interim Executive Officer and Interim Chief Financial Officer	2013	25,000	-	-	-	-	-	-	25,000

Pat McCarron(3) Vice President, Operations	2013	38,550	-		-	-		-	(38,550)

Scot Cohen (4) Executive Chairman	2013	-	-	-	-		-	-	-

(1)	“Options” includes all options granted by us as compensation for employment services or office.

(2)	Mr. Freedman has been the interim Chief Financial Officer since July 1, 2011 and has acted as Interim Chief Executive Officer since Mr. Morrison’s resignation on January 23, 2012.
(3)	Mr. McCarron served as the VP of Operations until March 15, 2013.
(4)	Mr. Cohen was appointed Executive Chairman on April 23, 2013, and received no compensation from the company in the year ended April 30, 2013.

During the fiscal year ended April 30, 2013, the Board had no formal meetings dedicated to compensation because of the other significant issues facing the Company. During the year ended April 30, 2013, the Company’s operational focus was on surviving significant liquidity challenges that were the result of having limited access to capital. There was no increase in base salaries or other benefits compared to the prior year.

Upon completion of the Share Exchange, the Company entered into an Employment Agreement with Scot Cohen, the Company’s Executive Chairman (the “Employment Agreement”). Under the terms of the Employment Agreement, Mr. Cohen will be entitled to all earned but unpaid salary, expense reimbursements, bonuses (if applicable), and any vested benefits, upon termination of the Employment Agreement by the Company for cause, by Mr. Cohen without good reason, or upon the Employment Agreement’s expiration date in the event Mr. Cohen does not choose to renew his contract. In the event Mr. Cohen’s employment is terminated by the Company without cause, upon a change in control of the company, or by Mr. Cohen for good reason, he shall be entitled to any accrued obligations (detailed in the preceding sentence), severance in a single lump sum installment in an amount equal to twice the sum of the base salary in effect on the termination date plus two times the maximum annual bonus for which Mr. Cohen was eligible in the fiscal year in which the termination date occurred, a pro-rata portion of Mr. Cohen’s annual bonus for the fiscal year in which the termination occurred, and a full vesting in the initial grant and in any and all previously granted outstanding equity-based incentive awards subject to time-based vesting criteria.

Outstanding Equity Awards at April 30, 2013

The 2012 Equity Compensation Plan (the “Plan”) was adopted to promote the success and enhance the value of the Corporation by continuing to link the personal interest of participants to those of its Shareholders and by providing participants with an incentive for outstanding performance. The Plan is administered by the Compensation Committee of the Board, and all employees of the Corporation and its subsidiaries, as determined by the Compensation Committee, and all members of the Board are eligible to participate. An aggregate of 90,000,000 Common Shares are available for grant pursuant to the Plan.

The plan was approved at a special meeting of the shareholders on September 7, 2012. As of August 8, 2013, no awards have been granted under the plan.

Director Compensation for the Year Ended April 30, 2013

No directors received compensation for board services in the fiscal year ended April 30, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of July 30, 2013 for each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner*	Amount of Beneficial Ownership	Percentage of Class(1)
Mr. Scott Cohen	119,168,377	16.16%
Fortis Oil and Gas American LLC	59,706,493	8.10%
Iroquois Capital Opportunity Fund LP	53,665,133	7.28%
South Ferry Building Company	37,283,143	5.06%
Helene and Norman Stark	37,040,965	5.03%

*	Unless otherwise noted, the address is that of the Company’s.
(1)	The percentages shown are based on 737,317,746 common shares issued and outstanding as of August 13, 2013. Security Ownership of Management Directors and Officers

The following table sets forth the ownership interest in our common stock of all directors and officers individually and as a group as of July 30, 2013. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner*	Amount of Beneficial Ownership	Percentage of Class
Mr. Scot Cohen	119,168,377	16.16%
Mr. Jeff Freedman	544,493	- %
Mr. Daniel Smith	1,436,280	- %
Mr. Glenn Pollack	3,341,644	- %
Mr. Ryan Estis	1,029,441	- %

*	Unless otherwise noted, the address is that of the Company’s.

Securities Authorized for Issuance Under Equity Compensation Plans.

As of the fiscal year ended April 30, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected at left)
Equity compensation plans approved by security holders	520,000	$.50	90,000,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Ryan Estis, Glenn Pollack, John Wallace, and Fred Zeidman are independent directors of the Company, and as such, they satisfy the definition of independence in accordance with SEC rules and the NYSE Company Guide.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is Marcum LLP. Set forth below are the aggregate fees we were billed or expected to be billed by Marcum LLP for professional services rendered for the years ended April 30, 2013 and 2012.

Audit Fees

During the fiscal years ended April 30, 2013 and 2012, the fees for Marcum LLP were approximately $183,000 and $115,000, respectively.

Tax Fees

None.

All Other Fees

The Audit Committee has reviewed the above fees for non-audit services and believes such fees are compatible with the independent registered public accountants’ independence.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Accountant

The Audit Committee shall approve the audit engagement and fees related thereto and pre-approve any other services and fees related thereto to be provided by the independent auditors. The Audit Committee shall schedule meetings to review and approve the scope of the annual audit to be performed by the Company’s independent auditors.

The Audit Committee shall select, evaluate, and if appropriate, terminate or replace the independent auditors. The Audit Committee will arrange to receive from the independent auditors a formal written statement on at least an annual basis delineating all relationships between the independent auditor and the Company, consistent with Independence Standards Board Standard 1, which shall (a) set forth all relationships between the independent auditor and its related entities and the Company and its related entities that in the independent auditor’s professional judgment may reasonably be thought to bear on independence, and (b) confirm that in the auditor’s professional judgment, it is independent of the Company within the meaning of the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended. On an annual basis, the Audit Committee will review and discuss with the auditors all significant relationships, including non-audit services proposed or performed, the auditors have with the Company to determine the auditors’ independence, especially in light of any disclosed relationships or services that may impact the objectivity and independence of the auditor. The independent auditors are accountable to the Audit Committee and to the Board.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements.

Our financial statements as set forth in the Index to Financial Statements attached hereto commencing on page F-1 are hereby incorporated by reference.

(b) Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1 (1)	Certificate of Incorporation of the Company
3.2 (1)	Bylaws of the Company
10.1(2)	Securities Purchase Agreement of Petro River Oil LLC, dated as of April 23, 2013, by and among Petro River Oil Corp., Petro River Oil, LLC, the holders of outstanding secured promissory notes of Petro River Oil, LLC, the members of Petro River Oil, LLC and Mega Partners 1 LLC
10.2(3)	2012 Equity Compensation Plan
10.3(2)	Employment Agreement, dated as of April 23, 2013, by and between Petro River Oil Corp. and Scot Cohen
14.1*	Code of Business Conduct and Ethics
21.1(2)	Subsidiaries
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached hereto
(1)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 13, 2012.
(2)	Incorporated by reference to our Form 6-K filed with the Securities and Exchange Commission on April 29, 2013.
(3)	Incorporated by reference to our Form 20-F filed with the Securities and Exchange Commission on November 2, 2012.

PART I – FINANCIAL INFORMATION

PETRO RIVER OIL CORP.

FINANCIAL INFORMATION

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of April 30, 2013 and December 31, 2012	F-2

Consolidated Statements of Operations for period January 1, 2013 to April 30, 2013 and for period from February 2, 2012 (Commencement of Operations) to December 31, 2012	F-3

Consolidated Statements of Stockholders’ Equity (Deficiency) from February 2, 2012 (Commencement of Operations) to April 30, 2013	F-4

Consolidated Statements of Cash Flows for period January 1, 2013 to April 30, 2013 and for period from February 2, 2012 (Commencement of Operations) to December 31, 2012	F-5

Notes to Financial Statements for period January 1, 2013 to April 30, 2013 and for period from February 2, 2012 (Commencement of Operations) to December 31, 2012	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

Petro River Oil Corp. and Subsidiary

We have audited the accompanying consolidated balance sheets of Petro River Oil Corp. and Subsidiary (the “Company”) as of April 30, 2013 and December 31, 2012, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the four month period ended April 30, 2013 and for the period from February 2, 2012 (date of commencement of operations) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petro River Oil Corp. and Subsidiary, as of April 30, 2013 and December 31, 2012, and the results of its operations and its cash flows for the four month period ended April 30, 2013 and for the period from February 2, 2012 (date of commencement of operations) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp

New York, NY

August 28, 2013

Petro River Oil Corp. and Subsidiaries

(formerly known as Gravis Oil Corporation)

Consolidated Balance Sheets

	As of
	April 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$5,703,082	$6,472,094
Accounts receivable	31,394	-
Interest receivable, related party	-	34,658
Prepaid expenses and other current assets	58,390	22,112
Total Current Assets	5,792,866	6,528,864

Oil and gas assets, net	13,423,089	12,254,519
Property, plant and equipment, net of accumulated depreciation of $310,700	4,538	-
Related Party Long-term receivable, net	-	825,000
Reclamation deposits	25,000	-
Other assets	5,500	-
	13,458,127	13,079,519
Total Assets	$19,250,993	$19,608,383

Liabilities and Stockholders’ Equity (Deficiency)
Current Liabilities:
Accounts payable and accrued expenses	$871,094	$102,410
Accrued interest payable	-	1,277,572
Current portion of asset retirement obligations	213,302	-
Total Current Liabilities	1,084,396	1,379,982

Long-term liabilities:
Asset retirement obligations , net of current portion	549,734	143,035
Notes payable	-	19,999,983
Total Long-Term Liabilities	549,734	20,143,018
Total Liabilities	1,634,130	21,523,000

Commitments and contingencies

Stockholders’ Equity (Deficiency):
Preferred Shares - 5,000,000 authorized; par value $0.00001 per share	-	-
Preferred B shares - 29,500 authorized; 0 issued with a $100 stated value, par value $0.00001 per share	-	-
Common shares - 2,250,000,000 authorized; par value $0.00001 per share; Issued and outstanding; 737,117,746 and 575,541,561	7,371	5,756
Additional paid-in capital	20,317,094	(4,756)
Members’ deficiency and accumulated deficit	(2,707,602)	(1,915,617)
Total Stockholders’ Equity (Deficiency)	17,616,863	(1,914,617)
Total Liabilities and Stockholders’ Equity (Deficiency)	$19,250,993	$19,608,383

The accompanying notes are an integral part of these consolidated financial statements

 Petro River Oil Corp. and Subsidiaries

(formerly known as Gravis Oil Corporation)

Consolidated Statements of Operations

		For the Period
		February 2, 2012
	For the Period January 1, 2013 to	(Commencement of Operations)
	April 30, 2013	to December 31, 2012
Operations
Revenue and Other Income
Oil and natural gas sales	$184,676	$16,901
Total Income	184,676	16,901

Operating Expenses
Operating	144,439	82,663
General and administrative	623,136	526,460
Depreciation, depletion and accretion	29,304	80,481
Impairment of excess purchase price	1,093,527	-
Total Expenses	1,890,406	689,604

Operating loss	(1,705,730)	(672,703)

Other (income) expenses
Interest and other Income	5,174	34,658
Interest expense	(619,178)	(1,277,572)
Total other expenses	(614,004)	(1,242,914)

Net Loss	$(2,319,734)	$(1,915,617)

Net Loss per Common Share
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	584,966,838	402,985,653

The accompanying notes are an integral part of these consolidated financial statements

Petro River Oil Corp. and Subsidiaries

(formerly known as Gravis Oil Corporation)

Consolidated Statements of Stockholders’ Equity (Deficiency)

For the Period from February 2, 2012 (Commencement of Operations) through April 30, 2013

					Total
			Additional		Stockholders’
	Common Shares	Common Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficiency)
February 2, 2012 (Commencement of operations)	27,556	$1	$999	$-	$1,000
Shares issued for conversion of convertible notes and accrued interest	575,514,005	5,755	(5,755)	-	-
Net loss	-	-	-	(1,915,617)	(1,915,617)
Balance at December 31, 2012	575,541,561	5,756	(4,756)	(1,915,617)	(1,914,617)
Shares issued for conversion of convertible notes and accrued interest	15,479,450	155	21,896,578	-	21,896,733
Shares issued in reverse merger	146,096,735	1,460	1,115,944	-	1,117,404
Recapitalization of Petro River LLC’s accumulated losses through the date of merger			(2,691,279)	2,691,279	-
Stock based compensation	-	-	607	-	607
Dividend distribution	-	-	-	(1,163,530)	(1,163,530)
Net loss	-	-	-	(2,319,734)	(2,319,734)
Balance at April 30, 2013	737,117,746	$7,371	$20,317,094	(2,707,602)	$17,616,863

The accompanying notes are an integral part of these consolidated financial statements

Petro River Oil Corp. and Subsidiaries

(formerly known as Gravis Oil Corporation)

Consolidated Statements of Cash Flows

		For the Period
		February 2, 2012
	For the Period	(Commencement of
	January 1, 2013 to	Operations) to
	April 30, 2013	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,319,734)	$(1,915,617)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and amortization	25,087	80,481
Stock-based compensation	607	-
Accretion of asset retirement obligation	4,217	-
Impairment of excess purchase price	1,093,527	-
Changes in operating assets and liabilities:
Accounts receivable	(31,394)	-
Prepaid expenses and other assets	43,278	(22,112)
Interest receivable	-	(34,658)
Other assets	(5,500)	-
Accounts payable and accrued liabilities	(99,514)	102,410
Accrued interest payable	619,178	1,277,572
Net Cash Used in Operating Activities	(670,248)	(511,924)

Cash Flows From Investing Activities:
Capitalized expenditures on oil and gas assets	(98,764)	(12,191,965)
Issuance of notes receivable to related party	-	(825,000)
Net Cash Provided Used in Investing Activities	(98,764)	(13,016,965)

Cash Flows From Financing Activities:
Proceeds from issuance of notes	-	19,999,983
Capital contributions	-	1,000
Net Cash Provided by Financing Activities	-	20,000,983

Change in cash and cash equivalents	(769,012)	6,472,094
Cash and cash equivalents, beginning of period	6,472,094	-
Cash and cash equivalents, end of period	$5,703,082	$6,472,094

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Conversion of notes and accrued interest into shares of common stock	$21,896,733	$-
Recognition of asset retirement obligation	$-	$143,035
Dividend distribution	$1,163,530	$-

Assets acquired and liabilities assumed in reverse merger:
Prepaid expenses and other current assets	$104,556	$-
Property and equipment	4,538	-
Oil and gas assets	1,093,991	-
Accounts payable and accrued expenses	(563,424)	-
Asset retirement obligations	(615,784)	-
Net assets acquired	23,877	-
Consideration for net assets acquired	1,117,404	-
Excess purchase price	$1,093,527	$-

The accompanying notes are an integral part of these consolidated financial statements.

PETRO RIVER OIL CORP.

(formerly Gravis Oil Corporation)

Notes to the Consolidated Financial Statements

For the four month period ended April 30, 2013 and

for the period from February 2, 2012 (Commencement of Operations) through December 31, 2012

1.	Organization and Liquidity:

Petro River Oil Corp (the “Company”) is an enterprise engaged in the exploration and exploitation of heavy oil properties. On September 7, 2012 a shareholder meeting was held to amend the Articles of the Corporation to change the name of the Company from Gravis Oil Corporation to Petro River Oil Corp. The Company’s principal administrative office is located in Houston, Texas and its principal operations are in Kansas and Western Missouri.

The Company was originally incorporated under the Company Act (British Columbia) on February 8, 2000 under the name Brockton Capital Corp. The Company then changed its name to MegaWest Energy Corp. effective February 27, 2010 before changing it to Gravis Oil Corp. on June 20, 2011. On September 11, 2012, the Company re-organized under the laws of the State of Delaware. Prior to September 11, 2012, and at April 30, 2012, the Company was organized under the laws of Alberta, Canada. This re-organization had no impact on the Company’s consolidated financial statements.

Petro River Oil LLC (“Petro”) was incorporated under the laws of the State of Delaware on March 3, 2011. Through proceeds received from the issuance of various promissory notes, on February 1, 2012 Petro purchased various interests in oil and gas leases, wells, records, data and related personal property located along the Mississippi Lime play in the state of Kansas from Metro Energy Corporation (“Metro”), a Louisiana company and other interrelated entities, entities of which were in financial distress. These assets were purchased by Petro from Metro through a court approved order for which Metro was undergoing Chapter 11 Bankruptcy proceedings as a Debtor-In-Possession of these various oil and gas assets. Petro purchased these assets for cash considerations of $2,000,000 as well as a 25% Non-Managing membership interest in the Company. Subsequent to the Metro purchase the Company engaged Energy Source Advisors to renew a number of the leases acquired in the Metro purchase and to lease additional acreage. As a result of the asset purchase from Metro and the completion of the additional lease renewals and additional acreage purchases, the Company obtained a total of 115,000 gross/85,000 net acres of leases, having unproven reserves at the time of acquisition, in the Mississippi Lime play in Southeast Kansas for total cost of $12.2 million.

On April 23, 2013, the Company executed and consummated a securities purchase agreement by and among the Company, Petro, the holders of outstanding secured promissory notes of Petro (the “Notes”), and the members (the “Petro Members”) of Petro holding membership interests in Petro (the “Membership Interests”), and together with the Notes and the Membership Interests, the “Acquired Securities”) sold by the Company (the “Securities Purchase Agreement” and the transaction, the “Share Exchange”).

In the Share Exchange, the Investors exchanged their Acquired Securities for 591,021,011 newly issued shares of common stock of the Company (“Common Stock”). As a result, upon completion of the Share Exchange, Petro became the Company’s wholly-owned subsidiary.

As a result of the Share Exchange, the Company acquired 100% of the member units of Petro and consequently, control of the business and operations of Petro. Under generally accepted accounting principles in the Unites States, (“U.S. GAAP”) because Petro’s former members’ and note holders held 80% of the issued and outstanding shares of the Company as a result of the Share Exchange, Petro is deemed the accounting acquirer while the Company remains the legal acquirer. Petro adopted the fiscal year of the Company and its operations for the period from February 2, 2012 (Commencement of Operations) to April 30, 2012 were not material. Prior to the Share Exchange, all historical financial statements presented are that of Petro. The equity of the Company is the historical equity of Petro, retrospectively restated to reflect the number of shares issued by the Company in the transaction.

PETRO RIVER OIL CORP.

(formerly Gravis Oil Corporation)

Notes to the Consolidated Financial Statements

For the four month period ended April 30, 2013 and

for the period from February 2, 2012 (Commencement of Operations) through December 31, 2012

Liquidity and Management Plans

The Company is focused on developing its recently acquired Mississippi Lime acreage in Kansas and also its heavy oil properties in Missouri and Kentucky. Early reservoir projects in Kansas were focused on establishing proved reserve potential into the Bourbon Arch geological region of the Mississippi Lime play. The production response from this region established migration and asset production potential. The Company also engaged an extensive geologic study of its leasehold position using over 26,000 producers and 60 square miles of a proprietary 3D data set.

Projects related to the heavy oil reservoirs were in technical review. The Company has an extensive amount of technical and reservoir information on both Missouri and Kansas positions. The data is being utilized in the understanding and test phases to develop an economic heavy oil production reserve base.

The ultimate goal of the management of the Company is to maximize shareholder value. Specific targets include: increasing production by developing its acreage, increasing profitability margins by evaluating and optimizing its production, and executing its business plan to increase property values, prove its reserves, and expand its asset base.

As of April 30, 2013, the Company has working capital of approximately $4.7 million but has incurred losses since it commenced operations and utilized cash in its operating activities to date. In addition, Petro has a limited operating history. At April 30, 2013, the Company has cash and cash equivalents of approximately $5.7 million. Management believes that the current level of working capital is sufficient to maintain operations for at least the next 12 months. Management intends to continue to raise capital through debt and equity instruments in order to achieve its business plans.

2.	Basis of Preparation:

The consolidated financial statements and accompanying footnotes are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

These consolidated financial statements include the below wholly-owned subsidiaries:

Petro River Oil LLC, and MegaWest Energy USA Corp. and its wholly owned subsidiaries:

MegaWest Energy Texas Corp.
MegaWest Energy Kentucky Corp.
MegaWest Energy Missouri Corp.
MegaWest Energy Kansas Corp.
MegaWest Energy Montana Corp.

PETRO RIVER OIL CORP.

(formerly Gravis Oil Corporation)

Notes to the Consolidated Financial Statements

For the four month period ended April 30, 2013 and

for the period from February 2, 2012 (Commencement of Operations) through December 31, 2012

3.	Significant Accounting Policies:

(a)	Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include volumes of oil and natural gas reserves, abandonment obligations, impairment of oil and natural gas properties, depreciation, depletion and accretion, income taxes, fair value of derivatives liabilities and other financial instruments, and contingencies.

Oil and gas proven reserve estimates, which are the basis for unit-of-production depletion and the full cost ceiling test, have a number of inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in prices of crude oil and gas. Such prices have been volatile in the past and can be expected to be volatile in the future. As of April 30, 2013 and December 31, 2013, Petro had no estimated proven reserves.

(b)	Cash and Cash Equivalents:

Cash and cash equivalents include all highly liquid monetary instruments with original maturities of three months or less when purchased to be cash equivalents. These investments are carried at cost, which approximates fair value. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits.

(c)	Oil and Gas Operations:

Oil and Gas Properties: The Company uses the full-cost method of accounting for its exploration and development activities. Under this method of accounting, the costs of both successful and unsuccessful exploration and development activities are capitalized as oil and gas property and equipment. Proceeds from the sale or disposition of oil and gas properties are accounted for as a reduction to capitalized costs unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country, in which case a gain or loss would be recognized in the statement of operations. The Company has defined a cost center by country. Currently, all of the Company’s oil and gas properties are located within the continental United States, its sole cost center.

PETRO RIVER OIL CORP.

(formerly Gravis Oil Corporation)

Notes to the Consolidated Financial Statements

For the four month period ended April 30, 2013 and

for the period from February 2, 2012 (Commencement of Operations) through December 31, 2012

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

The Company accounts for its unproven long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company performed a comparable study of unproven long-lived assets as of April 30, 2013 and determined that none of its long-term assets at April 30, 2013 were impaired

Proved Oil and Gas Reserves: In accordance with Rule 4-10 of SEC Regulation S-X, proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. All the oil and gas properties with proven reserves were impaired to the salvage value prior to the merger. The price used to establish economic producibility is the average price during the 12-month period preceding the end of the entity’s fiscal year and calculated as the un-weighted arithmetic average of the first-day-of-the-month price for each month within such 12-month period.

Ceiling Test: Under the full-cost method of accounting, a ceiling test is performed quarterly. The full-cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The ceiling test determines a limit on the carrying value of oil and gas properties. The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion, amortization, and impairment and the related deferred income taxes, may not exceed the estimated future net cash flows from proved oil and gas reserves, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, generally using current prices (with consideration of price changes only to the extent provided by contractual arrangements) as of the date of the latest balance sheet presented and including the effect of derivative instruments that qualify as cash flow hedges, discounted at 10%, net of related tax effects, plus the cost of un evaluated properties and major development projects excluded from the costs being amortized. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional accumulated depreciation, depletion, amortization and impairment. In the application of the full-cost method, the term “current price” means the average price during the 12-month period prior to the end of the entity’s fiscal year determined as the un-weighted arithmetical average of the prices on the first day of each month within the 12-month period.

Depletion, Depreciation and Amortization: Depletion, depreciation and amortization is provided using the unit-of-production method based upon estimates of proved oil and gas reserves with oil and gas production being converted to a common unit of measure based upon their relative energy content. For the four months ended April 30, 2013, all oil and gas reserves were classified as unproven. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is deducted from the capitalized costs to be amortized. Once the assessment of unproved properties is complete and when major development projects are evaluated, the costs previously excluded from amortization are transferred to the full cost pool and amortization begins. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage value.

PETRO RIVER OIL CORP.

(formerly Gravis Oil Corporation)

Notes to the Consolidated Financial Statements

For the four month period ended April 30, 2013 and

for the period from February 2, 2012 (Commencement of Operations) through December 31, 2012

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers which require significant judgment, as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expenses. There have been no material changes in the methodology used by the Company in calculating depletion of oil and gas properties under the full cost method during the four months ended April 30, 2013 and for the period from February 2, 2012 (Commencement of Operations) through December 31, 2012.

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

Revisions to the estimated fair value would result in an adjustment to the liability and the capitalized amount in oil and gas assets.

(e)	Oil and Gas Revenue:

Sales of oil and gas, net of any royalties, are recognized when oil has been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured, and the sales price is fixed or determinable. The Company sells oil and gas on a monthly basis. Virtually all of its contracts’ pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, the quality of the oil and gas, and prevailing supply and demand conditions, so that the price of the oil and gas fluctuates to remain competitive with other available oil supplies.

(f)	Stock-Based Compensation:

Generally, all forms of stock-based compensation, including stock option grants, warrants, and restricted stock grants are measured at their fair value utilizing an option pricing model on the award’s grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expenses resulting from stock-based compensation are recorded as general and administrative expenses in the consolidated statement of operations, depending on the nature of the services provided.

PETRO RIVER OIL CORP.

(formerly Gravis Oil Corporation)

Notes to the Consolidated Financial Statements

For the four month period ended April 30, 2013 and

for the period from February 2, 2012 (Commencement of Operations) through December 31, 2012

(g)	Income Taxes:

Prior to the Share Exchange, Petro was not subject to income taxes in any jurisdiction. The members of Petro were responsible for the tax liability, if any, related to Petro’s taxable income. Accordingly, no provision for income taxes was reflected in the accompanying financial statements. The Petro members have concluded that Petro was a pass-through entity and there were no uncertain tax positions that would require recognition in the financial statements. If Petro were to incur an income tax liability in the future, interest on any income tax liability would be reported as interest expense and penalties on any income tax liability would be reported as income taxes. For the periods ended April 30, 2013 and December 31, 2012, no interest and penalties were required to be recorded. The Members’ conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analyses of tax laws, regulations and interpretations thereof as well as other factors. At the time of the share exchange, all undistributed losses were closed to additional paid in capital.

Subsequent to the Share Exchange, the Company applies the elements of ASC 740-10 “Income Taxes — Overall” regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As of April 30, 2013 and December 31, 2012, the Company did not have any unrecognized tax benefits. The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

Deferred taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes. The net difference, if any, between the provision for taxes and taxes currently payable is reflected in the balance sheet as deferred taxes. Deferred tax assets and/or liabilities, if any, are classified as current and non-current based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability. Valuation allowances are recorded to reduce deferred tax assets to that amount which is more likely than not to be realized.

(h)	Per Share Amounts:

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the four months ended April 30, 2013 and the period February 2, 2012 (commencement of operations) to December 31, 2012 presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Common share equivalents excluded an aggregate of 520,000 and 0 shares of common stock for the four months ended April, 2013 and the period February 2, 2012 (commencement of operations) to December 31, 2012, respectively.

PETRO RIVER OIL CORP.

(formerly Gravis Oil Corporation)

Notes to the Consolidated Financial Statements

For the four month period ended April 30, 2013 and

for the period from February 2, 2012 (Commencement of Operations) through December 31, 2012

The Company had the following common stock equivalents at April 30, 2013 and December 31, 2012:

As at	April 30, 2013	December 31, 2012
Stock Options	290,000
Compensation Warrants	230,000
	520,000

(j)	Fair Value of Financial Instruments:

All financial instruments, including cash and cash equivalent, accounts receivable, prepaid expenses and accounts payable are to be recognized on the balance sheet initially at its carrying value. The carrying value of these assets approximate their fair value due to their short-term maturities.

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

Market risk is the risk that changes in commodity prices will affect the Company’s oil sales, cash flows or the value of its financial instruments. The objective of commodity price risk management is to manage and control market risk exposures within acceptable limits while maximizing returns.

The Company is exposed to changes in oil prices which impact its revenues and to changes in natural gas process which impact its operating expenses.

The Company does not utilize financial derivatives or other contracts to manage commodity price risks.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Fair value measurements are categorized using a valuation hierarchy for disclosure of the inputs used to measure fair value, which prioritize the inputs into three broad levels:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

PETRO RIVER OIL CORP.

(formerly Gravis Oil Corporation)

Notes to the Consolidated Financial Statements

For the four month period ended April 30, 2013 and

for the period from February 2, 2012 (Commencement of Operations) through December 31, 2012

Level 2 - Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date, and include those financial instruments that are valued using models or other valuation methodologies.

Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

(k)	Subsequent Events:

The Company evaluates subsequent events through the date when consolidated financial statements are issued.

(l)	Reclassifications

Certain amounts in prior periods have been reclassified to conform to current period presentation. As of December 31, 2012, Petro previously reserved a recorded asset value by $143,035 the related asset retirement obligation. The reclassification of the asset retirement obligation to a liability increased the oil and gas assets by the corresponding amount. The recognition did not have an effect on the Company’s results of operations or cash flows during the period ended December 31, 2012.

(m)	Recent Accounting Pronouncements:

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment to FASB ASC Topic 220. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective prospectively for the Company’s fiscal years, and interim periods within those years, beginning after December 15, 2012. The pronouncement did not have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date.” This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. Management does not expect the pronouncement to have a material effect on the Company’s financial position, results of operations or cash flows.

PETRO RIVER OIL CORP.

(formerly Gravis Oil Corporation)

Notes to the Consolidated Financial Statements

For the four month period ended April 30, 2013 and

for the period from February 2, 2012 (Commencement of Operations) through December 31, 2012

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by the FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Management does not expect the pronouncement to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. Management does not expect the pronouncement to have a material effect on the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 4: Reverse Acquisition

Prior to the reverse acquisition, the existing shareholders of the Company (the Legal Acquirer) held 146,096,735 or 20% of the outstanding shares of the common stock. Based on the overall market capitalization of the Company at the time of the share exchange, the aggregate fair value of these shares (20% of the market capitalization) was $1,117,404, which exceeded the fair value of the net assets acquired by $1,093,527.

PETRO RIVER OIL CORP.

(formerly Gravis Oil Corporation)

Notes to the Consolidated Financial Statements

For the four month period ended April 30, 2013 and

for the period from February 2, 2012 (Commencement of Operations) through December 31, 2012

Purchase price allocation
Prepaid expenses	$104,556
Property and equipment	4,538
Oil and gas assets	1,093,991
Accounts payable and accrued expenses	(563,424)
Asset retirement obligations	$(615,784)

Net assets acquired	$23,877

Consideration for net assets acquired	$1,117,404
Excess purchase price	$1,093,527

The Company prior to the merger, impaired its assets to net salvage value and determined upon consummation of the merger the excess purchase price paid for the assets continued to be impaired, thus the Company recognized an immediate charge of $1,093,527 in its accompanying consolidated statement of operations for the four months period ended April 30, 2013.

The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company as though the acquisition had occurred as of February 2, 2012 (Commencement of operations). The pro forma amounts give effect to appropriate adjustments of amortization of intangible assets and interest expense associated with the financing of the purchase. The pro forma amounts presented are not necessarily indicative of either the actual operation results had the acquisition transaction occurred as of February 2, 2012 and as of January 1, 2013.

	April 30, 2013	December 31, 2012
Revenues	$184,676	16,901
Net loss	(2,276,797)	(2,216,470)
Loss per share of common stock	(0.00)	(0.00)
Basic and diluted	737,117,746	737,117,746

PETRO RIVER OIL CORP.

(formerly Gravis Oil Corporation)

Notes to the Consolidated Financial Statements

For the four month period ended April 30, 2013 and

for the period from February 2, 2012 (Commencement of Operations) through December 31, 2012

5.	Oil and Gas Assets:

The following table summarizes the oil and gas assets by project:

Cost	Missouri	Kentucky	Montana	Kansas	Other	Total
February 2, 2012	$-	$-	-	$-	$-	$-
Additions	-	-	-	12,191,965	-	12,191,965
Asset retirement obligations	-	-	-	143,035		143,035
Depreciation, Depletion and amortization	-	-	-	(80,481)	-	(80,481)
Balance December 31, 2012	-	-	-	12,254,519	-	12,254,519
Assets acquired in reverse merger	918,991	-	75,000	-	100,000	1,093,991
Additions				98,764		98,764
Excess purchase price paid	1,093,527	-				1,093,527
Impairment of excess purchase price	(1,093,527)	-				(1,093,527)
Depreciation, Depletion and amortization	-	-	-	(24,185)	-	(24,185)

Balance April 30, 2013	$918,991	$-	75,000	$12,329,098	$100,000	$13,423,089

The Company performed a test of oil and gas assets as of April 30, 2013, and concluded that the excess purchase price paid for its Missouri property exceeded it net realizable value, and as a result it recognized an impairment in the amount of $1,093,527.

The following are descriptions of the Company’s oil and gas assets. The assets are disclosed based on the historical ownership of both Petro and the Company.

Kansas

Through proceeds received from the issuance of various promissory notes, on February 1, 2012 Petro purchased various interests in oil and gas leases, wells, records, data and related personal property located along the Mississippi Lime play in the state of Kansas from Metro Energy Corporation (“Metro”)., a Louisiana company and other interrelated entities, entities of which were in financial distress. These assets were purchased by Petro from Metro through a court approved order for which Metro was undergoing Chapter 11 Bankruptcy proceedings as a Debtor-In-Possession of these various oil and gas assets. Petro purchased these assets for cash considerations of $2,000,000 as well as a 25% Non-Managing membership interest in the Company. Subsequent to the Metro purchase the Company engaged Energy Source Advisors to renew a number of the leases acquired in the Metro purchase and to lease additional acreage. As a result of the asset purchase from Metro and the completion of the additional lease renewals and additional acreage purchases, the Company obtained a total of 115,000 gross/85,000 net acres of leases, having unproven reserves at the time of acquisition, in the Mississippi Lime play in Southeast Kansas for total cost of $12.2 million. The Company also acquired over 60 square miles of proprietary 3D seismic data over prospective Mississippi Lime acreage in the same area.

PETRO RIVER OIL CORP.

(formerly Gravis Oil Corporation)

Notes to the Consolidated Financial Statements

For the four month period ended April 30, 2013 and

for the period from February 2, 2012 (Commencement of Operations) through December 31, 2012

Kentucky

As a result of the share exchange, the Company acquired Kentucky lease holdings which include a 37.5 % working interest in 27,150 unproved gross acres (10,181 net acres). The Kentucky property is mainly undeveloped land and therefore was not assigned any reserve value under the Company’s independent reserve reports.

Currently, the Company is carrying these oil and gas assets at $-, the carrying value of the assets acquired through the share exchange.

Missouri

At April 30, 2013, the Company’s Missouri lease holdings totaled 22,832 gross acres with 98.4% working interest.

On separate pilot projects at Deerfield, the Company built two 500 barrel of oil per day steam drive production facilities (Marmaton River and Grassy Creek) comprised of 116 production wells, 39 steam injection wells and 14 service and observation wells. Throughout the Deerfield area, the Company have drilled 73 exploration/delineation wells with a 67% success rate.

As of April 30, 2013, all Missouri assets were carried at salvage value, since the Company’s current business plans do not contemplate raising the necessary capital to develop these properties.

Montana

The Montana leasehold is in the Devils Basin prospect and totals 1,175 gross acres (881 net). The Company currently owns a 75% working interest in this prospect, but has no immediate plans to develop this property. On April 17, 2012 the Teton Prospect leases totaling 2,807 gross acres (1137 net) expired.

As of April 30, 2013, all Montana assets were carried at salvage value.

Other

Other property consists primarily of four used steam generators and related equipment that will be assigned to future projects. As of April 30, 2013, management concluded that impairment was not necessary as all other assets were carried at salvage value.

6.	Asset Retirement Obligations:

The total future asset retirement obligation was estimated based on the Company’s ownership interest in all wells and facilities, the estimated legal obligations required to retire, dismantle, abandon and reclaim the wells and facilities and the estimated timing of such payments. The Company estimated the present value of its asset retirement obligations at April 30, 2013 and December 31, 2012, based on a future undiscounted liability of $1,087,292 and $192,000, respectively. These costs are expected to be incurred within one to 24 years. A credit-adjusted risk-free discount rate of 10% and an inflation rate of 2% were used to calculate the present value.

PETRO RIVER OIL CORP.

(formerly Gravis Oil Corporation)

Notes to the Consolidated Financial Statements

For the four month period ended April 30, 2013 and

for the period from February 2, 2012 (Commencement of Operations) through December 31, 2012

Changes to the asset retirement obligation were as follows:

	April 30, 2013	December 31, 2012
Balance, beginning of period	$143,035	$-
Additions	615,784	143,035
Disposition	-	-
Revisions	-	-
Accretion	4,217	-
	763,036	143,035
Less: Current portion for cash flows expected to be incurred within one year	(213,302)	-
Long-term portion, end of period	$549,734	$143,035

As of April 30, 2013 and December 31, 2012, the Company has $25,000 and $0 of reclamation deposits with authorities to secure certain abandonment liabilities in Missouri.

Expected timing of asset retirement obligations:

Year Ended April 30
2014	213,302
2015	122,222
2016	135,556
2017	273,181
Thereafter	343,031
1,087,292
Effect of discount	(324,256)
Total	$763,036

7.	Notes payable:

For the period from February 2, 2012 (commencement of operations) through December 31, 2012, the Company received proceeds from the issuance of promissory notes of $19,999,983. Advances under each bear interest, accruing with respect to each advance from the date of such advance, at the rate of 10% per annum, compounding annually, with a maturity of February 10, 2015. The Notes were entered into contemporaneously with and were secured by certain Mortgage, Assignment of Production, Security Agreement and Financing Statement dated of even date herewith (for up to an aggregate Principal Amount of up to $20,000,000).

The Company recorded interest expense of $619,178 and $1,277,572 for the four months ended April 30, 2013 and for the period February 2, 2012 (commencement of operations) through December 31, 2012, respectively.  On April 23, 2013, as part of the share exchange transaction, the notes and accrued interest aggregating $21,896,733 were converted into 590,993,455 shares of the Company’s common stock.

PETRO RIVER OIL CORP.

(formerly Gravis Oil Corporation)

Notes to the Consolidated Financial Statements

For the four month period ended April 30, 2013 and

for the period from February 2, 2012 (Commencement of Operations) through December 31, 2012

8.	Members’ and Stockholders’ Equity:

As of April 30, 2013, the Company had 5,000,000 shares of blank check preferred stock authorized with a par value of $0.00001 per share. None of the blank check preferred shares were issued or outstanding.

As of April 30, 2013, the Company had 29,500 shares of preferred B shares authorized with a par value of $0.00001 per share. No preferred B shares were issued or outstanding as of April 30, 2013.

9.	Stock Based Compensation:

As of April 30, 2013, the Company has one equity incentive plan. The number of shares reserved for issuance in aggregate under the plan is limited to 90 million shares. The exercise price, term and vesting schedule of stock options granted are set by the board of directors at the time of grant. Stock options granted under the plan may be exercised on a cashless basis, if such exercise is approved by the Board. In a cashless exercise, the employee receives a lesser amount of shares in lieu of paying the exercise price based on the quoted market price of the shares on the trading day immediately preceding the exercise date.

The following table summarizes the changes in stock options:

Weighted Avg.
	Number of Options	Exercise Price
Outstanding, February 2, 2012	-	$-
Granted	-	-
Expired	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding, December 31, 2012	-	$-
Granted/Acquired in reverse merger	290,000	0.50
Expired	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding, April 30, 2013	290,000	$0.50
Exercisable on April 30, 2013	290,000	$0.50

On April 23, 2013, as a result of the share exchange and reverse merger, the Company inherited the outstanding options of the legal acquirer. These options were previously issued and are fully vested at the time of the share exchange agreement.

During the four months ended April 30, 2013 and for the period February 2, 2012 (commencement of operations) to December 31, 2012, the Company recorded stock-based compensation expenses of $607 and $-, respectively.

As of April 30, 2013, total compensation cost related to non-vested stock options not yet recognized is $-.

PETRO RIVER OIL CORP.

(formerly Gravis Oil Corporation)

Notes to the Consolidated Financial Statements

For the four month period ended April 30, 2013 and

for the period from February 2, 2012 (Commencement of Operations) through December 31, 2012

The following table summarizes information about the options outstanding and exercisable at April 30, 2013:

	Options Outstanding			Options Exercisable
Exercise Price	Options	Weighted Avg. Life Remaining	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
$0.50	290,000	1.01 years	$0.50	290,000	$0.50

Aggregate Intrinsic Value			$-		$-

Intrinsic value is the Company’s current per share fair value as quoted on the Over the Counter Bulletin Board on the balance sheet date $0.40 less the current exercise price.

In addition, the Company inherited 230,000 outstanding warrants of the legal acquirer. These warrants were previously issued to consultants of the Company and are deemed to be fully vested at the time of the reverse merger. The warrants are exercisable at $0.50 per share until April 5, 2014

	Number of	Weighted Avg.	Weighted Avg.
	Warrants	Exercise Price	Life Remaining
Outstanding and exercisable, February 2, 2012	-	$-	-
Granted	-	-	-
Outstanding and exercisable, December 31, 2012	-	-	-
Acquired in reverse merger	230,000	0.50	0.65
Outstanding and exercisable, April 30, 2013	230,000	$0.50	0.65 years
Aggregate Intrinsic Value		$-

10.	Related Party Transactions:

During the period February 2, 2012 (Commencement of Operations) to December 31, 2012, the Company entered into a series of demand promissory notes totaling $825,000 with Petro. The demand promissory notes bear interest at 8% per annum and are due two business days after receipt of demand for payment. In an event of default, the notes bear a default rate of 15% per annum. The notes are unsecured.

During the period January 1, 2013 to April 30, 2013, the Company entered into a series of demand promissory notes totaling $256,950 with Petro. The demand promissory notes bear interest at 8% per annum and are due two business days after receipt of demand for payment. In an event of default, the notes bear a default rate of 15% per annum. The notes are unsecured.

As a result of the share exchange agreement, on April 23, 2013, the balance of the aforementioned demand promissory notes and accrued interest totaling $1,163,530 which was converted to equity and was reclassified from equity to a liability and was deemed as a dividend distribution.

PETRO RIVER OIL CORP.

(formerly Gravis Oil Corporation)

Notes to the Consolidated Financial Statements

For the four month period ended April 30, 2013 and

for the period from February 2, 2012 (Commencement of Operations) through December 31, 2012

11.	Segment Information:

Petro presently has one reportable business segment, that being oil and gas exploration and exploitation. Petro’s corporate and administrative operations are conducted in the United States, while predominantly all of the oil and gas properties and operations are located in the United States at April 30, 2013.

	Four Months ended April 30, 2013
	Canada	USA	Consolidated
Revenue	$-	$184,676	$184,676
Expenses	-	(2,504,410)	(2,504,410)
Net loss	(-)	(2,319,734)	(2,319,734)
Oil and gas assets	100,000	13,323,089	13,423,089
Property and equipment	-	4,538	4,538
Oil and gas asset additions (reverse merger)	100,000	993,991	1,093,991
Oil and gas additions		98,764	98,764
Oil and gas asset impairment	-	-	-
Property and equipment additions (reverse merger)	-	4,538	4,538

	Period February 2, 2012 (Commencement of Operations) to December 31, 2012
	Canada	USA	Consolidated
Revenue	$-	$16,901	$16,901
Expenses	-	(1,932,518)	(1,932,518)
Net loss	-	(1,915,617)	(1,915,617)
Oil and gas assets	-	12,254,519	12,254,519
Property and equipment	-	-	-
Oil and gas asset additions	-	12,254,519	12,254,519
Oil and gas asset impairment	-	-	-
Property and equipment additions	-	-	-

PETRO RIVER OIL CORP.

(formerly Gravis Oil Corporation)

Notes to the Consolidated Financial Statements

For the four month period ended April 30, 2013 and

for the period from February 2, 2012 (Commencement of Operations) through December 31, 2012

12.	Income Taxes:

As of April 30, 2013, the Company had approximately $3,500,000 of net operating loss carryovers (“NOLs”). The NOLs expires beginning in 2027. As of December 31, 2012, Petro LLC had no NOL carryovers since it was considered to be a non-taxable flow-through entity. The U.S. net operating loss carryovers are subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. Management has determined that a change in ownership occurred as a result of the share exchange on April 23, 2013. Therefore, the net operating loss carryovers are subject to an annual limitation of approximately $156,000.

The income tax expense (benefit) consists of the following:

	For the period January 1, 2013 to April 30, 2013	For the period February 2, 2012 (Commencement of operations) to December 31, 2012
Foreign
Current	$-	$-
Deferred	(562,868)	-
U.S. Federal
Current	-	-
Deferred	22,735,263

U.S. State & Local
Current	-	-
Deferred	2,758,372	-

Change in valuation allowance	(24,930,767)
Income tax provision (benefit)	$-	$-

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	April 30, 2013	December 31, 2012

U.S. Net operating loss carryovers	$1,203,780	$-
Depreciation and depletion	15,017,106	-
Accretion of asset retirement obligation	214,638	-
Total deferred tax assets	$16,435,524	-
Valuation allowance	(16,435,524)	-
Deferred tax asset, net of valuation allowance	$-	$-

PETRO RIVER OIL CORP.

(formerly Gravis Oil Corporation)

Notes to the Consolidated Financial Statements

For the four month period ended April 30, 2013 and

for the period from February 2, 2012 (Commencement of Operations) through December 31, 2012

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense benefit as follows:

	For the period from January 1, 2013 to April 30, 2013	For the period from February 2, 2012 (Commencement of operations) to December 31, 2012

U.S. federal statutory rate	(34.00)%	(34)%
State income tax, net of federal benefit	(4.13)%
Impairment of excess purchase price	17.97%
Non-taxable flow through loss from Petro	12.75%	34%
Section 382 NOL impairment	1098.96%
Foreign deferred tax write down	(24.26)%
Other permanent differences	7.44
Change in valuation allowance	(1074.73)%	0%
Income tax provision (benefit)	0.00%	0%

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

13.	Contingency and Contractual Obligations:

As a result of the Share Exchange, the Company inherited the following contingencies:

(a)	In January 2010, the Company experienced a flood in its Calgary office premises as a result of a broken water pipe. There was significant damage to the premises rendering them unusable until remediation had been completed by the landlord. Pursuant to the lease contract, the Company has asserted that rent should be abated during the remediation process and accordingly, the Company has not paid rent since December 2009. During the remediation process, the Company engaged an independent environmental testing company to test for air quality and for the existence of other potentially hazardous conditions. The testing revealed the existence of potentially hazardous mold and the consultant provided specific written instructions for the effective remediation of the premises. During the remediation process, the landlord did not follow the consultant’s instructions and correct the potentially hazardous mold situation and subsequently in June 2010 gave notice and declared the premises to be ready for occupancy. The Company re-engaged the consultant to re-test the premises and the testing results again revealed the presence of potentially hazardous mold. The Company has determined that the premises are not fit for re-occupancy and considers the landlord to be in default of the lease and the lease terminated.

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

PETRO RIVER OIL CORP.

(formerly Gravis Oil Corporation)

Notes to the Consolidated Financial Statements

For the four month period ended April 30, 2013 and

for the period from February 2, 2012 (Commencement of Operations) through December 31, 2012

Year Ended April 30
2011	$473,055
2012	473,055
2013	473,055
2014	177,164
Thereafter	-
Total	$1,596,329

To date, no legal action has been commenced by the landlord and the cost, if any, to the Company is not determinable. Accordingly, no amounts related to rent or the disputed lease obligation have been recorded in these financial statements.

(b)	On March 15, 2013, a former employee of the Company (VP-Operations) commenced an action in the Court of Queen’s Bench of Alberta claiming wrongful termination and seeking severance in an amount approximating US$185,000. On May 3, 2013, the Company reached a settlement with the former employee and entered into a formal settlement and release of claims agreement. As consideration for full settlement and mutual release, the Company agreed to issue the former employee 200,000 shares of common stock of the Company, valued at $0.40/share or $80,000, and a cash payment of $50,000. The Company has accrued $130,000 as of April 30, 2013.

(c)	Upon completion of the Share Exchange, the Company entered into an Employment Agreement with Scot Cohen, the Company’s Executive Chairman (the “Employment Agreement”). Under the terms of the Employment Agreement, Mr. Cohen will be entitled to all earned but unpaid salary, expense reimbursements, bonuses (if applicable), and any vested benefits, upon termination of the Employment Agreement by the Company for cause, by Mr. Cohen without good reason, or upon the Employment Agreement’s expiration date in the event Mr. Cohen does not choose to renew his contract. In the event Mr. Cohen’s employment is terminated by the Company without cause, upon a change in control of the company, or by Mr. Cohen for good reason, he shall be entitled to any accrued obligations (detailed in the preceding sentence), severance in a single lump sum installment in an amount equal to twice the sum of the base salary in effect on the termination date plus two times the maximum annual bonus for which Mr. Cohen was eligible in the fiscal year in which the termination date occurred, a pro-rata portion of Mr. Cohen’s annual bonus for the fiscal year in which the termination occurred, and a full vesting in the initial grant and in any and all previously granted outstanding equity-based incentive awards subject to time-based vesting criteria.

14.	Subsequent Events:

In June and July of 2013, the Company signed a series of agreements with Jeffrey Freedman, former Chief Executive Officer, in relation to his departure from the Company. Pursuant to these agreements, the Company has provided to Mr. Freedman the sum of $12,000 and options to purchase common stock with a $100,000 aggregate fair market value (as “fair market value” is defined in the 2012 Equity Compensation Plan) as of the July 24, 2013 option grant date. These options will expire on July 23, 2016.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO RIVER OIL CORP.

By:	/s/ Scot Cohen
Name:	Scot Cohen
Title:	Executive Chairman

By:	/s/ David Briones
Name:	David Briones
Title	Chief Financial Officer

Date: August 28, 2013

40

POWER OF ATTORNEY

The registrant and each person whose signature appears below hereby appoint Scot Cohen as attorney-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the US Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scot Cohen	Executive Chairman and Director	August 28, 2013
Scot Cohen	(Principal Executive Officer)

/s/ David Briones	Chief Financial Officer	August 28, 2013
David Briones	(Principal Accounting Officer)

/s/ Ruben Alba	Executive Vice President and Director	August 28, 2013
Ruben Alba

/s/ Daniel Smith	Executive Vice President and Director	August 28, 2013
Daniel Smith

/s/ Ryan Estis	Director	August 28, 2013
Ryan Estis

/s/ Glenn C. Pollack	Director	August 28, 2013
Glenn C. Pollack

/s/ John Wallace	Director	August 28, 2013
John Wallace

/s/ Fred Zeidman	Director	August 28, 2013
Fred Zeidman

41

Index to Exhibits

Exhibit Number	Exhibit Description
3.1 (1)	Certificate of Incorporation of the Company
3.2 (1)	Bylaws of the Company
10.1(2)	Securities Purchase Agreement of Petro River Oil LLC, dated as of April 23, 2013, by and among Petro River Oil Corp., Petro River Oil, LLC, the holders of outstanding secured promissory notes of Petro River Oil, LLC, the members of Petro River Oil, LLC and Mega Partners 1 LLC
10.2(3)	2012 Equity Compensation Plan
10.3(2)	Employment Agreement, dated as of April 23, 2013, by and between Petro River Oil Corp. and Scot Cohen
14.1*	Code of Business Conduct and Ethics
21.1(2)	Subsidiaries
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached hereto
(1)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 13, 2012.
(2)	Incorporated by reference to our Form 6-K filed with the Securities and Exchange Commission on April 29, 2013.
(3)	Incorporated by reference to our Form 20-F filed with the Securities and Exchange Commission on November 2, 2012.

42