Form 10-Q
period 2013-07-31
Petro River Oil Corp.
filed 2013-09-23
CIK 1172298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission file number: 000-49760

PETRO RIVER OIL CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0611188
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1980 Post Oak Blvd., Suite 2020, Houston, TX 77056

(Address of Principal Executive Offices, Zip Code)

(469) 828-3900

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 23, 2013
Common Stock, $.00001 par value per share	737,317,746 shares

2

PART I

ITEM 1. FINANCIAL STATEMENTS.

Petro River Oil Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	July 31, 2013	April 30, 2013
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$5,038,371	$5,703,082
Accounts receivable	45,130	31,394
Prepaid expenses and other current assets	48,889	58,390
Total Current Assets	5,132,390	5,792,866

Oil and gas assets, net	13,706,858	13,423,089
Property, plant and equipment, net of accumulated depreciation of $311,602 and $310,700	3,636	4,538
Reclamation deposits	25,000	25,000
Other assets	6,000	5,500
	13,741,494	13,458,127
Total Assets	$18,873,884	$19,250,993

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,065,855	$871,094
Related party payable	1,539,500	-
Current portion of asset retirement obligations	213,302	213,302
Total Current Liabilities	2,818,657	1,084,396

Long-term liabilities:
Asset retirement obligations, net of current portion	562,990	549,734
Total Long-Term Liabilities	562,990	549,734
Total Liabilities	3,381,647	1,634,130

Commitments and contingencies

Stockholders’ Equity:
Preferred Shares - 5,000,000 authorized; par value $0.00001 per share	-	-
Preferred B shares - 29,500 authorized; 0 issued with a $100 stated value, par value $0.00001 per share	-	-
Common shares - 2,250,000,000 authorized; par value $0.00001 per share; Issued and outstanding; 737,317,746 and 737,117,746	7,373	7,371
Additional paid-in capital	20,397,092	20,317,094
Accumulated deficit	(4,912,228)	(2,707,602)
Total Stockholders’ Equity	15,492,237	17,616,863
Total Liabilities and Stockholders’ Equity	$18,873,884	$19,250,993

The accompanying notes are an integral part of these condensed consolidated financial statements

Petro River Oil Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	July 31, 2013	July 31, 2012
Operations
Revenue and Other Income
Oil and natural gas sales	$104,840	$1,729
Total Income	104,840	1,729

Operating Expenses
Operating	64,079	21,566
General and administrative	679,528	183,564
Officers’ share based compensation	1,539,500	-
Depreciation, depletion and accretion	26,354	21,950
Total Expenses	2,309,461	227,080

Operating loss	(2,204,621)	(225,351)

Other expenses
Interest expense	(5)	(374,501)
Total other expenses	(5)	(374,501)

Net Loss	$(2,204,626)	$(599,852)

Net Loss per Common Share
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	737,311,224	427,574,247

The accompanying notes are an integral part of these condensed consolidated financial statements

Petro River Oil Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	July 31, 2013	July 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,204,626)	$(599,852)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and amortization	13,098	21,950
Accretion of asset retirement obligation	13,256	-
Officers’ share based compensation	1,539,500	-
Changes in operating assets and liabilities:
Accounts receivable	(13,736)	(8,935)
Prepaid expenses and other assets	9,001	(75,454)
Accounts payable and accrued liabilities	274,761	535,596
Net Cash Used in Operating Activities	(368,746)	(126,695)

Cash Flows From Investing Activities:
Capitalized expenditures on oil and gas assets	(295,965)	(8,466,252)
Issuance of notes receivable to related party	-	(250,000)
Net Cash Used in Investing Activities	(295,965)	(8,716,252)

Cash Flows From Financing Activities:
Proceeds from issuance of notes	-	11,532,483
Net Cash Provided by Financing Activities	-	11,532,483

Change in cash and cash equivalents	(664,711)	2,689,536
Cash and cash equivalents, beginning of period	5,703,082	4,364,033
Cash and cash equivalents, end of period	$5,038,371	$7,053,569

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Conversion of accrued settlement liability into common stock	$80,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

PETRO RIVER OIL CORP.

Notes to the Condensed Consolidated Financial Statements

For the three months ended July 31, 2013 and 2012

1.	Organization and Liquidity:

Petro River Oil Corp (the “Company”) is an enterprise engaged in the exploration and exploitation of heavy oil properties. The Company’s principal administrative office is located in Houston, Texas and its principal operations are in Kansas and Western Missouri.

Petro River Oil LLC (“Petro”) was incorporated under the laws of the State of Delaware on March 3, 2011.  Through proceeds received from the issuance of various promissory notes, on February 1, 2012 Petro  purchased various interests in oil and gas leases, wells, records, data and related personal property located along the Mississippi Lime play in the state of Kansas from Metro Energy Corporation (“Metro”)., a Louisiana company, and other interrelated entities, which were in financial distress. These assets were purchased by Petro from Metro through a court approved order as Metro was undergoing Chapter 11 Bankruptcy proceedings as a Debtor-In-Possession of these various oil and gas assets. Petro purchased these assets for cash consideration of $2,000,000 as well as a 25% non-managing membership interest in the Company.  Subsequent to the Metro purchase the Company engaged Energy Source Advisors to renew a number of the leases acquired in the Metro purchase and to lease additional acreage. As a result of the asset purchase from Metro and the completion of the additional lease renewals and additional acreage purchases, the Company obtained a total of 115,000 gross/85,000 net acres of leases, having unproven reserves at the time of acquisition, in the Mississippi Lime play in Southeast Kansas for total cost of $12.2 million.

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

As a result of the Share Exchange, the Company acquired 100% of the member units of Petro and consequently, control of the business and operations of Petro. Under generally accepted accounting principles in the Unites States, (“U.S. GAAP”) because Petro’s former members’ and note holders held 80% of the issued and outstanding shares of the Company as a result of the Share Exchange, Petro is deemed the accounting acquirer while the Company remains the legal acquirer. Petro adopted the fiscal year of the Company and its operations for the period from February 2, 2012 (Commencement of Operations) to July 31, 2012 were not material. Prior to the Share Exchange, all historical financial statements presented are those of Petro. The equity of the Company is the historical equity of Petro, retrospectively restated to reflect the number of shares issued by the Company in the transaction.

PETRO RIVER OIL CORP.

Notes to the Condensed Consolidated Financial Statements

For the three months ended July 31, 2013 and 2012

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

As of July 31, 2013, the Company has working capital of approximately $2.3 million and has incurred losses since it commenced operations and utilized cash in its operating activities to date. In addition, Petro has a limited operating history. At July 31, 2013, the Company has cash and cash equivalents of approximately $5.0 million. Management believes that the current level of working capital is sufficient to maintain operations for at least the next 12 months. Management intends to continue to raise capital through debt and equity instruments in order to achieve its business plans.

2.	Basis of Preparation:

The condensed consolidated financial statements and accompanying footnotes are prepared in accordance with US GAAP and include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

These condensed consolidated financial statements include the below wholly-owned subsidiaries:

Petro River Oil LLC, and MegaWest Energy USA Corp. and its wholly owned subsidiaries:

MegaWest Energy Texas Corp.
MegaWest Energy Kentucky Corp.
MegaWest Energy Missouri Corp.
MegaWest Energy Kansas Corp.
MegaWest Energy Montana Corp.

PETRO RIVER OIL CORP.

Notes to the Condensed Consolidated Financial Statements

For the three months ended July 31, 2013 and 2012

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the transition period from January 1, 2013 to April 30, 2013 filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2013. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the transition period from January 1, 2013 to April 30, 2013 has been omitted. The results of operations for the interim periods presented are not necessarily indicative of results for the entire year ending April 30, 2014.

3.	Significant Accounting Policies:

(a)	Use of Estimates

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

Oil and gas proven reserve estimates, which are the basis for unit-of-production depletion and the full cost ceiling test, have a number of inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in prices of crude oil and gas. Such prices have been volatile in the past and can be expected to be volatile in the future. As of July 31, 2013 and April 30, 2013, the Company had no estimated proven reserves.

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

PETRO RIVER OIL CORP.

Notes to the Condensed Consolidated Financial Statements

For the three months ended July 31, 2013 and 2012

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

The Company accounts for its unproven long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company performed a comparable study of unproven long-lived assets as of April 30, 2013 and determined that none of its long-term assets at April 30, 2013 were impaired. No material changes have occurred from April 30, 2013 (date of last comparable study) to July 31, 2013.

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

PETRO RIVER OIL CORP.

Notes to the Condensed Consolidated Financial Statements

For the three months ended July 31, 2013 and 2012

Depletion, Depreciation and Amortization: Depletion, depreciation and amortization is provided using the unit-of-production method based upon estimates of proved oil and gas reserves with oil and gas production being converted to a common unit of measure based upon their relative energy content. For the three months ended July 31, 2013 and 2012, all oil and gas reserves were classified as unproven. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is deducted from the capitalized costs to be amortized. Once the assessment of unproved properties is complete and when major development projects are evaluated, the costs previously excluded from amortization are transferred to the full cost pool and amortization begins. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage value.

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers which require significant judgment, as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expenses. There have been no material changes in the methodology used by the Company in calculating depletion, depreciation and amortization of oil and gas properties under the full cost method during the three months ended July 31, 2013 and 2012.

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

PETRO RIVER OIL CORP.

Notes to the Condensed Consolidated Financial Statements

For the three months ended July 31, 2013 and 2012

(h)	Per Share Amounts:

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three months ended July 31, 2013 and 2012, presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Common share equivalents excluded an aggregate of 520,000 and 0 shares of common stock for the three months ended July 31, 2013 and 2012, respectively. The Company had no common stock equivalents at July 31, 2012.

The Company had the following common stock equivalents at July 31, 2013 and 2012:

As at	July 31, 2013	July 31, 2012
Stock Options	290,000	-
Compensation Warrants	230,000	-
	520,000	-

(j)	Fair Value of Financial Instruments:

All financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and accounts payable are to be recognized on the balance sheet initially at carrying value. The carrying value of these assets approximate their fair value due to their short-term maturities.

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

PETRO RIVER OIL CORP.

Notes to the Condensed Consolidated Financial Statements

For the three months ended July 31, 2013 and 2012

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

(k)	Subsequent Events:

The Company evaluates subsequent events through the date when condensed consolidated financial statements are issued.

(l)	Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

4.	Oil and Gas Assets:

The following table summarizes the oil and gas assets by project:

Cost	Missouri	Kentucky	Montana	Kansas	Other	Total
Balance, May 1, 2013	$918,991	$-	$75,000	$12,329,098	$100,000	$13,423,089
Additions				295,965		295,965
Depreciation, Depletion and amortization	-	-	-	(12,196)	-	(12,196)

Balance July 31, 2013	$918,991	$-	$75,000	$12,612,867	$100,000	$13,706,858

PETRO RIVER OIL CORP.

Notes to the Condensed Consolidated Financial Statements

For the three months ended July 31, 2013 and 2012

The following are descriptions of the Company’s oil and gas assets. The assets are disclosed based on the historical ownership of both Petro and the Company.

Kansas

Through proceeds received from the issuance of various promissory notes, on February 1, 2012 Petro  purchased various interests in oil and gas leases, wells, records, data and related personal property located along the Mississippi Lime play in the state of Kansas from Metro Energy Corporation (“Metro”)., a Louisiana company and other interrelated entities, which were in financial distress. These assets were purchased by Petro from Metro through a court approved order as Metro was undergoing Chapter 11 Bankruptcy proceedings as a Debtor-In-Possession of these various oil and gas assets. Petro purchased these assets for cash considerations of $2,000,000 as well as a 25% non-managing membership interest in the Company. Subsequent to the Metro purchase the Company engaged Energy Source Advisors to renew a number of the leases acquired in the Metro purchase and to lease additional acreage. As a result of the asset purchase from Metro and the completion of the additional lease renewals and additional acreage purchases, the Company obtained a total of 115,000 gross/85,000 net acres of leases, having unproven reserves at the time of acquisition, in the Mississippi Lime play in Southeast Kansas for total cost of $12.2 million. The Company also acquired over 60 square miles of proprietary 3D seismic data over prospective Mississippi Lime acreage in the same area. During the three months ended July 31, 2013, the Company capitalized an additional $0.3 million in Kansas oil and gas expenditures.

Kentucky

As a result of the share exchange, the Company acquired Kentucky lease holdings which include a 37.5% working interest in 27,150 unproved gross acres (10,181 net acres). The Kentucky property is mainly undeveloped land and therefore was not assigned any reserve value under the Company’s independent reserve reports.

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

As of July 31, 2013, all Missouri assets were carried at salvage value, since the Company’s current business plans do not contemplate raising the necessary capital to develop these properties.

PETRO RIVER OIL CORP.

Notes to the Condensed Consolidated Financial Statements

For the three months ended July 31, 2013 and 2012

Montana

The Montana leasehold is in the Devils Basin prospect and totals 1,175 gross acres (881 net). The Company currently owns a 75% working interest in this prospect, but has no immediate plans to develop this property. On April 17, 2012 the Teton Prospect leases totaling 2,807 gross acres (1137 net) expired.

As of July 31, 2013, all Montana assets were carried at salvage value.

Other

Other property consists primarily of four used steam generators and related equipment that will be assigned to future projects. As of July 31, 2013, management concluded that impairment was not necessary as all other assets were carried at salvage value.

5.	Asset Retirement Obligations:

The total future asset retirement obligation was estimated based on the Company’s ownership interest in all wells and facilities, the estimated legal obligations required to retire, dismantle, abandon and reclaim the wells and facilities and the estimated timing of such payments. The Company estimated the present value of its asset retirement obligations at July 31, 2013 and April 30, 2013, based on a future undiscounted liability of $1,087,292 and $1,087,292, respectively. These costs are expected to be incurred within one to 24 years. A credit-adjusted risk-free discount rate of 10% and an inflation rate of 2% were used to calculate the present value.

Changes to the asset retirement obligation were as follows:

	July 31, 2013	April 30, 2013
Balance, beginning of period	$763,036	$143,035
Additions	-	615,784
Disposition	-	-
Revisions	-	-
Accretion	13,256	4,217
	776,292	763,036
Less: Current portion for cash flows expected to be incurred within one year	(213,302)	(213,302)
Long-term portion, end of period	$562,990	$549,734

As of July 31, 2013 and April 30, 2013, the Company has $25,000 of reclamation deposits with authorities to secure certain abandonment liabilities in Missouri.

Expected timing of asset retirement obligations:

Year Ended April 30
2014	213,302
2015	122,222
2016	135,556
2017	273,181
Thereafter	343,031
1,087,292
Effect of discount	(311,000)
Total	$776,292

PETRO RIVER OIL CORP.

Notes to the Condensed Consolidated Financial Statements

For the three months ended July 31, 2013 and 2012

6.	Related Party Transactions:

Upon completion of the Share Exchange, the Company entered into an Employment Agreement with Scot Cohen, the Company’s Executive Chairman (the “Employment Agreement”).

In accordance with the Employment Agreement, Mr. Cohen is entitled to an issuance of 66,340,597 shares of the Company’s common stock, or a substitute equity award with equal economic benefit as determined by the Board of Directors. As of July 31, 2013 and through the date of filing of this report, the award is yet to be issued.

The Company computed the economic benefit of the issuance as of the date of the agreement based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board ($0.40) and recorded a related party liability of approximately $1.4 million as a result of the share-based award to Mr. Cohen for the service period ended July 31, 2013. The total grant date fair value was approximately $26.5 million. The award vests over a service period of 5 years. Management concluded liability treatment is warranted as the Board of Directors is yet to determine the type of award to be issued.

In addition, in June and July of 2013, the Company signed a series of agreements with Jeffrey Freedman, former Chief Executive Officer, in relation to his departure from the Company. Pursuant to these agreements, the Company has provided to Mr. Freedman the sum of $12,000 and will issue options to purchase common stock with a $100,000 aggregate fair market value (as “fair market value” is defined in the 2012 Equity Compensation Plan) as of the July 24, 2013 option grant date. These options will expire on July 23, 2016. As of July 31, 2013 and through the date of filing of this report, these options have not been granted to and the $100,000 is recorded as a related party liability.

7.	Stock Based Compensation:

As of July 31, 2013, the Company has one equity incentive plan. The number of shares reserved for issuance in aggregate under the plan is limited to 90 million shares. The exercise price, term and vesting schedule of stock options granted are set by the board of directors at the time of grant. Stock options granted under the plan may be exercised on a cashless basis, if such exercise is approved by the Board. In a cashless exercise, the employee receives a lesser amount of shares in lieu of paying the exercise price based on the quoted market price of the shares on the trading day immediately preceding the exercise date.

As of July 31, 2013 and April 30, 2013, the Company had 290,000 options outstanding and exerciseable with a weighted average exercise price of $0.50. No options were granted, forfeited or cancelled during the three months ended July 31, 2013.

During the three months ended July 31, 2013 and 2012, the Company had no stock based compensation expense. The options were fully vested at the time of the share exchange.

As of July 31, 2013, the Company has no compensation costs related to non-vested stock options not yet recognized.

PETRO RIVER OIL CORP.

Notes to the Condensed Consolidated Financial Statements

For the three months ended July 31, 2013 and 2012

The following table summarizes information about the options outstanding and exercisable at July 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Price	Options	Weighted Avg. Life Remaining	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
$0.50	290,000	0.76 years	$0.50	290,000	$0.50

Aggregate Intrinsic Value			$-		$-

Intrinsic value is the Company’s current per share fair value as quoted on the Over the Counter Bulletin Board on the balance sheet date ($0.22) less the current exercise price.

As of July 31, 2013 and April 30, 2013, the Company had 230,000 warrants outstanding and exercisable with a weighted average exercise price of $0.50 and a weighted average remaining life of 0.15 and 0.65 years. No warrants were granted, forfeited or cancelled during the three months ended July 31, 2013. The aggregate intrinsic value of the warrants was $0. Intrinsic value is the Company’s current per share fair value as quoted on the Over the Counter Bulletin Board on the balance sheet date ($0.22) less the current exercise price.

8.	Contingency and Contractual Obligations:

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

PETRO RIVER OIL CORP.

Notes to the Condensed Consolidated Financial Statements

For the three months ended July 31, 2013 and 2012

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

(b) On March 15, 2013, a former employee of the Company (VP-Operations) commenced an action in the Court of Queen’s Bench of Alberta claiming wrongful termination and seeking severance in an amount approximating US$185,000. On May 3, 2013, the Company reached a settlement with the former employee and entered into a formal settlement and release of claims agreement. As consideration for full settlement and mutual release, the Company issued the former employee 200,000 shares of common stock of the Company, valued at $0.40/share or $80,000, and paid $50,000 during the three months ended July 31, 2013.

(c) Upon completion of the Share Exchange, the Company entered into an Employment Agreement with Scot Cohen. Under the terms of the Employment Agreement, Mr. Cohen will be entitled to all earned but unpaid salary, expense reimbursements, bonuses (if applicable), and any vested benefits, upon termination of the Employment Agreement by the Company for cause, by Mr. Cohen without good reason, or upon the Employment Agreement’s expiration date in the event Mr. Cohen does not choose to renew his contract. In the event Mr. Cohen’s employment is terminated by the Company without cause, upon a change in control of the company, or by Mr. Cohen for good reason, he shall be entitled to any accrued obligations (detailed in the preceding sentence), severance in a single lump sum installment in an amount equal to twice the sum of the base salary in effect on the termination date plus two times the maximum annual bonus for which Mr. Cohen was eligible in the fiscal year in which the termination date occurred, a pro-rata portion of Mr. Cohen’s annual bonus for the fiscal year in which the termination occurred, and a full vesting in the initial grant and in any and all previously granted outstanding equity-based incentive awards subject to time-based vesting criteria. In addition, Mr. Cohen is entitled to a share based payment (See Note 6).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except as otherwise indicated by the context, references in this Quarterly Report to “we”, “us”, “our” or the “Company” are to the consolidated businesses of Petro River Oil Corp. and its wholly-owned direct and indirect subsidiaries and majority-owned subsidiaries, except that references to “our common stock” or “our capital stock” or similar terms refer to the common stock, par value $0.00001 per share, of Petro River Oil Corp., a Delaware corporation (the “Registrant”).

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, the Company’s condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report. Information in this Item 2 is intended to assist the reader in obtaining an understanding of the condensed consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, the primary factors that accounted for those changes, and any known trends or uncertainties that the Company is aware of that may have a material effect on the Company’s future performance, as well as how certain accounting principles affect the condensed consolidated financial statements. This includes discussion of (i) Liquidity, (ii) Capital Resources, (iii) Results of Operations, and (iv) Off-Balance Sheet Arrangements, and any other information that would be necessary to an understanding of the company’s financial condition, changes in financial condition and results of operations.

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

The following discussion of our financial condition and results of operations is based upon and should be read in conjunction with our condensed consolidated financial statements and their related notes included in this Quarterly Report and our Transition Report on Form 10-K as filed with the SEC for the transition period from January 1, 2013 to April 30, 2013.

BUSINESS OVERVIEW

Prior Operations of Petro River Oil Corp.

Petro River Oil Corp (the “Company”) was originally incorporated under the Company Act (British Columbia) on February 8, 2000 under the name Brockton Capital Corp. The Company then changed its name to MegaWest Energy Corp. effective February 27, 2010 before changing it to Gravis Oil Corp. on June 20, 2011. On September 11, 2012, the Company re-organized under the laws of the State of Delaware as a corporation organized under the Delaware General Corporation Law. Prior to September 11, 2012, and at April 30, 2012, the Company was organized under the laws of Alberta, Canada. This re-organization had no impact on the Company’s consolidated financial statements.

Petro River Oil LLC (“Petro”) was incorporated under the laws of the State of Delaware on March 3, 2011. Through proceeds received from the issuance of various promissory notes, on February 1, 2012 Petro purchased various interests in oil and gas leases, wells, records, data and related personal property located along the Mississippi Lime play in the state of Kansas from Metro Energy Corporation (“Metro”), a Louisiana company and other interrelated entities, which were in financial distress. These assets were purchased through a court approved order as Metro was undergoing Chapter 11 Bankruptcy proceedings as a Debtor-In-Possession of these various oil and gas assets. Petro purchased these assets for cash consideration of $2,000,000 as well as a 25% non-managing membership interest in the company. Subsequent to the Metro purchase the company engaged Energy Source Advisors to renew a number of the leases acquired in the Metro purchase and to lease additional acreage. As a result of the asset purchase from Metro and the completion of the additional lease renewals and additional acreage purchases, the company obtained a total of 115,000 gross/85,000 net acres of leases, having unproven reserves at the time of acquisition, in the Mississippi Lime play in Southeast Kansas for total cost of $12.2 million.

The Share Exchange

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

In the Share Exchange, the Investors exchanged their Acquired Securities for 591,021,011 newly issued shares of common stock of the Company. As a result, upon completion of the Share Exchange, Petro became the Company’s wholly-owned subsidiary. The existing shareholders of the Company held 146,096,735 or 20% of the outstanding common shares prior to the reverse acquisition.

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

Current Business of the Company

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses, to disclose contingent assets and liabilities on the date of the condensed consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. The most significant estimates and assumptions include the valuation of accounts receivable, and the useful lives and impairment of property and equipment, goodwill and intangible assets, the valuation of deferred tax assets and inventories and the provision for income taxes. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this Form 10-Q reflect the more significant judgments and estimates used in preparation of our condensed consolidated financial statements. We believe there have been no material changes to our critical accounting policies and estimates.

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our consolidated financial statements:

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

Management concluded that for the period ended July 31, 2013, no impairments were necessary.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS

As a result of the April 23, 2013 acquisition and share exchange transaction, Petro River Oil, LLC was deemed the accounting acquirer. All historical financial information is that of Petro River Oil, LLC.

Results of Operations for the Three Months Ended July 31, 2013 compared to Three Months Ended July 31, 2012

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Three Months	Three Months
	Ended	Ended	Percent
	July 31, 2013	July 31, 2012	Change
Revenue and other income
Oil and natural gas sales	$104,840	$1,729	5,964%

Total Income	104,840	1,729	5,964%

Operating Expenses
Operating	64,079	21,566	197%
General and administrative	679,528	183,564	270%
Officer share based compensation	1,539,500	-	-%
Depreciation, depletion and accretion	26,354	21,950	20%

Total Expenses	2,309,461	227,080	917%

Operating loss	(2,204,621)	(225,351)	878%

Other income (expenses)
Interest expense	(5)	(374,501)	(100%)

Total other income (expenses)	(5)	(374,501)	(100%)

Net Loss	(2,204,626)	(599,852)	268%
Earnings per share - basic and diluted	(0.00)	(0.00)

Oil Sales

During the three months ended July 31, 2013, the Company recognized $104,840 in oil and gas sales. The Company had $59,924 in oil sales and $44,916 in gas sales during the period. Sales increased from $1,729 for the three months ended July 31, 2012. The increase is primarily attributable to sales from acquired wells. The Company was just beginning to commence operations during the period ended July 31, 2012.

Operating Expenses

During the three months ended July 31, 2013, operating expenses were $64,079, as compared to operating expenses for three months ended July 31, 2012 of $21,566. The increase in operating expenses is primarily attributable to the Company newly commencing operations during 2012.

General and Administrative expenses

General and administrative expenses for the three months ended July 31, 2013 were $679,528, as compared to $183,564 for the three months ended July 31, 2012. The increase is primarily attributable to the following changes:

	Three Months Ended	Three Months Ended
	July 31, 2013	July 31, 2012
Salaries and benefits	$38,372	$-
Professional fees	534,837	96,228
Office and administrative	104,312	39,464
Information technology	2,007	47,872

	$679,528	$183,564

The increases in general and administrative expenses are primarily attributable to the Company ramping up operations after the completion of the Share Exchange. This consists of increases in salary and benefits, insurance costs and other office expenses. In addition, the Company recorded a major increase in professional fees as a result of legal, accounting and audit fees associated with the Share Exchange. These increases are offset by a decrease in technology expenses as the Company ramped up its technological infrastructure during the three months ended July 31, 2012.

Officer Share Based Compensation

Upon completion of the Share Exchange, the Company entered into an Employment Agreement with Scot Cohen, the Company’s Executive Chairman (the “Employment Agreement”).

In accordance with the Employment Agreement, Mr. Cohen is entitled to an issuance of 66,340,597 shares of the Company’s common stock, or a substitute equity award with equal economic benefit as determined by the Board of Directors. As of July 31, 2013 and through the date of filing of this report, the award is yet to be issued.

The Company computed the economic benefit of the issuance as of the date of the agreement based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board ($0.40) and recorded a related party liability of approximately $1.4 million as a result of the share-based award to Mr. Cohen for the service period ended July 31, 2013. The total grant date fair value was approximately $26.5 million. The award vests over a service period of 5 years. Management concluded liability treatment is warranted as the Board of Directors is yet to determine the type of award to be issued.

In addition, in June and July of 2013, the Company signed a series of agreements with Jeffrey Freedman, former Chief Executive Officer, in relation to his departure from the Company. Pursuant to these agreements, the Company has provided to Mr. Freedman the sum of $12,000 and will issue options to purchase common stock with a $100,000 aggregate fair market value (as “fair market value” is defined in the 2012 Equity Compensation Plan) as of the July 24, 2013 option grant date. These options will expire on July 23, 2016. As of July 31, 2013 and through the date of filing of this report, these options have not been granted to and the $100,000 is recorded as a related party liability.

Interest Expense

Interest expense is related to the interest on the notes payable issued during the year ended December 31, 2012, prior to the change in fiscal year end and prior to the Share Exchange. Interest was $5 for three months ended July 31, 2013 as compared to $374,501 for the three months July 31, 2012. The decrease in interest expense is primarily attributable to the Company accruing interest for the entire period ended July 31, 2012 and converting the notes at the time of the Share Exchange.

Liquidity and Capital Resources

As of July 31, 2013, the Company has working capital of approximately $2.3 million but has incurred losses since inception and utilized cash in its operating activities. In addition, the Company has a limited operating history. At July 31, 2013, the Company has cash and cash equivalents of approximately $5.0 million. Management believes that the current level of working capital is sufficient to maintain operations for the next 12 months. Management intends to continue to raise capital through debt and equity instruments in order to achieve its business plans.

Our current capital and our other existing resources are sufficient to provide working capital through the end of 2014. We will require additional capital to continue to operate our business and to further expand our exploration and development programs. We may be unable to obtain additional capital required. Furthermore, inability to maintain capital may damage our reputation and credibility with industry participants. Our inability to raise additional funds when required may have a negative impact on our consolidated results of operations and financial condition.

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

Operating Activities

The Company used $368,746 in operating activities during the three months ended July 31, 2013, as compared to using $126,695 during the three months ended July 31, 2012. The Company incurred a net loss during the three month period ended July 31, 2013 of $2,204,626 as compared to a loss of $599,852 during three months ended July 31, 2012. The net loss for the three month period ended July 31, 2013 is inclusive of officers’ share based compensation of approximately $1.5 million.

Investing Activities

During the three months ended July 31, 2013, the Company incurred $295,965 of expenditures on oil and gas assets compared to $8,466,252 during the comparable three months ended July 31, 2012. In addition, the Company issued $250,000 in demand loans during the three months ended July 31, 2012.

Financing Activities

During the three months ended July 31, 2013, the Company had $- in cash provided by (used in) financing activities as compared to $11,532,483 in cash provided by financing activities during the three months ended July 31, 2012.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any outstanding derivative financial instruments, off-balance sheet guarantees or interest rate swap transactions of foreign currency forward contracts. The Company does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. The Company does not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to the Company or that engages in leasing, hedging or research and development services with the Company.

INFLATION

It is our opinion that inflation has not had, and is not likely to have, a material effect on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

A.	Material Weaknesses

As discussed in Item 9A of our Transition Report on Form 10-K for the transition period from January 1, 2013 to April 30, 2013, we identified material weaknesses in the design and operation of our internal controls. The material weaknesses are related to: the Company having a small number of employees, and therefore, limited internal review; and the Company relying on external accounting personnel to prepare financial statements.

To remediate the material weakness identified in internal control over financial reporting of the Company, the Company intends to hire additional accounting staff, and operations and administrative executives. On August 15, 2013, the Company hired a Chief Financial Officer.

We will continue to monitor and assess our remediation initiatives to ensure that the aforementioned material weaknesses are remediated.

B.	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation and solely due to the unremediated material weaknesses described above, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were not effective for the purpose for which they were designed as of the end of such period. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the unremediated material weaknesseses previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented, in accordance with accounting principles generally accepted in the U.S, notwithstanding the unremediated weaknesses.

C.	Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

There have been no material developments in any legal proceedings since the disclosures contained in the Registrant’s Form 10-K for the year ended April 30, 2013.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

(a)    There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b)    There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during the quarter ended July 31, 2013.

ITEM 6. EXHIBITS.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Description of Exhibit

3.1(1)	Certificate of Incorporation of the Company

3.2(1)	Bylaws of the Company

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

(1) Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 13, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO RIVER OIL CORP.

Date: September 23, 2013	By:	/s/ Scot Cohen
Scot Cohen
Executive Chairman

	By:	/s/ David Briones
David Briones
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1(1)	Certificate of Incorporation of the Company

3.2(1)	Bylaws of the Company

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under th e Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Sec urities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopt ed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

(1) Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 13, 2012.

