Form 10-Q
period 2013-10-31
Petro River Oil Corp.
filed 2013-12-16
CIK 1172298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 13, 2013
Common Stock, $.00001 par value per share	818,567,746 shares

2

PART I

ITEM 1. FINANCIAL STATEMENTS.

Petro River Oil Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	October 31, 2013	April 30, 2013
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$4,184,036	$5,703,082
Accounts receivable	21,057	31,394
Prepaid expenses and other current assets	30,029	58,390
Total Current Assets	4,235,122	5,792,866

Oil and gas assets, net	13,634,651	13,423,089
Property, plant and equipment, net of accumulated depreciation of $312,503 and $310,700	2,734	4,538
Reclamation deposits	25,000	25,000
Other assets	6,000	5,500
	13,668,385	13,458,127
Total Assets	$17,903,507	$19,250,993

Liabilities and Stockholders’ Equity (Deficiency)
Current Liabilities:
Accounts payable and accrued expenses	$664,104	$871,094
Related party payable - compensation	418,250	—
Current portion of asset retirement obligations	339,443	213,302
Total Current Liabilities	1,421,797	1,084,396

Long-term liabilities:
Asset retirement obligations , net of current portion	450,425	549,734
Total Long-Term Liabilities	450,425	549,734
Total Liabilities	1,872,222	1,634,130

Commitments and contingencies

Stockholders’ Equity (Deficiency):
Preferred Shares - 5,000,000 authorized; par value $0.00001 per share	—	—
Preferred B shares - 29,500 authorized; 0 issued with a $100 stated value, par value $0.00001 per share	—	—
Common shares - 2,250,000,000 authorized; par value $0.00001 per share; Issued and outstanding; 737,317,746 and 737,117,746	7,373	7,371
Additional paid-in capital	20,453,139	20,317,094
Members’ deficiency and accumulated deficit	(4,429,227)	(2,707,602)
Total Stockholders’ Equity	16,031,285	17,616,863
Total Liabilities and Stockholders’ Equity	$17,903,507	$19,250,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

Petro River Oil Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Operations
Revenue and Other Income
Oil and natural gas sales	$87,253	$8,608	$192,093	$10,337
Total Income	87,253	8,608	192,093	10,337

Operating Expenses
Operating	82,632	28,441	146,711	50,007
General and administrative	519,441	193,919	1,298,969	377,483
Officer share based compensation	(1,021,250)	—	418,250	—
Depreciation, depletion and accretion	26,674	21,950	53,028	43,900
Total Expenses	(392,503)	244,310	1,916,958	471,390

Operating income (loss)	479,756	(235,702)	(1,724,865)	(461,053)

Other income (expenses)
Interest and other income	3,245	—	3,245	—
Interest expense and amortization of debt discount	—	(485,144)	(5)	(859,645)
Total other income (expenses)	3,245	(485,144)	3,240	(859,645)

Net Income (Loss)	$483,001	$(720,846)	$(1,721,625)	$(1,320,698)

Net Income (Loss) per Common Share Basic and Diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	737,317,746	570,253,209	737,314,485	505,717,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

Petro River Oil Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months	For the Six Months
	Ended	Ended
	October 31, 2013	October 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,721,625)	$(1,320,698)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation - non-employee	56,047
Officer share-based compensation	418,250	—
Depreciation, depletion and amortization	26,196	43,900
Accretion of asset retirement obligation	26,832	—
Changes in operating assets and liabilities:
Accounts receivable	10,337	(7,274)
Prepaid expenses and other assets	27,861	(14,792)
Accounts payable and accrued expenses	(126,990)	953,894
Net Cash Used in Operating Activities	(1,283,092)	(344,970)

Cash Flows From Investing Activities:
Expenditures on oil and gas assets	(235,954)	(9,358,668)
Issuance of notes receivable to related party	—	(475,000)
Net Cash Used in Investing Activities	(235,954)	(9,833,668)

Cash Flows From Financing Activities:
Proceeds from issuance of notes	—	12,772,483
Net Cash Provided by Financing Activities	—	12,772,483

Change in cash and cash equivalents	(1,519,046)	2,593,845
Cash and cash equivalents, beginning of period	5,703,082	4,364,033
Cash and cash equivalents, end of period	$4,184,036	$6,957,878

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$—	$—
Interest paid	$—	$—

Non-cash investing and financing activities:
Conversion of accrued settlement liability into common stock	$80,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PETRO RIVER OIL CORP.

Notes to the Condensed Consolidated Financial Statements

For the three and six months ended October 31, 2013 and 2012

1.	Organization and Liquidity:

Petro River Oil Corp (the “Company”) is an enterprise engaged in the exploration and exploitation of heavy oil properties. The Company’s principal administrative office is located in Houston, Texas and its principal operations are in Kansas and Western Missouri.

Petro River Oil LLC (“Petro”) was incorporated under the laws of the State of Delaware on March 3, 2011. Through proceeds received from the issuance of various promissory notes, on February 1, 2012, Petro purchased various interests in oil and gas leases, wells, records, data and related personal property located along the Mississippi Lime play in the state of Kansas from Metro Energy Corporation (“Metro”), a Louisiana company, and other interrelated entities, which were in financial distress. These assets were purchased by Petro from Metro through a court approved order as Metro was undergoing Chapter 11 Bankruptcy proceedings as a Debtor-In-Possession of these various oil and gas assets. Petro purchased these assets for cash consideration of $2,000,000 as well as a 25% non-managing membership interest in the Company. Subsequent to the Metro purchase the Company engaged Energy Source Advisors to renew a number of the leases acquired in the Metro purchase and to lease additional acreage. As a result of the asset purchase from Metro and the completion of the additional lease renewals and additional acreage purchases, the Company obtained a total of 115,000 gross/85,000 net acres of leases, having unproven reserves at the time of acquisition, in the Mississippi Lime play in Southeast Kansas for total cost of $12.2 million.

On April 23, 2013, the Company executed and consummated a securities purchase agreement (the “Securities Purchase Agreement”) by and among the Company, Petro, and the investors in Petro (the “Investors,”), namely, the holders of outstanding secured promissory notes of Petro (the “Notes”), and the members of Petro holding membership interests in Petro (the “Membership Interests”, and, together with the Notes, the “Acquired Securities”) sold by the Company (the “Share Exchange”).

In the Share Exchange, the Investors exchanged their Acquired Securities for 591,021,011 newly issued shares of common stock of the Company (“Common Stock”). As a result, upon completion of the Share Exchange, Petro became the Company’s wholly-owned subsidiary.

As a result of the Share Exchange, the Company acquired 100% of the member units of Petro and consequently, control of the business and operations of Petro. Under generally accepted accounting principles in the United States, (“U.S. GAAP”) because Petro’s former members and note holders held 80% of the issued and outstanding shares of the Company as a result of the Share Exchange, Petro is deemed the accounting acquirer while the Company remains the legal acquirer. Petro adopted the fiscal year of the Company and its operations for the period from February 2, 2012 (Commencement of Operations) to October 31, 2012 were not material. Prior to the Share Exchange, all historical financial statements presented are those of Petro. The equity of the Company is the historical equity of Petro, retrospectively restated to reflect the number of shares issued by the Company in the transaction.

PETRO RIVER OIL CORP.

Notes to the Condensed Consolidated Financial Statements

For the three and six months ended October 31, 2013 and 2012

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

As of October 31, 2013, the Company has working capital of approximately $2,813,000 and has incurred losses since it commenced operations and utilized cash in its operating activities to date. In addition, Petro has a limited operating history. At October 31, 2013, the Company has cash and cash equivalents of approximately $4.2 million. Management believes that the current level of working capital is sufficient to maintain operations for at least the next 12 months. Management intends to continue to raise capital through debt and equity instruments in order to achieve its business plans.

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

MegaWest Energy Kansas Corp.

MegaWest Energy Montana Corp.

PETRO RIVER OIL CORP.

Notes to the Condensed Consolidated Financial Statements

For the three and six months ended October 31, 2013 and 2012

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the transition period from January 1, 2013 to April 30, 2013 filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2013. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the transition period from January 1, 2013 to April 30, 2013 has been omitted. The results of operations for the interim periods presented are not necessarily indicative of results for the entire year ending April 30, 2014.

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

Oil and gas proven reserve estimates, which are the basis for unit-of-production depletion and the full cost ceiling test, have a number of inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in prices of crude oil and gas. Such prices have been volatile in the past and can be expected to be volatile in the future. As of October 31, 2013 and April 30, 2013, the Company had no estimated proven reserves.

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

For the three and six months ended October 31, 2013 and 2012

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

Oil and gas properties may include costs that are excluded from costs being depleted. Oil and gas costs excluded represent investments in unproved properties and major development projects in which the Company owns a direct interest. These unproved property costs include non producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and in process exploration drilling costs. All costs excluded are reviewed at least quarterly to determine if impairment has occurred.

The Company accounts for its unproven long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company performed a comparable study of unproven long-lived assets as of April 30, 2013 and determined that none of its long-term assets at April 30, 2013 were impaired. No material changes have occurred from April 30, 2013 (date of last comparable study) to October 31, 2013.

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

PETRO RIVER OIL CORP.

Notes to the Condensed Consolidated Financial Statements

For the three and six months ended October 31, 2013 and 2012

Depletion, Depreciation and Amortization: Depletion, depreciation and amortization is provided using the unit-of-production method based upon estimates of proved oil and gas reserves with oil and gas production being converted to a common unit of measure based upon their relative energy content. For the three and six months ended October 31, 2013 and 2012, all oil and gas reserves were classified as unproven. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is deducted from the capitalized costs to be amortized. Once the assessment of unproved properties is complete and when major development projects are evaluated, the costs previously excluded from amortization are transferred to the full cost pool and amortization begins. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage value.

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers which require significant judgment, as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expenses. There have been no material changes in the methodology used by the Company in calculating depletion, depreciation and amortization of oil and gas properties under the full cost method during the three and six months ended October 31, 2013 and 2012.

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

For the three and six months ended October 31, 2013 and 2012

(h)	Per Share Amounts:

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the six months ended October 31, 2013 and the three and six months ended October 31, 2012, presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. In addition, for the three months ended October 31, 2013 the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive due to the exercise prices of the instruments were higher than the average common stock price during the period as quoted on the over the counter bulletin board. Common share equivalents excluded an aggregate of 985,116 and 0 shares of common stock at October 31, 2013 and 2012, respectively. The Company had no common stock equivalents at October 31, 2012.

The Company had the following common stock equivalents at October 31, 2013 and 2012:

As at	October 31, 2013	October 31, 2012
Stock Options	755,116	-
Compensation Warrants	230,000	-
	985,116	-

(j)	Fair Value of Financial Instruments:

All financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and accounts payable and accrued expenses are to be recognized on the balance sheet initially at carrying value. The carrying value of these assets approximate their fair value due to their short-term maturities.

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

For the three and six months ended October 31, 2013 and 2012

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

(k)	Reclassification:

Certain prior period amounts have been reclassified in these condensed consolidated financial statements to conform to current period presentation. The reclassifications had no effect on net income for that period.

(l)	Subsequent Events:

The Company evaluates subsequent events through the date when condensed consolidated financial statements are issued.

(m)	Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated condensed financial statements.

4.	Oil and Gas Assets:

The following table summarizes the oil and gas assets by project:

Cost	Missouri	Kentucky	Montana	Kansas	Other	Total
Balance, May 1, 2013	$918,991	$-	$75,000	$12,329,098	$100,000	$13,423,089
Additions				235,954		235,954
Depreciation, and amortization	-	-	-	(24,392)	-	(24,392)

Balance October 31, 2013	$918,991	$-	$75,000	$12,540,660	$100,000	$13,634,651

PETRO RIVER OIL CORP.

Notes to the Condensed Consolidated Financial Statements

For the three and six months ended October 31, 2013 and 2012

The following are descriptions of the Company’s oil and gas assets. The assets are disclosed based on the historical ownership of both Petro and the Company.

Kansas

Through proceeds received from the issuance of various promissory notes, on February 1, 2012 Petro purchased various interests in oil and gas leases, wells, records, data and related personal property located along the Mississippi Lime play in the state of Kansas from Metro Energy Corporation (“Metro”)., a Louisiana company and other interrelated entities, which were in financial distress. These assets were purchased by Petro from Metro through a court approved order as Metro was undergoing Chapter 11 Bankruptcy proceedings as a Debtor-In-Possession of these various oil and gas assets. Petro purchased these assets for cash considerations of $2,000,000 as well as a 25% non-managing membership interest in the Company. Subsequent to the Metro purchase the Company engaged Energy Source Advisors to renew a number of the leases acquired in the Metro purchase and to lease additional acreage. As a result of the asset purchase from Metro and the completion of the additional lease renewals and additional acreage purchases, the Company obtained a total of 115,000 gross/85,000 net acres of leases, having unproven reserves at the time of acquisition, in the Mississippi Lime play in Southeast Kansas for total cost of $12.2 million. The Company also acquired over 60 square miles of proprietary 3D seismic data over prospective Mississippi Lime acreage in the same area. During the three and six months ended October 31, 2013, the Company capitalized an additional $6,400 and $236,000 in Kansas oil and gas expenditures. As of October 31, 2013, management concluded that no impairment expense was necessary on these assets.

Kentucky

As a result of the share exchange, the Company acquired Kentucky lease holdings which include a 37.5% working interest in 27,150 unproved gross acres (10,181 net acres). The Kentucky property is mainly undeveloped land and therefore was not assigned any reserve value under the Company’s independent reserve reports.

Currently, the Company is carrying these oil and gas assets at $0, the carrying value of the assets acquired through the share exchange.

Missouri

At April 30, 2013, the Company’s Missouri lease holdings totaled 22,832 gross acres with 98.4% working interest.

On separate pilot projects at Deerfield, the Company built two 500 barrel of oil per day steam drive production facilities (Marmaton River and Grassy Creek) comprised of 116 production wells, 39 steam injection wells and 14 service and observation wells. Throughout the Deerfield area, the Company has drilled 73 exploration/delineation wells with a 67% success rate.

As of October 31, 2013, all Missouri assets were carried at salvage value, since the Company’s current business plans do not contemplate raising the necessary capital to develop these properties.

PETRO RIVER OIL CORP.

Notes to the Condensed Consolidated Financial Statements

For the three and six months ended October 31, 2013 and 2012

Montana

The Montana leasehold is in the Devils Basin prospect and totals 1,175 gross acres (881 net). The Company currently owns a 75% working interest in this prospect, but has no immediate plans to develop this property. On April 17, 2012 the Teton Prospect leases totaling 2,807 gross acres (1137 net) expired.

As of October 31, 2013, all Montana assets were carried at salvage value.

Other

Other property consists primarily of four used steam generators and related equipment that will be assigned to future projects. As of October 31, 2013, management concluded that impairment was not necessary as all other assets were carried at salvage value.

5.	Asset Retirement Obligations:

The total future asset retirement obligation was estimated based on the Company’s ownership interest in all wells and facilities, the estimated legal obligations required to retire, dismantle, abandon and reclaim the wells and facilities and the estimated timing of such payments. The Company estimated the present value of its asset retirement obligations at both October 31, 2013 and April 30, 2013, based on a future undiscounted liability of $1,087,292. These costs are expected to be incurred within one to 24 years. A credit-adjusted risk-free discount rate of 10% and an inflation rate of 2% were used to calculate the present value.

Changes to the asset retirement obligation were as follows:

	October 31, 2013	April 30, 2013
Balance, beginning of period	$763,036	$143,035
Additions	-	615,784
Disposition	-	-
Revisions	-	-
Accretion	26,832	4,217
	789,868	763,036
Less: Current portion for cash flows expected to be incurred within one year	(339,443)	(213,302)
Long-term portion, end of period	$450,425	$549,734

As of October 31, 2013 and April 30, 2013, the Company has $25,000 of reclamation deposits with authorities to secure certain abandonment liabilities in Missouri.

Expected timing of asset retirement obligations:

Year Ended April 30,
2014	339,443
2015	135,556
2016	81,181
2017	212,000
Thereafter	319,112
1,087,292
Effect of discount	(297,423)
Total	$789,868

PETRO RIVER OIL CORP.

Notes to the Condensed Consolidated Financial Statements

For the three and six months ended October 31, 2013 and 2012

6.	Related Party Transactions:

Upon completion of the Share Exchange, the Company entered into an Employment Agreement with Scot Cohen, the Company’s Executive Chairman (the “Employment Agreement”).

In accordance with the Employment Agreement, Mr. Cohen was entitled to an issuance of 66,340,597 shares of the Company’s common stock, or a substitute equity award with equal economic benefit as determined by the Board of Directors. During the three months ended July 31, 2013, the Company accrued $1,439,500 for the portion of the awarded Mr. Cohen had vested into. The accrual was based on the vested portion of the grant date fair value.

On November 20, 2013, the Company amended the Employment Agreement with Scot Cohen. Based on this amendment, and in full satisfaction of the above 66,340,597 share entitlement, the Company granted Mr. Cohen 41,666,667 fair market value options to purchase an equal amount of shares of common stock of the Company. The options have a term of 10 years and an exercise price of $0.059. These options will vest in five equal installments, with the first 20% vesting immediately upon grant (as consideration for the service period from April 29, 2013 to November 20, 2013), and the remaining options vesting in four equal installments on the anniversary of the grant date.

The Company computed the economic benefit of the grant as of the date of grant utilizing a black-scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; Exercise price of $0.059; expected volatility of 113%; and a discount rate of 1.76%. As of November 20, 2013, the grant date fair value of the award was $2,091,249. As of October 31, 2013, the Company recorded an accrual of $418,250, which equates to the 20% vested on the date of grant, November 20, 2013. On November 20, 2013, the Company will reclassify the accrued liability into equity. The value of the services rendered for the period from November 1, 2013 to November 20, 2013 has been deemed immaterial.

Due to the above amendment to Mr. Cohen’s Employment Agreement, the Company reversed the excess compensation it had previously accrued as of July 31, 2013 during the three months ended October 31, 2013. The condensed consolidated statement of operations for the three months ended October 31, 2013, reflects a reversal of approximately $1,021,250 to officer share-based compensation.

In addition, in June and July of 2013, the Company signed a series of agreements with Jeffrey Freedman, former Chief Executive Officer, in relation to his departure from the Company. Pursuant to these agreements, the Company has provided to Mr. Freedman the sum of $12,000 and issued 465,116 options to purchase common stock with a $56,047 aggregate fair market value as of the July 24, 2013 option grant date. These options will expire on July 23, 2016 and have an exercise price of $0.215. The Company computed the economic benefit of the grant as of the date of grant utilizing a black-scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.215; Exercise price of $0.215; expected volatility of 88%; and a discount rate of 0.64%. The options were immediately vested and the Company recorded the $56,047 into general and administrative expense on the date of grant.

7.	Stock Based Compensation:

As of October 31, 2013, the Company has one equity incentive plan. The number of shares reserved for issuance in aggregate under the plan is limited to 90 million shares. The exercise price, term and vesting schedule of stock options granted are set by the board of directors at the time of grant. Stock options granted under the plan may be exercised on a cashless basis, if such exercise is approved by the Board. In a cashless exercise, the employee receives a lesser amount of shares in lieu of paying the exercise price based on the quoted market price of the shares on the trading day immediately preceding the exercise date.

As of April 30, 2013, the Company had 290,000 options outstanding and exercisable with a weighted average exercise price of $0.50. As of October 31, 2013, the Company had a total of 755,116 options outstanding and exercisable with a weighted average exercise price of $0.19.

Other than the issuances disclosed in Note 6, during the three and six months ended October 31, 2013 and 2012, the Company had no stock based compensation expense. The options were fully vested at the time of the share exchange.

Other than the issuances disclosed in Note 6, as of October 31, 2013, the Company has no compensation costs related to non-vested stock options not yet recognized.

PETRO RIVER OIL CORP.

Notes to the Condensed Consolidated Financial Statements

For the three and six months ended October 31, 2013 and 2012

The following table summarizes information about the options outstanding and exercisable at October 31, 2013:

	Options	Weighted Average Exercise Prices

Outstanding – April 30, 2013	2 90,000	$0.50
Exercisable – April 30, 2013	2 90,000	$0.50
Granted	4 65,116	$0.22
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – October 31, 2013	7 55,116	$0.33
Exercisable – October 31, 2013	7 55,116	$ 0 33

Outstanding - Aggregate Intrinsic Value		$-

Exercisable - Aggregate Intrinsic Value		$-

Intrinsic value is the Company’s current per share fair value as quoted on the Over the Counter Bulletin Board on the balance sheet date ($0.03) less the current exercise price.

As of October 31, 2013 and April 30, 2013, the Company had 230,000 warrants outstanding and exercisable with a weighted average exercise price of $0.50 and a weighted average remaining life of 0.15 years. No warrants were granted, forfeited or cancelled during the three and six months ended October 31, 2013, respectively. The aggregate intrinsic value of the warrants was $0. Intrinsic value is the Company’s current per share fair value as quoted on the Over the Counter Bulletin Board on the balance sheet date ($0.03) less the current exercise price.

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

For the three and six months ended October 31, 2013 and 2012

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

(b) On March 15, 2013, a former employee of the Company (VP-Operations) commenced an action in the Court of Queen’s Bench of Alberta claiming wrongful termination and seeking severance in an amount approximating US$185,000. On May 3, 2013, the Company reached a settlement with the former employee and entered into a formal settlement and release of claims agreement. As consideration for full settlement and mutual release, the Company issued the former employee 200,000 shares of common stock of the Company, valued at $0.40 per share or $80,000, and paid $50,000 during the three and six months ended October 31, 2013, respectively.

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

9.	Subsequent Events:

On November 18, 2013, Ruben Alba and Ryan Estis resigned from the Board of Directors of Petro River Oil Corp. Mr. Estis was also a member of the Audit Committee at the time of his resignation. The resignations were not due to any disagreement with the Company or its management on any matter relating to the Company’s operations, policies, or practices.

On November 20, 2013, Daniel Smith resigned from the Board of Directors of the Company. His resignation was not due to any disagreement with the Company or its management on any matter relating to the Company’s operations, policies, or practices.

On November 20, 2013, the Company amended the Employment Agreement with Scot Cohen. Based on this amendment, and in full satisfaction of the above 66,340,597 share entitlement, the Company granted Mr. Cohen 41,666,667 fair market value options to purchase an equal amount of shares of common stock of the Company. The options have a term of 10 years and an exercise price of $0.059. These options will vest in five equal installments, with the first 20% vesting immediately upon grant (as consideration for the service period from April 29, 2013 to November 20, 2013), and the remaining options vesting in four equal installments on the anniversary of the grant date.

PETRO RIVER OIL CORP.

Notes to the Condensed Consolidated Financial Statements

For the three and six months ended October 31, 2013 and 2012

The Company computed the economic benefit of the grant as of the date of the agreement based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board ($0.059) and recorded a related party liability of approximately $418,000 as a result of award to Mr. Cohen for the service period ended October 31, 2013. (see note 6 – Related Party Transactions).

On November 20, 2013, the Company’s Board of Directors authorized the grant of fair market value option grants to four members of the Board Members. The option grants have an exercise price equal to the closing price of shares of the Company’s common stock as of the date of the grant, that, in the aggregate, equal the $50,000 each or $200,000 in the aggregate (i.e., the amount of Options that equals the grant amount divided by the exercise price of the Option). All options granted vested immediately upon grant.

On November 20, 2013, the authorized the grant of fair market value option grants to two consultants. The option grants have an exercise price equal to the closing price of shares of the Company’s common stock as of the date of the grant. One consultant was granted 2,333,333 fair market value options and the second consultant was granted 1,833,333 fair market value options. All options granted vested immediately upon grant.

On November 22, 2013, Petro River Oil Corp. entered into an employment agreement with Ruben Alba, who was appointed Executive Vice President, Unconventional of the Company on July 7, 2013. Under the terms of this agreement, Mr. Alba will receive an annual base salary of $120,000. Mr. Alba was also granted 12,500,000 stock options of the Company pursuant to the Company’s 2012 Equity Compensation Plan (the “Plan”), to vest in five equal installments. The first installment vested immediately upon granting. The final four installments will vest on the anniversaries of the initial grant date, subject to the following conditions: (i) the adoption by the Company of an amendment to the Plan, approved by a vote of the shareholders of the Company, to increase the number of shares permitted to be granted under the Plan, and to put in place a stock option grant limitation in accordance with §162(m) of the Internal Revenue Code of 1986, as amended; and (ii) Mr. Alba’s continued employment with the Company.

On November 22, 2013, the Company entered into an employment agreement with Gary Williky, who was appointed Executive Vice President of Business Development of the Company on November 20, 2013. Under the terms of this agreement, Mr. Williky will receive an annual base salary of $120,000. Mr. Williky was also granted 6,250,000 stock options of the Company pursuant to the Plan, to vest in five equal installments. The first installment vested immediately upon granting. The final four installments will vest on the anniversaries of the initial grant date, subject to the following conditions: (i) the adoption by the Company of an amendment to the Plan, approved by a vote of the shareholders of the Company, to increase the number of shares permitted to be granted under the Plan, and to put in place a stock option grant limitation in accordance with §162(m) of the Internal Revenue Code of 1986, as amended; and (ii) Mr. Williky’s continued employment with the Company.

On November 25, 2013, the Company entered into an employment agreement with Luis Vierma, who was appointed Executive Vice President, Geological and Geophysical of the Company on July 7, 2013. Under the terms of this agreement, Mr. Vierma will receive an annual base salary of $84,000. Mr. Vierma was also granted 6,250,000 stock options of the Company pursuant to the Plan, to vest in five equal installments. The first installment vested immediately upon granting. The final four installments will vest on the anniversaries of the initial grant date, subject to the following conditions: (i) the adoption by the Company of an amendment to the Plan, approved by a vote of the shareholders of the Company, to increase the number of shares permitted to be granted under the Plan, and to put in place a stock option grant limitation in accordance with §162(m) of the Internal Revenue Code of 1986, as amended; and (ii) Mr. Vierma’s continued employment with the Company.

On November 26, 2013, the Company entered into a consulting agreement with Brio Financial Group (“Brio”) and its Managing Member, David Briones, was appointed the Chief Financial Officer of the Company on August 15, 2013. Under the terms of this agreement, Brio will receive a monthly consulting fee of $7,500, as well as a grant of 750,000 stock options of the Company pursuant to the Plan. The options will vest in six installments. The first 125,000 options vested immediately upon execution of the consulting agreement, and the remaining 5 installments will vest monthly, on the 26th of each subsequent month.

On November 27, 2013, the Company entered into an employment agreement with Daniel Smith, who was appointed Executive Vice President, Operations of the Company on July 7, 2013. The terms of the Company’s agreement with Mr. Smith are the same in all material respects as the terms contained in the Company’s agreement with Mr. Alba, as discussed above.

On December 12, 2013, the Company closed a private placement transaction with a third party, pursuant to which the Company issued and sold an aggregate of 81,250,000 shares of Common Stock of the Company for a price of $0.08 per share along with warrants to purchase shares of common stock for an aggregate purchase price of $6,500,000. The attached warrants give the buyer the right to purchase 40,625,000 shares of Common Stock of the Company at a per share purchase price of $0.1356 and expire on December 12, 2015.

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

The Share Exchange

On April 23, 2013, the Company executed and consummated a securities purchase agreement (the “Securities Purchase Agreement”) by and among the Company, Petro, and the investors in Petro (the “Investors,”), namely, the holders of outstanding secured promissory notes of Petro (the “Notes”), and the members of Petro holding membership interests in Petro (the “Membership Interests”, and, together with the Notes, the “Acquired Securities”) sold by the Company (the “Share Exchange”).

In the Share Exchange, the Investors exchanged their Acquired Securities for 591,021,011 newly issued shares of common stock of the Company. As a result, upon completion of the Share Exchange, Petro became the Company’s wholly-owned subsidiary. The existing shareholders of the Company held 146,096,735 or 20% of the outstanding common shares prior to the reverse acquisition.

As a result of the Share Exchange, the Company acquired 100% of the member units of Petro and consequently, control of the business and operations of Petro. Under generally accepted accounting principles in the United States, (“U.S. GAAP”) because Petro’s former members and note holders held 80% of the issued and outstanding shares of the Company as a result of the Share Exchange, Petro is deemed the accounting acquirer while the Company remains the legal acquirer and reporting entity. Petro adopted the fiscal year of the Company and its operations for the period from February 2, 2012 (Commencement of Operations) to April 30, 2012 were non material. Prior to the Share Exchange, all historical financial statements presented are those of Petro.

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

The Company is focused on developing its recently acquired Mississippi Lime acreage in Kansas and also its heavy oil properties in Missouri and Kentucky. Early reservoir projects in Kansas were focused on proving reserve potential in the Bourbon Arch geological region of the Mississippi Lime play. The production response from this region established migration and asset production potential. The Company also engaged an extensive geologic study of its leasehold position using over 26,000 producers and 40 acres of a proprietary 3D data set. The Company plans to raise capital to drill a number of prospective reserve targets.

Projects related to the heavy oil reservoirs are in technical review. The Company has an extensive amount of technical and reservoir information on both the Missouri and Kentucky positions. The data is being utilized in the understanding and test phases to develop an economic heavy oil production reserve base.

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

Management concluded that for the period ended October 31, 2013, no impairments were necessary.

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

Results of Operations for the Three Months Ended October 31, 2013 compared to Three Months Ended October 31, 2012

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Three Months	Three Months
	Ended	Ended	Percent
	October 31, 2013	October 31, 2012	Change
Revenue and other income
Oil and natural gas sales	$87,253	$8,608	914%

Total Income	87,253	8,608	914%

Operating Expenses
Operating	82,632	28,441	191%
General and administrative	519,441	193,919	168%
Officer share based compensation	(1,021,250)	-	-%
Depreciation, depletion and accretion	26,674	21,950	22%

Total Expenses	(392,503)	244,310	(261%)

Operating income (loss)	479,756	(235,702)	(304%)

Other income (expenses)
Interest and other income	3,245	-	-%
Interest expense	-	(485,144)	(100%)

Total other income (expenses)	3,245	(485,144)	(101%)

Net income (loss)	483,001	(720,846)	(167%)
Earnings per share - basic and diluted	0.00	(0.00)

Oil Sales

During the three months ended October 31, 2013, the Company recognized $87,253 in oil and gas sales. The Company had $61,179 in oil sales and $26,074 in gas sales during the period. Sales increased from $8,608 for the three months ended October 31, 2012. The increase is primarily attributable to sales from acquired wells. The Company was just beginning to commence operations during the period ended October 31, 2012.

Operating Expenses

During the three months ended October 31, 2013, operating expenses were $82,632, as compared to operating expenses for three months ended October 31, 2012 of $28,441. The increase in operating expenses is primarily attributable to the Company newly commencing operations during 2012.

General and Administrative Expenses

General and administrative expenses for the three months ended October 31, 2013 were $519,441, as compared to $193,919 for the three months ended October 31, 2012. The increase is primarily attributable to the following changes:

	Three Months Ended	Three Months Ended
	October 31, 2013	October 31, 2012
Salaries and benefits	$5,895	$-
Settlement	(43,953)	-
Professional fees	491,780	146,760
Office and administrative	64,048	18,723
Information technology	1,671	28,436

	$519,441	$193,919

The increases in general and administrative expenses are primarily attributable to the Company ramping up operations after the completion of the Share Exchange. This consists of increases in salary and benefits, insurance costs and other office expenses. In addition, the Company recorded a major increase in professional fees as a result of legal, accounting and audit fees associated with compliance with filing requirements. These increases are offset by a decrease in technology expenses as the Company ramped up its technological infrastructure during the three months ended October 31, 2012. During the three months ended July 31, 2013, the Company entered into a settlement agreement with the Company’s former executive officer. As of July 31, 2013, the Company accrued $100,000 for the settlement. During the three months ended October 31, 2013, the Company issued the former executive officer options with a fair market value of $56,047, fully vested on the date of issuance in full satisfaction of the settlement agreements. The Company reversed the over-accrued settlement expense during the three months ended October 31, 2013, resulting in a credit of $43,953 in general and administrative expenses.

Officer Share Based Compensation

Upon completion of the Share Exchange, the Company entered into an Employment Agreement with Scot Cohen, the Company’s Executive Chairman (the “Employment Agreement”).

In accordance with the Employment Agreement, Mr. Cohen was entitled to an issuance of 66,340,597 shares of the Company’s common stock, or a substitute equity award with equal economic benefit as determined by the Board of Directors. During the three months ended July 31, 2013, the Company accrued $1,439,500 for the portion of the awarded Mr. Cohen had vested into. The accrual was based on the vested portion of the grant date fair value.

On November 20, 2013, the Company amended the above Employment Agreement. Based on this amendment, and in full satisfaction of the above 66,340,597 share entitlement, the Company granted Mr. Cohen 41,666,667 fair market value options to purchase an equal amount of shares of common stock of the Company. The options have a term of 10 years and an exercise price of $0.059. These options will vest in five equal installments, with the first 20% vesting immediately upon grant (as consideration for the service period from April 29, 2013 to November 20, 2013), and the remaining options vesting in four equal installments on the anniversary of the grant date.

The Company computed the economic benefit of the grant as of the date of grant utilizing a black-scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; Exercise price of $0.059; expected volatility of 113%; and a discount rate of 1.76%. As of November 20, 2013, the grant date fair value of the award was $2,091,249. As of October 31, 2013, the Company recorded an accrual of $418,250, which equates to the 20% vested on the date of grant, November 20, 2013. On November 20, 2013, the Company will reclassify the accrued liability into equity.

Due to the above amendment to Mr. Cohen’s Employment Agreement, the Company reversed the excess compensation it had previously accrued as of July 31, 2013 during the three months ended October 31, 2013. The condensed consolidated statement of operations for the three months ended October 31, 2013, reflects a reversal of approximately $1,021,250 to officer share-based compensation.

Interest Expense

Interest expense is related to the interest on the notes payable issued during the year ended December 31, 2012, prior to the change in fiscal year end and prior to the Share Exchange. Interest was $0 for three months ended October 31, 2013 as compared to $485,144 for the three months October 31, 2012. The decrease in interest expense is primarily attributable to the Company accruing interest for the entire period ended July 31, 2012 and converting the notes at the time of the Share Exchange.

Results of Operations for the Six Months Ended October 31, 2013 compared to Six Months Ended October 31, 2012

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Six Months	Six Months
	Ended	Ended	Percent
	October 31, 2013	October 31, 2012	Change
Revenue and other income
Oil and natural gas sales	$192,093	$10,337	1,758%

Total Income	192,093	10,337	1,758%

Operating Expenses
Operating	146,711	50,007	193%
General and administrative	1,298,969	377,483	244%
Officer share based compensation	418,250	-	-%
Depreciation, depletion and accretion	53,028	43,900	21%

Total Expenses	1,916,958	471,390	307%

Operating loss	(1,724,865)	(461,053)	274%

Other income (expenses)
Interest and other income	3,245	-	-%
Interest expense	(5)	(859,645)	(100%)

Total other income (expenses)	3,240	(859,645)	(100%)

Net Loss	(1,721,625)	(1,320,698)	30%
Earnings per share - basic and diluted	(0.00)	(0.00)

Oil Sales

During the six months ended October 31, 2013, the Company recognized $192,093 in oil and gas sales. The Company had $121,103 in oil sales and $70,990 in gas sales during the period. Sales increased from $10,337 for the six months ended October 31, 2012. The increase is primarily attributable to sales from acquired wells. The Company was just beginning to commence operations during the period ended October 31, 2012.

Operating Expenses

During the six months ended October 31, 2013, operating expenses were $146,711, as compared to operating expenses for six months ended October 31, 2012 of $50,007. The increase in operating expenses is primarily attributable to the Company newly commencing operations during 2012.

General and Administrative Expenses

General and administrative expenses for the six months ended October 31, 2013 were $1,298,969, as compared to $377,483 for the six months ended October 31, 2012. The increase is primarily attributable to the following changes:

	Six Months Ended	Six Months Ended
	October 31, 2013	October 31, 2012
Salaries and benefits	$44,267	$-
Settlement	56,047	-
Professional fees	1,026,617	242,987
Office and administrative	168,360	58,187
Information technology	3,678	76,308

	$1,298,969	$377,483

The increases in general and administrative expenses are primarily attributable to the Company ramping up operations after the completion of the Share Exchange. This consists of increases in salary and benefits, insurance costs and other office expenses. In addition, the Company recorded a major increase in professional fees as a result of legal, accounting and audit fees associated with the Share Exchange and remaining compliant with required filings. These increases are offset by a decrease in technology expenses as the Company ramped up its technological infrastructure during the six months ended October 31, 2012. During the six months ended October 31, 2013, the Company entered into a settlement agreement with the Company’s former executive officer. The Company issued the former executive officer options with a fair market value of $56,047, fully vested on the date of issuance.

Officer Share Based Compensation

Upon completion of the Share Exchange, the Company entered into an Employment Agreement with Scot Cohen, the Company’s Executive Chairman (the “Employment Agreement”).

In accordance with the Employment Agreement, Mr. Cohen was entitled to an issuance of 66,340,597 shares of the Company’s common stock, or a substitute equity award with equal economic benefit as determined by the Board of Directors. During the three months ended July 31, 2013, the Company accrued $1,439,500 for the portion of the awarded Mr. Cohen had vested into. The accrual was based on the vested portion of the grant date fair value.

On November 20, 2013, the Company amended the above Employment Agreement. Based on this amendment, and in full satisfaction of the above 66,340,597 share entitlement, the Company granted Mr. Cohen 41,666,667 fair market value options to purchase an equal amount of shares of common stock of the Company. The options have a term of 10 years and an exercise price of $0.059. These options will vest in five equal installments, with the first 20% vesting immediately upon grant (as consideration for the service period from April 29, 2013 to November 20, 2013), and the remaining options vesting in four equal installments on the anniversary of the grant date.

The Company computed the economic benefit of the grant as of the date of grant utilizing a black-scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; Exercise price of $0.059; expected volatility of 113%; and a discount rate of 1.76%. As of November 20, 2013, the grant date fair value of the award was $2,091,249. As of October 31, 2013, the Company recorded an accrual of $418,250, which equates to the 20% vested on the date of grant, November 20, 2013. On November 20, 2013, the Company will reclassify the accrued liability into equity.

The Company computed the economic benefit of the grant as of the date of the agreement based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board ($0.059) and recorded a related party liability of approximately $418,000 as a result of award to Mr. Cohen for the service period ended October 31, 2013.

Liquidity and Capital Resources

As of October 31, 2013, the Company has working capital of approximately $2.8 million but has incurred losses since inception and utilized cash in its operating activities. In addition, the Company has a limited operating history. At October 31, 2013, the Company has cash and cash equivalents of approximately $4.2 million. Management believes that the current level of working capital is sufficient to maintain operations for the next 12 months. Management intends to continue to raise capital through debt and equity instruments in order to achieve its business plans.

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

Operating Activities

The Company used $1,283,092 in operating activities during the six months ended October 31, 2013, as compared to using $344,970 during the six months ended October 31, 2012. The Company incurred a net loss during the six month period ended October 31, 2013 of $1,721,625 as compared to a loss of $1,320,698 during six months ended October 31, 2012. The net loss for the six month period ended October 31, 2013 is inclusive of officers’ share based compensation of $418,250.

Investing Activities

During the six months ended October 31, 2013, the Company incurred $235,954 of expenditures on oil and gas assets compared to $9,358,668 during the comparable six months ended October 31, 2012. In addition, the Company issued $475,000 in demand loans during the six months ended October 31, 2012.

Financing Activities

During the six months ended October 31, 2013, the Company had $0 in cash provided by (used in) financing activities as compared to $12,772,483 in cash provided by financing activities during the six months ended October 31, 2012.

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

To remediate the material weakness identified in internal control over financial reporting of the Company, the Company engaged Brio Financial Group and appointed its Managing Member, David Briones, to act as the Company’s Chief Financial Officer on August 15, 2013, and intends to hire additional accounting staff, and operations and administrative executives.

We will continue to monitor and assess our remediation initiatives to ensure that the aforementioned material weaknesses are remediated.

B. Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation and solely due to the unremediated material weaknesses described above, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were not effective for the purpose for which they were designed as of the end of such period. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the unremediated material weaknesses previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented, in accordance with accounting principles generally accepted in the U.S, notwithstanding the unremediated weaknesses.

C. Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. To begin remediating the material weakness identified in internal control over financial reporting of the Company, the Company engaged Brio Financial Group and appointed its Managing Member, David Briones, to act as the Company’s Chief Financial Officer on August 15, 2013, and intends to hire additional accounting staff, and operations and administrative executives.

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

(b) There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during the quarter ended October 31, 2013.

ITEM 6. EXHIBITS.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Description of Exhibit

3.1(1)	Certificate of Incorporation of the Company

3.2(1)	Bylaws of the Company

10.1(2)	Amendment No. 1 to Employment Agreement of Scot Cohen, dated November 20, 2013

10.2(3)	Employment Agreement, dated November 22, 2013, by and between Petro River Oil Corp. and Ruben Alba

10.3(3)	Employment Agreement, dated November 22, 2013, by and between Petro River Oil Corp. and Gary Williky

10.4(3)	Employment Agreement, dated November 25, 2013, by and between Petro River Oil Corp. and Luis Vierma

10.5(3)	Consulting Agreement, dated November 26, 2013, by and between Petro River Oil Corp. and David Briones

10.6(3)	Employment Agreement, dated November 27, 2013, by and between Petro River Oil Corp. and Daniel Smith

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 13, 2012.
(2)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on November 22, 2013.
(3)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on November 27, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO RIVER OIL CORP.

Date: December 16, 2013	By:	/s/ Scot Cohen
Scot Cohen
Executive Chairman

	By:	/s/ David Briones
David Briones
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1(1)	Certificate of Incorporation of the Company

3.2(1)	Bylaws of the Company

10.1(2)	Amendment No. 1 to Employment Agreement of Scot Cohen, dated November 20, 2013

10.2(3)	Employment Agreement, dated November 22, 2013, by and between Petro River Oil Corp. and Ruben Alba

10.3(3)	Employment Agreement, dated November 22, 2013, by and between Petro River Oil Corp. and Gary Williky

10.4(3)	Employment Agreement, dated November 25, 2013, by and between Petro River Oil Corp. and Luis Vierma

10.5(3)	Consulting Agreement, dated November 26, 2013, by and between Petro River Oil Corp. and David Briones

10.6(3)	Employment Agreement, dated November 27, 2013, by and between Petro River Oil Corp. and Daniel Smith

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 13, 2012.
(2)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on November 22, 2013.
(3)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on November 27, 2013.

