Form 10-Q
period 2014-01-31
Petro River Oil Corp.
filed 2014-03-17
CIK 1172298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 17, 2014
Common Stock, $.00001 par value per share	818,567,746 shares

2

PART I

ITEM 1. FINANCIAL STATEMENTS.

Petro River Oil Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	January 31, 2014	April 30, 2013
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$9,204,795	$5,703,082
Accounts receivable	43,848	31,394
Prepaid expenses and other current assets	39,475	58,390
Total Current Assets	9,288,118	5,792,866

Oil and gas assets, net	13,671,884	13,423,089
Property, plant and equipment, net of accumulated depreciation of $313,406 and $310,700	1,832	4,538
Reclamation deposits	25,000	25,000
Other assets	6,000	5,500
	13,704,716	13,458,127
Total Assets	$22,992,834	$19,250,993

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$677,988	$871,094
Current portion of asset retirement obligations	342,608	213,302
Total Current Liabilities	1,020,596	1,084,396

Long-term liabilities:
Asset retirement obligations , net of current portion	461,413	549,734
Total Long-Term Liabilities	461,413	549,734
Total Liabilities	1,482,009	1,634,130

Commitments and contingencies

Stockholders’ Equity:
Preferred Shares - 5,000,000 authorized; par value $0.00001 per share	-	-
Preferred B shares - 29,500 authorized; 0 issued with a $100 stated value, par value $0.00001 per share	-	-
Common shares - 2,250,000,000 authorized; par value $0.00001 per share; Issued and outstanding; 818,567,746 and 737,117,746	8,186	7,371
Additional paid-in capital	27,561,628	20,317,094
Members’ deficiency and accumulated deficit	(6,058,989)	(2,707,602)
Total Stockholders’ Equity	21,510,825	17,616,863
Total Liabilities and Stockholders’ Equity	$22,992,834	$19,250,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

Petro River Oil Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2013
Operations
Revenue and Other Income
Oil and natural gas sales	$117,713	$91,113	$309,806	$101,450
Total Income	117,713	91,113	309,806	101,450

Operating Expenses
Operating	85,983	30,535	232,694	80,542
General and administrative	1,634,241	143,368	3,351,460	520,851
Depreciation, depletion and accretion	27,251	40,646	80,279	84,546
Total Expenses	1,747,475	214,549	3,664,433	685,939

Operating loss	(1,629,762)	(123,436)	(3,354,627)	(584,489)

Other income (expenses)
Interest and other income	-	-	3,245	-
Interest expense and amortization of debt discount	-	(503,416)	(5)	(1,363,061)
Total other income (expenses)	-	(503,416)	3,240	(1,363,061)

Net Loss	$(1,629,762)	$(626,852)	$(3,351,387)	$(1,947,550)

Net Loss per Common Share Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	781,475,355	590,993,458	752,034,775	534,142,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

Petro River Oil Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months	For the Nine Months
	Ended	Ended
	January 31, 2014	January 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,351,387)	$(1,947,550)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation	1,315,349	-
Depreciation, depletion and amortization	39,294	84,546
Accretion of asset retirement obligation	40,985	-
Changes in operating assets and liabilities:
Accounts receivable	(12,454)	(81,024)
Prepaid expenses and other assets	18,415	(21,093)
Accounts payable and accrued expenses	(113,106)	(5,205)
Accrued interest payable	-	1,363,061
Net Cash Used in Operating Activities	(2,062,904)	(607,265)

Cash Flows From Investing Activities:
Expenditures on oil and gas assets	(285,383)	(9,440,913)
Issuance of notes receivable to related party	-	(950,000)
Net Cash Used in Investing Activities	(285,383)	(10,390,913)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock and warrants	6,500,000	-
Stock issuance costs	(650,000)	-
Proceeds from issuance of demand notes	-	12,799,983
Net Cash Provided by Financing Activities	5,850,000	12,799,983

Change in cash and cash equivalents	3,501,713	1,801,805

Cash and cash equivalents, beginning of period	5,703,082	4,364,033
Cash and cash equivalents, end of period	$9,204,795	$6,165,838

Non-cash investing and financing activities:
Conversion of accrued settlement liability into common stock	$80,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PETRO RIVER OIL CORP.

Notes to the Condensed Consolidated Financial Statements

For the three and nine months ended January 31, 2014 and 2013

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

At January 31, 2014, the Company had working capital of approximately $8,267,552 and has incurred losses since it commenced operations and utilized cash in its operating activities to date. In addition, Petro has a limited operating history. At January 31, 2014, the Company had cash and cash equivalents of approximately $9.2 million. Management believes that the current level of working capital is sufficient to maintain operations for at least the next 12 months. Management intends to continue to raise capital through debt and equity instruments in order to achieve its business plans.

2.	Basis of Preparation:

The condensed consolidated financial statements and accompanying footnotes are prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

These condensed consolidated financial statements include the below wholly-owned subsidiaries:

Petro River Oil LLC, Petro Spring, LLC, and MegaWest Energy USA Corp. and its wholly owned subsidiaries:

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include volumes of oil and natural gas reserves, abandonment obligations, impairment of oil and natural gas properties, depreciation, depletion and accretion, income taxes, fair value of derivatives liabilities and other financial instruments, and contingencies.

Oil and gas proven reserve estimates, which are the basis for unit-of-production depletion and the full cost ceiling test, have a number of inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in prices of crude oil and gas. Such prices have been volatile in the past and can be expected to be volatile in the future. As of January 31, 2014 and April 30, 2013, the Company had no estimated proven reserves.

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

Oil and gas properties may include costs that are excluded from costs being depleted. Oil and gas costs excluded represent investments in unproved properties and major development projects in which the Company owns a direct interest. These unproved property costs include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and in process exploration drilling costs. All costs excluded are reviewed at least quarterly to determine if impairment has occurred.

The Company accounts for its unproven long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company performed a comparable study of unproven long-lived assets as of April 30, 2013 and determined that none of its long-term assets at April 30, 2013 were impaired. No material changes have occurred from April 30, 2013 (date of last comparable study) to January, 31, 2014.

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

Depletion, Depreciation and Amortization: Depletion, depreciation and amortization is provided using the unit-of-production method based upon estimates of proved oil and gas reserves with oil and gas production being converted to a common unit of measure based upon their relative energy content. For the three and nine months ended January 31, 2014 and 2013, all oil and gas reserves were classified as unproven. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is deducted from the capitalized costs to be amortized. Once the assessment of unproved properties is complete and when major development projects are evaluated, the costs previously excluded from amortization are transferred to the full cost pool and amortization begins. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage value.

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers which require significant judgment, as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expenses. There have been no material changes in the methodology used by the Company in calculating depletion, depreciation and amortization of oil and gas properties under the full cost method during the three and nine months ended January 31, 2014 and 2013.

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

(f)	Per Share Amounts:

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three and nine months ended January 31, 2014 and 2013, presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at January 31, 2014:

As at	January 31, 2014
Stock Options	88,228,281
Stock Purchase Warrants	40,625,000
Compensation Warrants	230,000
129,083,281

At January 31, 2013, the Company had no common stock equivalents.

(g)	Fair Value of Financial Instruments:

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

(h)	Subsequent Events:

The Company evaluates subsequent events through the date when condensed consolidated financial statements are issued.

(i)	Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated condensed financial statements.

4.	Oil and Gas Assets:

The following table summarizes the oil and gas assets by project:

Cost	Missouri	Kentucky	Montana	Kansas	Other	Total
Balance, May 1, 2013	$918,991	$-	$75,000	$12,329,098	$100,000	$13,423,089
Additions				285,383		285,383
Depreciation, and amortization	-	-	-	(36,588)	-	(36,588)

Balance January 31, 2014	$918,991	$-	$75,000	$12,577,893	$100,000	$13,671,884

The following are descriptions of the Company’s oil and gas assets. The assets are disclosed based on the historical ownership of both Petro and the Company.

Kansas

Through proceeds received from the issuance of various promissory notes, on February 1, 2012 Petro purchased various interests in oil and gas leases, wells, records, data and related personal property located along the Mississippi Lime play in the state of Kansas from Metro Energy Corporation (“Metro”), a Louisiana company and other interrelated entities, which were in financial distress. These assets were purchased by Petro from Metro through a court approved order as Metro was undergoing Chapter 11 Bankruptcy proceedings as a Debtor-In-Possession of these various oil and gas assets. Petro purchased these assets for cash considerations of $2,000,000 as well as a 25% non-managing membership interest in the Company. Subsequent to the Metro purchase the Company engaged Energy Source Advisors to renew a number of the leases acquired in the Metro purchase and to lease additional acreage. As a result of the asset purchase from Metro and the completion of the additional lease renewals and additional acreage purchases, the Company obtained a total of 115,000 gross/85,000 net acres of leases, having unproven reserves at the time of acquisition, in the Mississippi Lime play in Southeast Kansas for total cost of $12.2 million. The Company also acquired over 60 square miles of proprietary 3D seismic data over prospective Mississippi Lime acreage in the same area. During the three and nine months ended January 31, 2014, the Company capitalized approximately an additional $49,000 and $285,000 in Kansas oil and gas expenditures. As of January 31, 2014, management concluded that no impairment expense was necessary on these assets.

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

As of January 31, 2014, all Missouri assets were carried at salvage value, since the Company’s current business plans do not contemplate raising the necessary capital to develop these properties.

Montana

The Montana leasehold is in the Devils Basin prospect and totals 1,175 gross acres (881 net). The Company currently owns a 75% working interest in this prospect, but has no immediate plans to develop this property. On April 17, 2012 the Teton Prospect leases totaling 2,807 gross acres (1137 net) expired.

As January 31, 2014, all Montana assets were carried at salvage value.

Other

Other property consists primarily of four used steam generators and related equipment that will be assigned to future projects. As of January 31, 2014, management concluded that impairment was not necessary as all other assets were carried at salvage value.

5.	Asset Retirement Obligations:

The total future asset retirement obligation was estimated based on the Company’s ownership interest in all wells and facilities, the estimated legal obligations required to retire, dismantle, abandon and reclaim the wells and facilities and the estimated timing of such payments. The Company estimated the present value of its asset retirement obligations at both January 31, 2014 and April 30, 2013, based on a future undiscounted liability of $1,087,292. These costs are expected to be incurred within one to 24 years. A credit-adjusted risk-free discount rate of 10% and an inflation rate of 2% were used to calculate the present value.

Changes to the asset retirement obligation were as follows:

	January 31, 2014	April 30, 2013
Balance, beginning of period	$763,036	$143,035
Additions	-	615,784
Disposition	-	-
Revisions	-	-
Accretion	40,985	4,217
	804,021	763,036
Less: Current portion for cash flows expected to be incurred within one year	(342,608)	(213,302)
Long-term portion, end of period	$461,413	$549,734

As of January 31, 2014 and April 30, 2013, the Company has $25,000 of reclamation deposits with authorities to secure certain abandonment liabilities in Missouri.

Expected timing of asset retirement obligations:

Year Ending April 30,
2014	339,443
2015	135,556
2016	81,181
2017	212,000
Thereafter	319,112
1,087,292
Effect of discount	(283,271)
Total	$804,021

6.	Related Party Transactions:

Employment Agreements:

a)	Upon completion of the Share Exchange, the Company entered into an Employment Agreement with Scot Cohen, the Company’s Executive Chairman (the “Employment Agreement”). On November 20, 2013, the Company amended the Employment Agreement with Scot Cohen. Based on this amendment, the Company granted Mr. Cohen 41,666,667 fair value options to purchase an equal amount of shares of common stock of the Company. The options have a term of 10 years and an exercise price of $0.059. These options will vest in five equal installments, with the first 20% vesting immediately upon grant (as consideration for the service period from April 29, 2013 to November 20, 2013), and the remaining options vesting in four equal installments on the anniversary of the grant date.

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; Exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $2,006,227. For the three and nine months ended January 31, 2014, the Company expensed $59,947 and $478,197, respectively, to general and administrative expenses.

b)	On November 22, 2013, Petro River Oil Corp. entered into an employment agreement with Ruben Alba. Under the terms of this agreement, Mr. Alba will receive an annual base salary of $120,000. Mr. Alba was also granted 12,500,000 stock options of the Company pursuant to the Company’s 2012 Equity Compensation Plan (the “Plan”), to vest in five equal installments. The first installment vested immediately upon granting. The final four installments will vest on the anniversaries of the initial grant date, subject to the following conditions: (i) the adoption by the Company of an amendment to the Plan, approved by a vote of the shareholders of the Company, to increase the number of shares permitted to be granted under the Plan, and to put in place a stock option grant limitation in accordance with §162(m) of the Internal Revenue Code of 1986, as amended; and (ii) Mr. Alba’s continued employment with the Company.

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; Exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $575,839. For the three and nine months ended January 31, 2014, the Company expensed $137,255 to general and administrative expenses.

c)	On November 22, 2013, the Company entered into an employment agreement with Gary Williky, who was appointed Executive Vice President of Business Development of the Company on November 20, 2013. Under the terms of this agreement, Mr. Williky will receive an annual base salary of $120,000. Mr. Williky was also granted 6,250,000 stock options of the Company pursuant to the Plan, to vest in five equal installments. The first installment vested immediately upon granting. The final four installments will vest on the anniversaries of the initial grant date, subject to the following conditions: (i) the adoption by the Company of an amendment to the Plan, approved by a vote of the shareholders of the Company, to increase the number of shares permitted to be granted under the Plan, and to put in place a stock option grant limitation in accordance with §162(m) of the Internal Revenue Code of 1986, as amended; and (ii) Mr. Williky’s continued employment with the Company.

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; Exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $287,919. For the three and nine months ended January 31, 2014, the Company expensed $68,627 to general and administrative expenses.

d)	On November 25, 2013, the Company entered into an employment agreement with Luis Vierma. Under the terms of this agreement, Mr. Vierma will receive an annual base salary of $84,000. Mr. Vierma was also granted 6,250,000 stock options of the Company pursuant to the Plan, to vest in five equal installments. The first installment vested immediately upon granting. The final four installments will vest on the anniversaries of the initial grant date, subject to the following conditions: (i) the adoption by the Company of an amendment to the Plan, approved by a vote of the shareholders of the Company, to increase the number of shares permitted to be granted under the Plan, and to put in place a stock option grant limitation in accordance with §162(m) of the Internal Revenue Code of 1986, as amended; and (ii) Mr. Vierma’s continued employment with the Company.

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; Exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $287,919. For the three and nine months ended January 31, 2014, the Company expensed $68,627 to general and administrative expenses.

e)	On November 26, 2013, the Company entered into a consulting agreement with Brio Financial Group (“Brio”) and its Managing Member, David Briones, was appointed the Chief Financial Officer of the Company on August 15, 2013. Under the terms of this agreement, Brio will receive a monthly consulting fee of $7,500, as well as a grant of 750,000 stock options of the Company pursuant to the Plan. The options will vest in six installments. The first 125,000 options vested immediately upon execution of the consulting agreement, and the remaining 5 installments will vest monthly, on the 26th of each subsequent month.

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; Exercise price of $0.059; expected volatility of 65%; and a discount rate of 0.12%. The grant date fair value of the award was $8,764. For the three and nine months ended January 31, 2014, the Company expensed $3,408 to general and administrative expenses.

f)	On November 27, 2013, the Company entered into an employment agreement with Daniel Smith. Under the terms of this agreement, Mr. Smith will receive an annual base salary of $120,000. Mr. Smith was also granted 12,500,000 stock options of the Company pursuant to the Company’s 2012 Equity Compensation Plan (the “Plan”), to vest in five equal installments. The first installment vested immediately upon granting. The final four installments will vest on the anniversaries of the initial grant date, subject to the following conditions: (i) the adoption by the Company of an amendment to the Plan, approved by a vote of the shareholders of the Company, to increase the number of shares permitted to be granted under the Plan, and to put in place a stock option grant limitation in accordance with §162(m) of the Internal Revenue Code of 1986, as amended; and (ii) Mr. Smith’s continued employment with the Company.

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; Exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $575,839. For the three and nine months ended January 31, 2014, the Company expensed $137,255 to general and administrative expenses.

Board of Director Grants:

On November 20, 2013, the Company’s Board of Directors authorized the grants of 3,389,832 stock options to four members of the Board. The option grants have an exercise price equal to the closing price of shares of the Company’s common stock as of the date of the grant. All options granted vested immediately upon grant and have a maturity of ten years.

The Company computed the economic benefit of the grants as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; Exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the awards were $147,442. For the three and nine months ended January 31, 2014, the Company expensed $147,442 to general and administrative expenses.

Separation and Release Agreement:

In addition, in June and July of 2013, the Company signed a series of agreements with Jeffrey Freedman, former Chief Executive Officer, in relation to his departure from the Company. Pursuant to these agreements, the Company has provided to Mr. Freedman the sum of $12,000 and issued 465,116 options to purchase common stock with a $56,047 aggregate fair value as of the July 24, 2013 option grant date. These options will expire on July 23, 2016 and have an exercise price of $0.215. The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.215; Exercise price of $0.215; expected volatility of 88%; and a discount rate of 0.64%. The options were immediately vested and the Company recorded the $56,047 into general and administrative expense on the date of grant.

7.	Equity:

Securities Purchase Agreement:

On December 12, 2013, the Company signed a Securities Purchase Agreement (the “Agreement”) with Petrol Lakes Holding Limited (“Petrol Lakes”). Pursuant to the terms of the Agreement, Petrol Lakes agreed to purchase: (i) 81,250,000 shares of the Company’s common stock, at a per share price of $0.08, for an aggregate purchase price of $6,500,000; and (ii) a warrant to purchase shares of the Company’s common stock. Under the terms of the warrant, Petrol Lakes may purchase up to 40,625,000 shares of the Company’s common stock at a per share price of $0.1356, for an aggregate purchase price of $6,500,000. The warrant, which is exercisable in whole or in part, will expire on December 12, 2015. The Company paid issuances costs of $650,000.

Stock Options:

As of January 31, 2014, the Company has one equity incentive plan. The number of shares reserved for issuance in aggregate under the plan is limited to 90 million shares. The exercise price, term and vesting schedule of stock options granted are set by the board of directors at the time of grant. Stock options granted under the plan may be exercised on a cashless basis, if such exercise is approved by the Board. In a cashless exercise, the employee receives a lesser amount of shares in lieu of paying the exercise price based on the quoted market price of the shares on the trading day immediately preceding the exercise date.

As of April 30, 2013, the Company had 290,000 options outstanding and exercisable with a weighted average exercise price of $0.50. The options expire during April to June 2014. As of January 31, 2014, the Company had a total of 88,228,281 options outstanding and 24,394,947 exercisable with a weighted average exercise price of $0.06.

The following table summarizes information about the options outstanding and exercisable at January 31, 2014:

	Options	Weighted Average Exercise Prices

Outstanding – April 30, 2013	290,000	$0.50
Exercisable – April 30, 2013	290,000	$0.50
Granted	87,938,281	$0.06
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding January 31, 2014	88,228,281	$0.06
Exercisable – January 31, 2014	24,394,947	$0.07

Outstanding - Aggregate Intrinsic Value		$2,344,281

Exercisable - Aggregate Intrinsic Value		$633,547

Intrinsic value is the Company’s current per share fair value as quoted on the Over the Counter Bulletin Board on the balance sheet date ($0.0858) less the current exercise price.

Other than the issuances disclosed in Note 6 and below, during the three and nine months ended January 31, 2014, the Company had no other stock based compensation expense. The Company had no stock based compensation during the three and nine months ended January 31, 2013.

As of January 31, 2014, the Company has $2,849,138 in unrecognized stock based compensation expense which will be amortized over a weighted average exercise period of 3.80 years.

Advisor Grants:

On November 20, 2013, the Board of Directors authorized the grant of fair value option grants to two consultants. The option grants have an exercise price equal to the closing price of shares of the Company’s common stock as of the date of the grant. One consultant was granted 2,333,333 fair value options and the second consultant was granted 1,833,333 fair value options. All options granted vested immediately upon grant and mature in ten years.

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; Exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the awards was $218,491. For the three and nine months ended January 31, 2014, the Company expensed $218,491, respectively, to general and administrative expenses.

Warrants:

As of January 31, 2014 and April 30, 2013, the Company had 40,855,000 and 230,000 warrants outstanding and exercisable with a weighted average exercise price of $0.1376 and a weighted average remaining life of 1.85 years. The aggregate intrinsic value of the warrants was $0. Intrinsic value is the Company’s current per share fair value as quoted on the Over the Counter Bulletin Board on the balance sheet date ($0.0858) less the current exercise price.

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

In addition, the landlord has previously claimed that the Company owes monthly rent for the premises from January 2010 to June 30, 2010 in the amount of $247,348 and has claimed that, as a result of the alleged default, pursuant to the terms of the lease, the Company owes three months accelerated rent in the amount of $114,837. The landlord has previously also asserted that the Company would be liable for an amount up to the full lease obligation of $1,596,329 which otherwise would have been due as follows:

Year Ended April 30
2011	$473,055
2012	473,055
2013	473,055
2014	177,164
Total	$1,596,329

On January 30, 2014, the landlord filed a Statement of Claim against the Company in the amount aggregating approximately $759,000. The Company is currently assessing the current revised claim and has until March 31, 2014 to respond. At which time it plans to aggressively challenge such claims.

(b) On March 15, 2013, a former employee of the Company (VP-Operations) commenced an action in the Court of Queen’s Bench of Alberta claiming wrongful termination and seeking severance in an amount approximating US$185,000. On May 3, 2013, the Company reached a settlement with the former employee and entered into a formal settlement and release of claims agreement. As consideration for full settlement and mutual release, the Company issued the former employee 200,000 shares of common stock of the Company, valued at $0.40 per share or $80,000, and paid $50,000 during the nine months ended January 31, 2014, respectively.

(c) The Company is from time to time involved in legal proceedings in the ordinary course of business. It does not believe that any of these claims and proceedings against it is likely to have, individually or in the aggregate, a material adverse effect on its financial condition or results of operations.

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

Forward Looking Statements

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements, as well as information relating to the plans of our current management and should be read in conjunction with the accompanying condensed consolidated financial statements and their related notes included in this Report. References in this section to “we,” “us,” “our,” or the “Company” are to the consolidated business of Petro River Oil Corp. and its wholly owned and majority owned subsidiaries.

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

On December 12, 2013, the Company signed a Securities Purchase Agreement (the “Agreement”) with Petrol Lakes Holding Limited (“Petrol Lakes”). Pursuant to the terms of the Agreement, Petrol Lakes agreed to purchase: (i) 81,250,000 shares of the Company’s common stock, at a per share price of $0.08, for an aggregate purchase price of $6,500,000; and (ii) a warrant to purchase shares of the Company’s common stock. Under the terms of the warrant, Petrol Lakes may purchase up to 40,625,000 shares of the Company’s common stock at a per share price of $0.1356, for an aggregate purchase price of $6,500,000. The warrant, which is exercisable in whole or in part, will expire on December 12, 2015. The Company paid issuances costs of $650,000.

Under the Agreement, Petrol Lakes also has the right to appoint one director to the Company’s Board of Directors, which director shall remain on the Board at least through the first annual meeting of the Company after the one year anniversary of the Agreement. As of the date hereof, Petrol Lakes has not exercised this right.

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

Management concluded that for the period ended January 31, 2014, no impairments were necessary.

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

Results of Operations for the Three Months Ended January 31, 2014 compared to Three Months Ended January 31, 2013

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Three Months	Three Months
	Ended	Ended	Percent
	January 31, 2014	January 31, 2013	Change
Revenue and other income
Oil and natural gas sales	$117,713	$91,113	29%

Total Income	117,713	91,113	29%

Operating Expenses
Operating	85,983	30,535	182%
General and administrative	793,189	143,368	453%
Share based compensation	841,052	-	*** %
Depreciation, depletion and accretion	27,251	40,646	(33%)

Total Expenses	(1,747,475)	(214,549)	(714%)

Operating income (loss)	(1,629,762)	(123,436)	(1220%)

Other income (expenses)
Interest and other income	-	-	-%
Interest expense	-	(503,416)	(100%)

Total other income (expenses)	-	(503,416)	(100%)

Net income (loss)	$(1,629,762)	$(626,852)	(160%)
Earnings per share - basic and diluted	$0.00	$(0.00)

Oil Sales

During the three months ended January 31, 2014, the Company recognized $117,713 in oil and gas sales. Sales increased from $91,113 for the three months ended January 31, 2013. The marginal increase is primarily attributable to additional operating activity. The Company is currently raising additional capital in order to continue operating activities.

Operating Expenses

During the three months ended January 31, 2014, operating expenses were $85,983, as compared to operating expenses for three months ended January 31, 2013 of $30,535. The increase is primarily attributable to management deploying assets in order to generate oil and gas sales.

General and Administrative Expenses

General and administrative expenses for the three months ended January 31, 2014 were $793,189, as compared to $143,368 for the three months ended January 31, 2013. The increase is primarily attributable to the following changes:

	Three Months Ended	Three Months Ended
	January 31, 2014	January 31, 2013
Salaries and benefits	$56,758	$-
Professional fees	637,370	119,788
Office and administrative	96,979	22,513
Information technology	2,082	1,067

	$793,189	$143,368

The increases in general and administrative expenses are primarily attributable to the Company ramping up operations after the completion of the Share Exchange. This consists of increases in salary and benefits, insurance costs and other office expenses. In addition, the Company recorded a major increase in professional fees as a result of legal, accounting and audit fees associated with compliance with filing requirements. These increases are offset by a decrease in technology expenses as the Company ramped up its technological infrastructure during the three months ended January 31, 2013.

Share Based Compensation

During the three months ended January 31, 2014, the Company granted certain options in accordance with the following agreements:

Employment Agreements:

a)	Upon completion of the Share Exchange, the Company entered into an Employment Agreement with Scot Cohen, the Company’s Executive Chairman (the “Employment Agreement”). On November 20, 2013, the Company amended the Employment Agreement with Scot Cohen. Based on this amendment, the Company granted Mr. Cohen 41,666,667 fair value options to purchase an equal amount of shares of common stock of the Company. The options have a term of 10 years and an exercise price of $0.059. These options will vest in five equal installments, with the first 20% vesting immediately upon grant (as consideration for the service period from April 29, 2013 to November 20, 2013), and the remaining options vesting in four equal installments on the anniversary of the grant date.

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; Exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $2,006,227. For the three and nine months ended January 31, 2014, the Company expensed $59,947 and $478,197, respectively, to general and administrative expenses.

b)	On November 22, 2013, Petro River Oil Corp. entered into an employment agreement with Ruben Alba. Under the terms of this agreement, Mr. Alba will receive an annual base salary of $120,000. Mr. Alba was also granted 12,500,000 stock options of the Company pursuant to the Company’s 2012 Equity Compensation Plan (the “Plan”), to vest in five equal installments. The first installment vested immediately upon granting. The final four installments will vest on the anniversaries of the initial grant date, subject to the following conditions: (i) the adoption by the Company of an amendment to the Plan, approved by a vote of the shareholders of the Company, to increase the number of shares permitted to be granted under the Plan, and to put in place a stock option grant limitation in accordance with §162(m) of the Internal Revenue Code of 1986, as amended; and (ii) Mr. Alba’s continued employment with the Company.

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; Exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $575,839. For the three and nine months ended January 31, 2014, the Company expensed $137,255 to general and administrative expenses.

c)	On November 22, 2013, the Company entered into an employment agreement with Gary Williky, who was appointed Executive Vice President of Business Development of the Company on November 20, 2013. Under the terms of this agreement, Mr. Williky will receive an annual base salary of $120,000. Mr. Williky was also granted 6,250,000 stock options of the Company pursuant to the Plan, to vest in five equal installments. The first installment vested immediately upon granting. The final four installments will vest on the anniversaries of the initial grant date, subject to the following conditions: (i) the adoption by the Company of an amendment to the Plan, approved by a vote of the shareholders of the Company, to increase the number of shares permitted to be granted under the Plan, and to put in place a stock option grant limitation in accordance with §162(m) of the Internal Revenue Code of 1986, as amended; and (ii) Mr. Williky’s continued employment with the Company.

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; Exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $287,919. For the three and nine months ended January 31, 2014, the Company expensed $68,627 to general and administrative expenses.

d)	On November 25, 2013, the Company entered into an employment agreement with Luis Vierma. Under the terms of this agreement, Mr. Vierma will receive an annual base salary of $84,000. Mr. Vierma was also granted 6,250,000 stock options of the Company pursuant to the Plan, to vest in five equal installments. The first installment vested immediately upon granting. The final four installments will vest on the anniversaries of the initial grant date, subject to the following conditions: (i) the adoption by the Company of an amendment to the Plan, approved by a vote of the shareholders of the Company, to increase the number of shares permitted to be granted under the Plan, and to put in place a stock option grant limitation in accordance with §162(m) of the Internal Revenue Code of 1986, as amended; and (ii) Mr. Vierma’s continued employment with the Company.

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; Exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $287,919. For the three and nine months ended January 31, 2014, the Company expensed $68,627 to general and administrative expenses.

e)	On November 26, 2013, the Company entered into a consulting agreement with Brio Financial Group (“Brio”) and its Managing Member, David Briones, was appointed the Chief Financial Officer of the Company on August 15, 2013. Under the terms of this agreement, Brio will receive a monthly consulting fee of $7,500, as well as a grant of 750,000 stock options of the Company pursuant to the Plan. The options will vest in six installments. The first 125,000 options vested immediately upon execution of the consulting agreement, and the remaining 5 installments will vest monthly, on the 26th of each subsequent month.

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; Exercise price of $0.059; expected volatility of 65%; and a discount rate of 0.12%. The grant date fair value of the award was $8,764. For the three and nine months ended January 31, 2014, the Company expensed $3,408 to general and administrative expenses.

f)	On November 27, 2013, the Company entered into an employment agreement with Daniel Smith. Under the terms of this agreement, Mr. Smith will receive an annual base salary of $120,000. Mr. Smith was also granted 12,500,000 stock options of the Company pursuant to the Company’s 2012 Equity Compensation Plan (the “Plan”), to vest in five equal installments. The first installment vested immediately upon granting. The final four installments will vest on the anniversaries of the initial grant date, subject to the following conditions: (i) the adoption by the Company of an amendment to the Plan, approved by a vote of the shareholders of the Company, to increase the number of shares permitted to be granted under the Plan, and to put in place a stock option grant limitation in accordance with §162(m) of the Internal Revenue Code of 1986, as amended; and (ii) Mr. Smith’s continued employment with the Company.

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; Exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $575,839. For the three and nine months ended January 31, 2014, the Company expensed $137,255 to general and administrative expenses.

Board of Director Grants:

On November 20, 2013, the Company’s Board of Directors authorized the grants of 3,389,893 stock options to four members of the Board. The option grants have an exercise price equal to the closing price of shares of the Company’s common stock as of the date of the grant. All options granted vested immediately upon grant and have a maturity of ten years.

The Company computed the economic benefit of the grants as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; Exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the awards were $147,442. For the three and nine months ended January 31, 2014, the Company expensed $147,442 to general and administrative expenses.

Advisor Grants:

On November 20, 2013, the Board of Directors authorized the grant of fair value option grants to two consultants. The option grants have an exercise price equal to the closing price of shares of the Company’s common stock as of the date of the grant. One consultant was granted 2,333,333 fair value options and the second consultant was granted 1,833,333 fair value options. All options granted vested immediately upon grant and mature in ten years.

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; Exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the awards was $218,491. For the three and nine months ended January 31, 2014, the Company expensed $218,491 to general and administrative expenses.

Interest Expense

Interest expense is related to the interest on the notes payable issued during the year ended December 31, 2012, prior to the change in fiscal year end and prior to the Share Exchange. Interest was $0 for three months ended January 31, 2014 as compared to $503,416 for the three months January 31, 2013. The decrease in interest expense is primarily attributable to the Company accruing interest for the entire period ended July 31, 2012 and converting the notes at the time of the Share Exchange.

Results of Operations for the Nine Months Ended January 31, 2014 compared to Nine Months Ended January 31, 2013

The following table sets forth certain information relating to our results of operations, and our condensed consolidated statements of operations as a percentage of net revenue, for the periods indicated:

	Nine Months	Nine Months
	Ended	Ended	Percent
	January 31, 2014	January 31, 2013	Change
Revenue and other income
Oil and natural gas sales	$309,806	$101,450	205%

Total Income	309,806	101,450	205%

Operating Expenses
Operating	232,694	80,542	189%
General and administrative	2,036,111	520,851	291%
Share based compensation	1,315,349	-	*** %
Depreciation, depletion and accretion	80,279	84,546	(5%)

Total Expenses	(3,664,433)	(685,939)	434%

Operating loss	(3,354,627)	(584,489)	474%

Other income (expenses)
Interest and other income	3,245	-	*** %
Interest expense	(5)	(1,363,061)	(100%)

Total other income (expenses)	3,240	(1,363,061)	(100%)

Net Loss	(3,351,387)	(1,947,550)	72%
Earnings per share - basic and diluted	(0.00)	(0.00)

Oil Sales

During the nine months ended January 31, 2014, the Company recognized $309,806 in oil and gas sales. Sales increased from $101,450 for the nine months ended January 31, 2013. The increase is primarily attributable to sales from acquired wells. The Company was just beginning to commence operations during the period ended January 31, 2013. The Company is currently raising additional capital in order to continue operating activities.

Operating Expenses

During the nine months ended January 31, 2014, operating expenses were $232,694, as compared to operating expenses for nine months ended January 31, 2013 of $80,542. The increase in operating expenses is primarily attributable to the Company newly commencing operations during 2012.

General and Administrative Expenses

General and administrative expenses for the nine months ended January 31, 2014 were $2,036,111, as compared to $520,851 for the nine months ended January 31, 2013. The increase is primarily attributable to the following changes:

	Nine Months Ended	Nine Months Ended
	January 31, 2014	January 31, 2013
Salaries and benefits	$44,978	$-
Professional fees	1,720,034	362,775
Office and administrative	265,339	80,700
Information technology	5,760	77,376

	$2,036,111	$520,851

The increases in general and administrative expenses are primarily attributable to the Company ramping up operations after the completion of the Share Exchange. This consists of increases in salary and benefits, insurance costs and other office expenses. In addition, the Company recorded a major increase in professional fees as a result of legal, accounting and audit fees associated with the Share Exchange and remaining compliant with required filings. These increases are offset by a decrease in technology expenses as the Company ramped up its technological infrastructure during the nine months ended January 31, 2013.

Liquidity and Capital Resources

At January 31, 2014, the Company had working capital of approximately $8.3 million but has incurred losses since inception and utilized cash in its operating activities. In addition, the Company has a limited operating history. At January 31, 2014, the Company had cash and cash equivalents of approximately $9.2 million. Management believes that the current level of working capital is sufficient to maintain operations for at least the next 12 months. Management intends to continue to raise capital through debt and equity instruments in order to achieve its business plans.

Our current capital and our other existing resources are sufficient to provide working capital through at least the end of 2014. We will require additional capital to continue to operate our business and to further expand our exploration and development programs. We may be unable to obtain additional capital required. Furthermore, inability to maintain capital may damage our reputation and credibility with industry participants. Our inability to raise additional funds when required may have a negative impact on our consolidated results of operations and financial condition.

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

Operating Activities

The Company used $2,062,904 in operating activities during the nine months ended January 31, 2014, as compared to using $607,265 during the nine months ended January 31, 2013. The Company incurred a net loss during the nine month period ended January 31, 2014 of $3,351,387 as compared to a net loss of $1,947,550 during the nine months ended January 31, 2013. The net loss for the nine month period ended January 31, 2014 is inclusive of share based compensation of $1,315,349.

Investing Activities

During the nine months ended January 31, 2014, the Company incurred $285,383 of expenditures on oil and gas assets compared to $9,440,913 during the comparable nine months ended January 31, 2013. In addition, the Company issued $950,000 in demand loans during the nine months ended January 31, 2013.

Financing Activities

During the nine months ended January 31, 2014, the Company had $5.85 million in cash provided by financing activities as compared to $12,779,983 in cash provided by financing activities during the nine months ended January 31, 2013.

On December 12, 2013, the Company signed a Securities Purchase Agreement (the “Agreement”) with Petrol Lakes Holding Limited (“Petrol Lakes”). Pursuant to the terms of the Agreement, Petrol Lakes agreed to purchase: (i) 81,250,000 shares of the Company’s common stock, at a per share price of $0.08, for an aggregate purchase price of $6,500,000; and (ii) a warrant to purchase shares of the Company’s common stock. Under the terms of the warrant, Petrol Lakes may purchase up to 40,625,000 shares of the Company’s common stock at a per share price of $0.1356, for an aggregate purchase price of $6,500,000. The warrant, which is exercisable in whole or in part, will expire on December 12, 2015. The Company paid issuances costs of $650,000.

Under the Agreement, Petrol Lakes also has the right to appoint one director to the Company’s Board of Directors, which director shall remain on the Board at least through the first annual meeting of the Company after the one year anniversary of the Agreement. As of the date hereof, Petrol Lakes has not exercised this right.

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

B. Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s management, with the participation of its principal executive and principal financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation and solely due to the unremediated material weaknesses described above, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were not effective for the purpose for which they were designed as of the end of such period. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the unremediated material weaknesses previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented, in accordance with accounting principles generally accepted in the U.S, notwithstanding the unremediated weaknesses.

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

In addition, the landlord has previously claimed that the Company owes monthly rent for the premises from January 2010 to June 30, 2010 in the amount of $247,348 and has claimed that, as a result of the alleged default, pursuant to the terms of the lease, the Company owes three months accelerated rent in the amount of $114,837. The landlord has previously also asserted that the Company would be liable for an amount up to the full lease obligation of $1,596,329 which otherwise would have been due as follows:

Year Ended April 30
2011	$473,055
2012	473,055
2013	473,055
2014	177,164
Total	$1,596,329

On January 30, 2014, the landlord filed a Statement of Claim against the Company in the amount aggregating approximately $759,000. The Company is currently assessing the current revised claim and has until March 31, 2014 to respond. At which time it plans to aggressively challenge such claims.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

(a) There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b) There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during the quarter ended January 31, 2014.

ITEM 6. EXHIBITS.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Description of Exhibit

3.1(1)	Certificate of Incorporation of the Company

3.2(1)	Bylaws of the Company

10.1(2)	Amendment No. 1 to Employment Agreement of Scot Cohen, dated November 20, 2013

10.2(3)	Employment Agreement, dated November 22, 2013, by and between Petro River Oil Corp. and Ruben Alba

10.3(3)	Employment Agreement, dated November 22, 2013, by and between Petro River Oil Corp. and Gary Williky

10.4(3)	Employment Agreement, dated November 25, 2013, by and between Petro River Oil Corp. and Luis Vierma

10.5(3)	Consulting Agreement, dated November 26, 2013, by and between Petro River Oil Corp. and David Briones

10.6(3)	Employment Agreement, dated November 27, 2013, by and between Petro River Oil Corp. and Daniel Smith

10.7(4)	Securities Purchase Agreement, dated December 12, 2013, by and between Petro River Oil Corp. and Petrol Lakes Holding Limited

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 13, 2012.
(2)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on November 22, 2013.
(3)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on November 27, 2013.
(4)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on December 16, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO RIVER OIL CORP.

Date: March 17, 2014	By:	/s/ Scot Cohen
Scot Cohen
Executive Chairman

	By:	/s/ David Briones
David Briones
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1(1)	Certificate of Incorporation of the Company

3.2(1)	Bylaws of the Company

10.1(2)	Amendment No. 1 to Employment Agreement of Scot Cohen, dated November 20, 2013

10.2(3)	Employment Agreement, dated November 22, 2013, by and between Petro River Oil Corp. and Ruben Alba

10.3(3)	Employment Agreement, dated November 22, 2013, by and between Petro River Oil Corp. and Gary Williky

10.4(3)	Employment Agreement, dated November 25, 2013, by and between Petro River Oil Corp. and Luis Vierma

10.5(3)	Consulting Agreement, dated November 26, 2013, by and between Petro River Oil Corp. and David Briones

10.6(3)	Employment Agreement, dated November 27, 2013, by and between Petro River Oil Corp. and Daniel Smith

10.7(4)	Securities Purchase Agreement, dated December 12, 2013, by and between Petro River Oil Corp. and Petrol Lakes Holding Limited

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 13, 2012.
(2)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on November 22, 2013.
(3)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on November 27, 2013.
(4)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on December 16, 2013.

