Form 10-K
period 2014-04-30
Petro River Oil Corp.
filed 2014-08-13
CIK 1172298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

or

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of October 31, 2013 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,889,195 based on closing price as reported on Bloomberg.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2014
Common Stock, $0.00001 par value per share	818,567,746 shares

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

PART I

ITEM 1. BUSINESS

Petro River Oil Corp (the “Company”) is an enterprise engaged in the exploration and exploitation conventional and unconventional oil and gas assets with a focus on drilling, completion, recompletions and applying modern technologies. September 7, 2012 a shareholder meeting was held to amend the Articles of the Corporation to change the name of the Company from Gravis Oil Corporation to Petro River Oil Corp. The Company’s principal administrative office is located in Houston, Texas and its principal operations currently focused on the Mississippi Lime Play. Unless the context otherwise requires, all references in this report to “Petro,” “our,” “us,” and “we” refer to Petro River Oil Corp.

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

Petro River Oil LLC (“Petro”) was incorporated under the laws of the State of Delaware on March 3, 2011. Through proceeds received from the issuance of various promissory notes, on February 1, 2012 Petro purchased various interests in oil and gas leases, wells, records, data and related personal property located along the Mississippi Lime play in the state of Kansas from Metro Energy Corporation (“Metro”), a Louisiana company and other interrelated entities, which were in financial distress. These assets were purchased through a court approved order as Metro was undergoing Chapter 11 Bankruptcy proceedings as a Debtor-In-Possession of these various oil and gas assets. Petro purchased these assets for cash considerations of $2,000,000 as well as a 25% non-managing membership interest in the company. Subsequent to the Metro purchase the Company engaged Energy Source Advisors to renew a number of the leases acquired in the Metro purchase and to lease additional acreage. As a result of the asset purchase from Metro and the completion of the additional lease renewals and additional acreage purchases, the Company obtained a total of 115,000 gross/85,000 net acres of leases, having unproven reserves at the time of acquisition, in the Mississippi Lime play in Southeast Kansas for total cost of $12.2 million. As of April 30, 2014 and 2013, the Company had no proven reserves.

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

Strategy

Our business strategy is to acquire working interests in oil and gas producing areas. We believe such opportunities exist domestically and internationally. We also believe that these opportunities have considerable future potential for the development of proven oil and gas reserves. Such new reserves might come from the development of existing but as yet undeveloped and/or unproved reserves as well as from future success in exploration.

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

Research and Development

We do not currently, and did not previously, have any research and development policies in place. The Company formed Petro Spring, LLC, a wholly owned subsidiary, on December 12, 2013, to begin to focus on technology solutions. As of April 30, 2014, no funds were expended by our Company on research and development activities.

Employees

At April 30, 2014 we employed 7 employees.

Geographical Area of the Company’s Business

The principal market that we compete in is the North American energy market, specifically the North American oil market. The Company is currently contemplating expansion in to international energy markets.

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

We incurred a net loss of $8,953,529 for the year ended April 30, 2014. To date, we have acquired interests in oil and gas properties, but have not established a project on any of our properties that generates commercial revenues. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

As our Kansas and Missouri properties are in early stages of development, we may not be able to establish commercial reserves on these projects. Exploration for commercial reserves of oil is subject to a number of risk factors. Few of the properties that are explored are ultimately developed into producing oil and/or gas fields. To April 30, 2014, only a portion of the reserves associated with the Missouri Marmaton River and Grassy Creek projects are classified as developed and production activities have been suspended since September 2011. Management determined that these properties were impaired and continues to seek funding so that the Company can consider future development of its heavy oil properties. We may not be able to establish commercial reserves and it is therefore considered to be an exploration stage company.

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

We had cash and cash equivalents at April 30, 2014 of $8,352,949, as compared to $5,703,082 at April 30, 2013. At April 30, 2014, we had a working capital of approximately $7.5 million. Management believes that the current level of working capital is sufficient to maintain current operations in Kansas and Missouri as well as the planned added operations for the next 12 months. Management intends to continue to raise capital through debt and equity instruments.

Strategic relationships upon which we may rely are subject to change, which may diminish our ability to conduct our operations.

Our ability to successfully acquire additional properties, to discover and develop reserves, to participate in drilling opportunities and to identify and enter into commercial arrangements with customers will depend on developing and maintaining close working relationships with industry participants and on our ability to select and evaluate suitable properties and to consummate transactions in a highly competitive environment. These realities are subject to change and may impair our ability to grow.

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

The Company currently has no proven reserves. These unproved property costs include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and in process exploration drilling costs. All costs excluded are reviewed at least annually to determine if impairment has occurred. In the future, our results of operations and the ceiling on the carrying value of our oil and gas properties are dependent on the estimated present value of proved reserves, which depends on the prevailing prices for oil and gas, which are and are likely to continue to be volatile. Recent world events have significantly increased oil and gas prices, but we cannot assure that such prices will continue. Various factors beyond our control affect prices of oil and natural gas, including political and economic conditions; worldwide and domestic supplies of and demand for oil and gas; weather conditions; the ability of the members of the Organization of Petroleum Exporting Countries to agree on and maintain price and production controls; political instability or armed conflict in oil-producing regions; the price of foreign imports; the level of consumer demand; the price and availability of alternative fuels; and changes in existing federal and state regulations. Current prices for oil are at or near historical highs, and any significant decline in oil or gas prices could have a material adverse effect on our operations, financial condition, and level of development and exploration expenditures and could result in a reduction in the carrying value of our oil and gas properties. Any decline in prices would cause a reduction in the amount of any reserves and, in turn, in the amount that we might be able to borrow to fund development and acquisition activities. To date, we do not believe that the lack of reserves has hindered our efforts to obtain the capital we have sought.

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

Our internal controls over financial reporting have been determined to not be effective, which could have a significant and adverse effect on our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Missouri

At April 30, 2014, the Company’s Missouri lease holdings totaled 1,272 gross acres with a 98.4% working interest.

On separate pilot projects at Deerfield, the Company built two 500 barrel of oil per day steam drive production facilities (Marmaton River and Grassy Creek) comprised of 116 production wells, 39 steam injection wells and 14 service and observation wells. Throughout the Deerfield area, the predecessor Company has drilled 73 exploration/delineation wells with a 67% success rate.

As of April 30, 2014 and 2013, all Missouri assets were carried at salvage value, since the Company’s current business plans do not contemplate raising the necessary capital to develop these properties. The company is in current discussions with third parties to use the acreage as a testing site for heavy oil solutions with contemplated profit sharing opportunities.

Kentucky

As a result of the Share Exchange, the Company acquired Kentucky lease holdings which include a 37.5 % working interest in 27,150 unproved gross acres (10,181 net acres). At April 30, 2014 the Kentucky lease holdings acquired as a result of the share exchange have expired.

Montana

As of April 30, 2014, the Montana leasehold in the Devils Basin prospect have expired.

As April 30, 2013, the assets were carried at salvage value. During the year ended April 30, 2014, management fully impaired the asset to zero as a result of the leases expiring.

Kansas

The Company has 105,277 gross/80,225 net acres in the Mississippi Lime play. The Company also acquired over 60 square miles of proprietary 3D seismic data over prospective Mississippi Lime acreage in the same area.

The acquisition of the Mississippi Lime play oil and gas assets for $12.2 million in 2012, consisted of a 100% interest in 120 oil and gas leases which cover approximately 85,000 gross mineral acres located in various counties in the state of Kansas. During the year ended April 30, 2014, the period January 1, 2013 to April 30, 2013 and for the period February 2, 2012 (commencement of operations) to December 31, 2012, the Company capitalized approximately an additional $327,002, $98,764 and $12,191,965 of Kansas oil and gas expenditures.

As of April 30, 2014, management engaged an independent third party to test the Kansas assets for impairment. Throughout the year, management was not aware of any impairment indicators, but during the annual impairment test, the third party specialist concluded that the Kansas assets were impaired by $4,638,973, principally due to comparable acreage values.

Other

Other property consists primarily of four used steam generators and related equipment that will be assigned to future projects. As of April 30, 2014 and 2013, management concluded that an impairment was not necessary because the assets are being carried at salvage value.

Operational and Project Review

The following table summarizes the costs incurred in oil and gas property acquisition, exploration, and development activities for the Company for the year ended April 30, 2014, the four months ended April 30, 2013 and for the period February 2, 2012 (Commencement of Operations) to December 31, 2012:

Cost	Missouri	Kentucky	Montana	Kansas	Other	Total
Balance, February 2, 2012	$-	$-	$-	$-	$-	$-
Additions	-	-	-	12,191,965	-	12,191,965
Asset retirement obligations	-	-	-	143,035	-	143,035
Depreciation and amortization	-	-	-	(80,481)	-	(80,481)
Balance December 31, 2012	-	-	-	12,254,519	-	12,254,519
Assets acquired in reverse merger	918,991	-	75,000	-	100,000	1,093,991
Additions	-	-	-	98,764	-	98,764
Excess purchase price paid	1,093,527	-	-	-	-	1,093,527
Impairment of excess purchase price	(1,093,527)	-	-	-	-	(1,093,527)
Depreciation and amortization	-	-	-	(24,185)	-	(24,185)
Balance April 30, 2013	918,991	-	75,000	12,329,098	100,000	13,423,089
Additions				327,002		327,002
Impairment of oil and gas assets	-	-	(75,000)	(4,638,973)	-	(4,713,973)
Depreciation and amortization	-	-	-	(94,526)	-	(94,526)
Balance April 30, 2014	$918,991	$-	$-	$7,922,601	$100,000	$8,941,592

The Company performed a test of oil and gas assets as of April 30, 2013, and concluded that the excess purchase price paid for its Missouri property exceeded it net realizable value, and as a result it recognized an impairment in the amount of $1,093,527. As of April 30, 2014, management performed a third party study of the oil and gas assets. Management concluded that the Montana assets were impaired by $75,000 and the Kansas assets were impaired by $4,638,973. The Company recorded a $4,713,973 impairment to the statement of operations during the year ended April 30, 2014.

Oil Wells, Properties, Operations, and Acreage

The following table sets forth the number of oil wells in which we held a working interest as of April 30, 2014 and 2013:

	Producing				Non-Producing
	April 30, 2014		April 30, 2013		April 30, 2014		April 30, 2013
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Kansas	5	2.5	5	2.5	37	34.5	37	34.5
Missouri (1)	-	-	-	-	117	117	117	117
Kentucky (1)	-	-	-	-	5	1.9	5	1.9
Montana (1)	-	-	-	-	-	-	-	-
Texas (1)	-	-	-	-	5	3.75	5	3.75
Total	5	2.5	5	2.5	164	157.15	164	157.15

(1)	We acquired the predecessor assets of Petro River Oil Corporation on April 23, 2013.

The following table sets forth the lease areas we have an interest in, by area, as of April 30, 2014 and 2013:

Project Areas	April 30, 2014		April 30, 2013
	Gross	Net	Gross	Net
Kansas	105,277	80,225	115,366	85,182
Missouri (1)	1,272	1,212	22,832	22,470
Kentucky (1)	-	-	27,150	10,181
Texas (1)	-	-	-	-
Montana (1)	-	-	1,175	881
Total	106,549	81,437	166,523	118,714

(1)	We have no plans for any further material expenditure on these properties as a result of the legal acquiror’s prior drilling results and a lack of resources.

Oil and Natural Gas Reserves

Oil and natural gas information is provided in accordance with the United States Financial Accounting Standards Board (“FASB”) Topic 932 - “Extractive Activities - Oil and Gas”.

Petro has no proven oil and gas reserves as of April 30, 2014 and 2013. The legal acquirer had proven reserves but had previously written down such reserves to net salvage value. As a result of the Share Exchange, the Company is carrying these reserves at net salvage value. The Company does not have any natural gas reserves. For the year ended April 30, 2013 the reports by GLJ Petroleum Consultants (“GLJ”) covered 100% of the Company’s oil reserves. The Company did not have any recorded reserves as of April 31, 2014 and 2013.

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

For the year ended April 30, 2014, the period ended April 30, 2013 and for the period February 2, 2012 (Commencement of Operations) through December 31, 2012

	2014	2013	2012
Production volumes:
Oil (Bbls)	3,187	1,706	-
Natural gas (Mcf)	28,550	19,276	-
Total (Boe)	7,946	4,919	-
Average realized prices:
Oil (per Bbl)	$93.60	$86.70	$-
Natural gas (per Mcf)	$3.10	$2.78	$-
Total per Boe	$45.82	$40.97	$-
Average production cost:
Total per Boe	$32.01	$39.65	$-

Drilling and Other Exploratory and Development Activities

As of April 30, 2014 and 2013, the Company did not have any drilling, exploratory or development activity.

ITEM 3. LEGAL PROCEEDINGS

In January 2010, the Company experienced a flood in its Calgary office premises as a result of a broken water pipe. There was significant damage to the premises rendering them unusable until remediation was completed by the landlord. Pursuant to the lease contract, the Company asserted that rent should be abated during the remediation process and accordingly, the Company ceased making rent payments in December 2009. During the remediation process, the Company engaged an independent environmental testing company to test for air quality and for the existence of other potentially hazardous conditions. The testing revealed the existence of potentially hazardous mold and the consultant provided specific written instructions for the effective remediation of the premises. During the remediation process, the landlord did not follow the consultant’s instructions to correct the potentially hazardous mold situation, and subsequently in June 2010, gave notice and declared the premises to be ready for occupancy. The Company re-engaged the consultant to re-test the premises and the testing results again revealed the presence of potentially hazardous mold. The Company determined that the premises were not fit for re-occupancy, considered the landlord to be in default of the lease, and considered the lease to be terminated.

The landlord disputed the Company’s position and gave notice that it considers the Company to be in default of the lease for failure to re-occupy the premises.

The landlord has previously claimed that the Company owed monthly rent for the premises from January 2010 to June 30, 2010 in the amount of $247,348 and as a result of the alleged default, pursuant to the terms of the lease, the Company owed three months accelerated rent in the amount of $114,837. The landlord previously also asserted that the Company would be liable for an amount up to the full lease obligation of $1,596,329 which otherwise would have been due as follows:

Year Ended April 30
2011	$473,055
2012	473,055
2013	473,055
2014	177,164
Total	$1,596,329

On January 30, 2014, the landlord filed a Statement of Claim with the Court of Queen’s Bench of Alberta against the Company in the approximate amount of $759,000. On March 26, 2014, the Company filed a Statement of Defence in which it challenged the allegations made by the landlord. The Company claims that the two year limitation period as defined under the “Limitations Act”, as established in Alberta, Canada, has been exceeded and therefore the Statement of Claim filed by the landlord should be barred in its entirety.

On March 15, 2013, a former employee of the Company (VP-Operations) commenced an action in the Court of Queen’s Bench of Alberta claiming wrongful termination and seeking severance in an amount approximating US$185,000. On May 3, 2013, the Company reached a settlement with the former employee and entered into a formal settlement and release of claims agreement. As consideration for full settlement and mutual release, the Company issued the former employee 200,000 shares of common stock of the Company, valued at $0.40 per share or $80,000, and paid $50,000 during the year ended April 30, 2014, respectively.

In September 2013, the Company was notified by the Railroad Commission of Texas (the “Commission”) that the Company was not in compliance with regulations promulgated by the Commission. The Company was therefore deemed to have lost its corporate privileges within the State of Texas and as a result, all wells within the state would have to be plugged. The Commission therefore collected $25,000 from the Company, which was originally deposited with the Commission, to cover a portion of the estimated costs of $88,960 to plug the wells. In addition to the above, the Commission also reserved its right to separately seek any remedies against the Company resulting from its noncompliance.

Petro River anticipates possible future litigation relating to the validity of its leasehold rights to one of its legacy assets, the Marmaton property, located in Missouri.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares have traded in the United States on the Over-the-Counter Bulletin Board exchange (OTC) under the symbol “PTRC”.

The following table sets forth the quarterly average high and low bid prices per share for our common stock for the two most recently completed fiscal years in the period that ended on April 30, 2014.

Fiscal Year Ended	Common Stock
	High	Low
April 30, 2014
First Quarter	$0.225	$0.215
Second Quarter	$0.035	$0.025
Third Quarter	$0.09	$0.085
Fourth Quarter	$0.065	$0.063

April 30, 2013
First Quarter	$0.115	$0.0021
Second Quarter	$0.094	$0.041
Third Quarter	$0.135	$0.022
Fourth Quarter	$0.500	$0.130

Holders

As of August 5, 2014, we had 318 holders of record of our registered common stock, and our common stock had a closing bid price of $0.05 per share.

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

None.

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

The Company is focused on developing its recently acquired Mississippi Lime acreage. Over the last 12 months the Company has continued to build out its leadership and technical team. Additionally, the Company has been in discussions with industry partners to capitalize and develop acreage in the Mississippi Lime. The Company continues to seek out joint venture partners and acquisition targets.

Projects related to our legacy heavy oil reservoirs are still in technical review but a determination has been made to continue testing pilot technologies and processes on the Missouri heavy oil assets. The Company has an extensive amount of technical and reservoir information on the Missouri positions. In Missouri, we are continuing to analyze reservoir data and testing results. The data is being utilized in the understanding and test phases to develop an economic heavy oil production reserve base.

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

For the Year ended April 30, 2014 and the Period January 1, 2013 to April 30, 2013 and for the Period February 2, 2012 (Commencement of Operations) to December 31, 2012:

			For the Period
		For the Four	February 2, 2012
	For the Year	Month Period	(Commencement of
	Ended	January 1, 2013 to	Operations)
	April 30, 2014	April 30, 2013	to December 31, 2012
Operations
Revenues
Oil and natural gas sales	$372,179	$184,676	$16,901
Total Revenues	372,179	184,676	16,901

Operating Expenses
Operating	286,507	144,439	82,663
General and administrative	4,195,437	623,136	526,460
Depreciation and accretion	153,108	29,304	80,481
Impairment of oil and gas assets	4,713,973	-	-
Impairment of excess purchase price	-	1,093,527	-
Gain on settlement of liability	(20,069)	-	-
Total Expenses	9,328,956	1,890,406	689,604

Operating loss	(8,956,777)	(1,705,730)	(672,703)

Other income (expenses)
Interest and other income	3,253	5,174	34,658
Interest expense and amortization of debt discount	(5)	(619,178)	(1,277,572)
Total other income (expenses)	3,248	(614,004)	(1,242,914)

Net Loss	$(8,953,529)	$(2,319,734)	$(1,915,617)

Net Loss per Common Share
Basic and Diluted	$(0.01)	$(0.00)	$(0.00)

Oil Sales

During the year ended April 30, 2014, the Company recognized $372,179 in oil and gas sales. The Company had $253,779 in oil sales and $118,400 in gas sales during the period. Sales were $184,676 for the period January 1, 2013 to April 30, 2013. Sales were $16,901 for the period February 2, 2012 (inception) to December 31, 2012. The Company continues to recognize minimal sales. The Company is focused on raising capital in order to execute the business plan, as a result the Company is yet to generate material oil and gas sales.

Interest and Other Income

During the year ended April 30, 2014 interest and other income of $3,253 consisted mainly of interest on cash balances, as compared interest and other income for period January 1, 2013 to April 30, 2013 of $5,174 from the cash balances. For period February 2, 2012 (inception) to December 31, 2012 of $34,658 which consisted mainly of interest earned on 10% demand notes to a related party. As of the date of the share exchange agreement, these demand loans were eliminated in the consolidation.

Operating Expenses

During the year ended April 30, 2104, operating expenses were $286,507, as compared to operating expenses of $144,439 for the period January 1, 2013 to April 30, 2013 and $82,663 for the period February 2, 2012 to December 31, 2012. The increases in operating expenses are primarily attributable to a full year of operations for the Company as of April 30, 2014 and newly commenced operations during 2012. As of April 30, 2014, management performed a third party study of the oil and gas assets. Management concluded that the Montana assets was impaired by $75,000 and the Kansas assets were impaired by $4,638,973. We recorded a $4,713,973 impairment to the statement of operations during the year ended April 30, 2014. We performed a test of oil and gas assets as of April 30, 2013, and concluded that the excess purchase price paid for its Missouri property exceeded it net realizable value, and as a result it recognized an impairment in the amount of $1,093,527.

For the year ended April 30, 2014, the Company recorded a gain on the settlement of liability of $20,069 for an outstanding liability with a vendor.

General and Administrative Expenses

General and administrative expenses for the year ended April 30, 2014 were $4,195,437, as compared to $623,136 for the period January 1, 2013 to April 30, 2013 and $526,460 for the period February 2, 2012 to December 31, 2012. The increases are primarily attributable to the Company operating for a full year compared to the prior year and the newly commenced operations during 2012. The changes are outlined below:

	For the Year Ended	For the Period January 1, 2013	For the Period February 2, 2012
	April 30, 2014	to April 30, 2013	To December 31, 2012
Salaries and benefits	$2,128,463	$133,391	$-
Professional fees	1,630,781	432,161	379,609
Office and administrative	427,890	57,499	64,076
Information technology	8,303	85	82,775

	$4,195,437	$623,136	$526,460

The increases in general and administrative expenses are primarily attributable to the Company ramping up operations after the completion of the Share Exchange and conducting operations for a full year. This consists of increases in salary and benefits, insurance costs and other office expenses. Salary and benefits include non-cash stock-based compensation of $1,501,766. In addition, the Company recorded a major increase in professional fees as a result of legal, accounting and audit fees associated with the Share Exchange and remaining compliant with required filings.

During the year ended April 30, 2014, the Company granted certain options in accordance with the following agreements:

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

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $2,006,227. For the year ended April 30, 2014, the Company expensed non-cash stock-based compensation of $576,034, respectively, to general and administrative expenses.

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

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $575,839. For the year ended April 30, 2014, the Company expensed non-cash stock-based compensation of $165,337 to general and administrative expenses.

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

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $287,919. For the year ended April 30, 2014, the Company expensed non-cash stock-based compensation of $82,668 to general and administrative expenses.

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

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $287,919. For the year ended April 30, 2014, the Company expensed non-cash stock-based compensation of $82,668 to general and administrative expenses.

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

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 65%; and a discount rate of 0.12%. The grant date fair value of the award was $8,764. For the year ended April 30, 2014, the Company expensed non-cash stock-based compensation of $7,742 to general and administrative expenses.

f)	On November 27, 2013, the Company entered into an employment agreement with Daniel Smith. Under the terms of this agreement, Mr. Smith will receive an annual base salary of $120,000. Mr. Smith was also granted 12,500,000 stock options of the Company pursuant to the Company’s Plan to vest in five equal installments. The first installment vested immediately upon granting. The final four installments will vest on the anniversaries of the initial grant date, subject to the following conditions: (i) the adoption by the Company of an amendment to the Plan, approved by a vote of the shareholders of the Company, to increase the number of shares permitted to be granted under the Plan, and to put in place a stock option grant limitation in accordance with §162(m) of the Internal Revenue Code of 1986, as amended; and (ii) Mr. Smith’s continued employment with the Company.

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $575,839. For the year ended April 30, 2014, the Company expensed non-cash stock-based compensation of $165,337 to general and administrative expenses.

Board of Director Grants:

On November 20, 2013, the Company’s Board of Directors authorized the grants of 3,389,832 stock options to four members of the Board. The option grants have an exercise price equal to the closing price of shares of the Company’s common stock as of the date of the grant. All options granted vested immediately upon grant and have a maturity of ten years.

The Company computed the economic benefit of the grants as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the awards were $147,442. For the year ended April 30, 2014, the Company expensed $147,442 to general and administrative expenses.

Impairment of oil and gas assets

As of April 30, 2014, management performed an impairment test of the oil and gas assets. All Montana leases expired during the year ended April 30, 2014, and as a result, management fully impaired the Montana assets by $75,000. In addition, management engaged an independent third party to test the Kansas assets for impairment. Throughout the year, management was not aware of any impairment indicators, but during the annual impairment test, the third party specialist concluded that the Kansas assets were impaired by $4,638,973, principally due to comparable acreage values.

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

Interest expense

Interest was $5 for the year ended April 30, 2014 as compared to $619,178 for the period January 1, 2013 to April 30, 2013. The decrease in interest expense is primarily attributable to the Company converting the notes and accrued interest to shares of common stock on April 23, 2013. Interest expense for the period January 1, 2013 to April 30, 2013 decreased from $1,277,572 for the period February 2, 2012 to December 31, 2012. The decrease in interest expense is primarily attributable to the Company incurring interest for the entire period ended December 31, 2012, as compared to only incurring interest for four months during the period ended April 30, 2013.

Liquidity and Capital Resources

At April 30, 2014, the Company had working capital of approximately $7.5 million and has incurred losses since it commenced operations and utilized cash in its operating activities to date. In addition, Petro has a limited operating history. At April 30, 2014, the Company had cash and cash equivalents of approximately $8.4 million. Management believes that the current level of working capital is sufficient to maintain operations for at least the next 12 months. Management intends to continue to raise capital through debt and equity instruments in order to achieve its business plans.

Our current capital and our other existing resources are sufficient to provide working capital for the balance of fiscal year 2015. We will require additional capital to continue to operate our business and to further expand our exploration and development programs. We may be unable to obtain additional capital required. Furthermore, inability to maintain capital may damage our reputation and credibility with industry participants. Our inability to raise additional funds when required may have a negative impact on our consolidated results of operations and financial condition.

The Company is focused on developing its recently acquired Mississippi Lime acreage. Over the last 12 months the Company has continued to build out its leadership and technical team. Additionally, the Company has been in discussions with industry partners to capitalize and develop acreage in the Mississippi Lime. The Company continues to seek out joint venture partners and acquisition targets.

Projects related to our legacy heavy oil reservoirs are still in technical review but a determination has been made to continue to testing pilot technologies and processes on the Missouri heavy oil assets. The Company has an extensive amount of technical and reservoir information on the Missouri positions. In Missouri, we are continuing to analyze reservoir data and testing results. The data is being utilized in the understanding and test phases to develop an economic heavy oil production reserve base.

The ultimate goal of the management is to maximize shareholder value. Specific targets include: increasing production by developing its acreage, increasing profitability margins by evaluating and optimizing its production, and executing its business plan to increase property values, reserves, and expanding our asset base.

Operating Activities

The Company used $2,873,131 in operating activities during the year ended April 30, 2014, as compared to using $670,248 in operating activities during the four months ended April 30, 2013. The Company incurred a net loss during the year ended April 30, 2014 of $8,953,529 as compared to a loss of $2,319,734 for the four month period ended April 30, 2013. The Company used $511,924 in operating activities and incurred a net loss of $1,915,617 during the period from February 2, 2012 (Commencement of Operations) to December 31, 2012.

Investing Activities

During the year ended April 30, 2014, the Company incurred $327,002 of expenditures on oil and gas assets compared to $98,764 during the period January 1, 2013 to April 30, 2013. During the period February 2, 2012 (Commencement of Operations) to December 31, 2012, the Company incurred $13,016,965 of expenditures on oil and gas assets. In addition, during the period from February 2, 2012 (Commencement of Operations) to December 31, 2012, the Company loaned Petro River Corp $825,000 in demand promissory notes. The notes were eliminated at the time of the Share Exchange.

Financing Activities

During the year ended April 30, 2014, the Company had $5,850,000 in cash provided by financing activities as compared to $0 in cash provided by financing activities during the period January 1, 2013 to April 30, 2013. During the period February 2, 2012 to December 31, 2012, the Company had $20,000,983 in cash provided by financing activities. During that period Petro sold and issued $19,999,983 in 10% notes payable to investors. On April 23, 2013, the notes were fully diluted into shares of common stock as part of the share exchange transaction. In addition, Petro River Members contributed $1,000 during the period from February 2, 2012 (Commencement of Operations) to December 31, 2012.

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

Capitalization

The number of outstanding shares and the number of shares that could be issued if all convertible instruments are converted to shares is as follows:

As of	April 30, 2014	April 30, 2013
Common shares	818,567,746	737,117,746
Stock Options	88,038,281	290,000
Stock Purchase Warrants	40,625,000	-
Compensation Warrants	-	230,000
	947,231,027	737,637,746

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 3 to the annual consolidated financial statements for the year ended April 30, 2014 and the four month period ended April 30, 2013 and for the period February 2, 2012 (inception) to December 31, 2012 respectively. The consolidated financial statements are prepared in conformity with U.S. GAAP.

The accounting policies set out in note 3 have been applied consistently to all periods presented in these audited consolidated financial statements.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include volumes of oil and natural gas reserves, abandonment obligations, impairment of oil and natural gas properties, depreciation and accretion, income taxes, fair value of financial instruments, and contingencies.

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

Following the discovery of reserves and the commencement of production, the Company will compute depletion of oil and natural gas properties using the unit-of-production method based upon production and estimates of proved reserve quantities. Costs associated with unproved properties are excluded from the depletion calculation until it is determined whether or not proved reserves can be assigned to such properties. Unproved properties are assessed for impairment annually. Significant properties are assessed individually.

The Company assesses all items classified as unproved property on an annually basis for possible impairment. The Company assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: land relinquishment; intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate impairment, the related exploration costs incurred are transferred to the full cost pool and are then subject to depletion and the ceiling limitations on development oil and natural gas expenditures.

Proceeds from the sale of oil and gas assets are applied against capitalized costs, with no gain or loss recognized, unless a sale would alter the rate of depletion and depreciation by 25 percent or more.

Significant changes in these factors could reduce our estimates of future net proceeds and accordingly could result in an impairment of our oil and gas assets. Management will perform annual assessments of the carrying amounts of its oil and gas assets as additional data from ongoing exploration activities becomes available.

As of April 30, 2014, management performed a third party study of the oil and gas assets. Management concluded that the Montana assets was impaired by $75,000 and the Kansas assets were impaired by $4,638,973. The Company recorded a $4,713,973 impairment to the statement of operations during the year ended April 30, 2014.

Off-Balance Sheet Arrangements

None.

Related Party Transactions

Employment Agreements

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

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $2,006,227. For the year ended April 30, 2014, the Company expensed $576,034, respectively, to general and administrative expenses.

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

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $575,839. For the year ended April 30, 2014, the Company expensed $165,337 to general and administrative expenses.

c)	On November 22, 2013, the Company entered into an employment agreement with Gary Williky November 20, 2013. Under the terms of this agreement, Mr. Williky will receive an annual base salary of $120,000. Mr. Williky was also granted 6,250,000 stock options of the Company pursuant to the Plan, to vest in five equal installments. The first installment vested immediately upon granting. The final four installments will vest on the anniversaries of the initial grant date, subject to the following conditions: (i) the adoption by the Company of an amendment to the Plan, approved by a vote of the shareholders of the Company, to increase the number of shares permitted to be granted under the Plan, and to put in place a stock option grant limitation in accordance with §162(m) of the Internal Revenue Code of 1986, as amended; and (ii) Mr. Williky’s continued employment with the Company.

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $287,919. For the year ended April 30, 2014, the Company expensed $82,668 to general and administrative expenses.

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

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $287,919. For the year ended April 30, 2014, the Company expensed $82,668 to general and administrative expenses.

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

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 65%; and a discount rate of 0.12%. The grant date fair value of the award was $8,764. For the year ended April 30, 2014, the Company expensed $7,742 to general and administrative expenses.

f)	On November 27, 2013, the Company entered into an employment agreement with Daniel Smith. Under the terms of this agreement, Mr. Smith will receive an annual base salary of $120,000. Mr. Smith was also granted 12,500,000 stock options of the Company pursuant to the Company’s Plan to vest in five equal installments. The first installment vested immediately upon granting. The final four installments will vest on the anniversaries of the initial grant date, subject to the following conditions: (i) the adoption by the Company of an amendment to the Plan, approved by a vote of the shareholders of the Company, to increase the number of shares permitted to be granted under the Plan, and to put in place a stock option grant limitation in accordance with §162(m) of the Internal Revenue Code of 1986, as amended; and (ii) Mr. Smith’s continued employment with the Company.

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $575,839. For the year ended April 30, 2014, the Company expensed $165,337 to general and administrative expenses.

Board of Director Grants

On November 20, 2013, the Company’s Board of Directors authorized the grants of 3,389,832 stock options to four members of the Board. The option grants have an exercise price equal to the closing price of shares of the Company’s common stock as of the date of the grant. All options granted vested immediately upon grant and have a maturity of ten years.

The Company computed the economic benefit of the grants as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the awards were $147,442. For the year ended April 30, 2014, the Company expensed $147,442 to general and administrative expenses.

Separation and Release Agreement

In addition, in June and July of 2013, the Company signed a series of agreements with Jeffrey Freedman, former Chief Executive Officer, in relation to his departure from the Company. Pursuant to these agreements, the Company has provided to Mr. Freedman the sum of $12,000 and issued 465,116 options to purchase common stock with a $56,047 aggregate fair value as of the July 24, 2013 option grant date. These options will expire on July 23, 2016 and have an exercise price of $0.215. The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.215; exercise price of $0.215; expected volatility of 88%; and a discount rate of 0.64%. The options were immediately vested and the Company recorded the $56,047 to general and administrative expense on the date of grant.

Demand Promissory Notes

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

During the period January 1, 2013 to April 30, 2013, the Company entered into a series of demand promissory notes totaling $256,950 with Petro. The demand promissory notes bore interest at 8% per annum and were due two business days after receipt of demand for payment. In an event of default, the notes bear a default rate of 15% per annum. The notes were unsecured.

As a result of the share exchange agreement, on April 23, 2013, the balance of the aforementioned demand promissory notes and accrued interest totaling $1,163,530 was converted to equity, reclassified from liability to equity and the excess was recorded as a dividend distribution.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under this new guidance, companies must present this unrecognized tax benefit in the financial statements as a reduction to deferred tax assets created by net operating losses or other tax credits from prior periods that occur in the same taxing jurisdiction. If the unrecognized tax benefit exceeds such credits it should be presented in the financial statements as a liability. This update is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2013. The Company is currently evaluating the effects of ASU 2013-11 on the consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. Amendments in this ASU create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is the final version of Proposed Accounting Standards Update 2011-230—Revenue Recognition (Topic 605) and Proposed Accounting Standards Update 2011–250—Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted. The amendments in this ASU are effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014-09 on the consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation. The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This ASU is the final version of Proposed Accounting Standards Update EITF-13D--Compensation--Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The proposed amendments would apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target could be achieved after the requisite service period. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2014-12 on the consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of April 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2014 due to a material weakness in our internal control over financial reporting, as discussed below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992 in Internal Control Integrated Framework. Based on that evaluation under this framework, our management concluded that as of April 30, 2014, our internal control over financial reporting was not effective because of the following material weaknesses in our internal control over financial reporting:

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

Remediation Plan

To begin to remediate the material weakness identified in internal control over financial reporting of the Company, the Company engaged Brio Financial Group and appointed its Managing Member, David Briones, to act as the Company’s Chief Financial Officer on August 15, 2013, and intends to hire additional accounting staff, and operations and administrative executives.

We will continue to monitor and assess our remediation initiatives to ensure that the aforementioned material weaknesses are remediated.

Changes to Internal Controls and Procedures for Financial Reporting

There was no significant changes in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. To begin remediating the material weakness identified in internal control over financial reporting of the Company, the Company engaged Brio Financial Group and appointed its Managing Member, David Briones, to act as the Company’s Chief Financial Officer on August 15, 2013. During the year ended April 30, 2015, Management intends to hire additional accounting staff, and operations and administrative executives. Management believes that by preparing and implementing sufficient written policies and checklists will remedy the material weaknesses identified above.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors is currently comprised of four members. The term of each director is until the next annual meeting of shareholders or until he resigns or is succeeded by another qualified director who has been elected. The following is a list of our executive officers and the current members of our Board of Directors, including each member’s age, the year he became a director or officer of the Company and his current positions with the Company:

Name	Position With the Company	Age	Since
Scot Cohen	Executive Chairman	45	2012
Glenn C. Pollack (1)(2)	Director	56	2012
John Wallace	Director	40	2013
Fred Zeidman (1)(2)	Director	68	2012
David Briones	Chief Financial Officer	38	2013
Ruben Alba	Executive Vice President - Unconventional	41	2012
Luis Vierma	Executive Vice President – Geological and Geophysical	55	2013
Daniel Smith	Executive Vice President - Operations	42	2013

(1)	Member of Audit Committee
(2)	Member of Compensation Committee

Scot Cohen, a member of the Board since 2012, has served as Executive Chairman of the Company since 2013. He earned a Bachelor of Science degree from Ohio University in 1991. Mr. Cohen is a Co-Founder and Managing Partner at Iroquois Capital Opportunity Fund, a private equity fund focused on identifying and realizing investment opportunities in companies developing onshore oil and gas assets in North America. Additionally, Mr. Cohen manages several operating and non-operating partnerships which invest in domestic oil and gas assets.

Glenn C. Pollack, a member of the Board since 2012, is a Managing Director and Founder of Candlewood Partners, LLC (“Candlewood”), a merchant bank focused on middle market corporate finance and infrastructure projects. Prior to founding Candlewood, Mr. Pollack was a Managing Director and Principal of a middle market investment banking firm with offices in Chicago and Cleveland. He was responsible for the Restructuring Group and was involved in other corporate finance transactions including mergers and acquisitions and capital raising for special situations. He also spent five years as the CEO of a regional distributor of perishable foods with annual revenues of $180 million and over 250 employees in four states. Mr. Pollack is a certified public accountant and has worked for Price Waterhouse as a consultant and Touche Ross as an auditor.

John Wallace, a member of the Board since 2013, graduated from Syracuse University in May 1996 with a Bachelor’s of Science degree in sociology. From June 1996 through May 2004, Mr. Wallace was a professional basketball player associated with the National Basketball Association. Since April 2009, Mr. Wallace has been an alumni relations and fan development representative for the New York Knicks, a professional basketball team aligned with the National Basketball Association. In that capacity, Mr. Wallace works on community public relations and fan development initiatives, along with sponsorship and marketing programs. In January 2013, Mr. Wallace joined Hotaling Insurance Group as an insurance agent. In February 2013, Mr. Wallace became an Executive Board Member of Heavenly Productions Foundation, a not for profit charitable organization dedicated to helping children in need or in distress. Since October 2007, Mr. Wallace has served as Vice President of Winning Because I Tried, a non-profit he co-founded in 2007, and whose focus is on academic success, social interaction, peer pressure awareness, and sound decision-making for children ages 8-18. Since 2006, Mr. Wallace has been President and General Manager of Rochester AAU Basketball, a program he founded in March 2006, which is designed to leverage sports as a means for youth to obtain a college education.

Fred Zeidman, a member of the Board since 2012, has served as Chairman of the Board of Directors of Petroflow Energy Corporation since September 2011. Mr. Zeidman has also served as a director of Hyperdynamics Corporation since 2009 and as a director of Prosperity Bancshares, Inc. since 1986. He currently also serves as trustee for the AremisSoft Liquidating Trust, a position he has held since 2004. In March 2008, Mr. Zeidman was appointed the Interim President of Nova Biosource Fuels, Inc. (“Nova”), a publicly-traded biodiesel technology company, and served in that position until the company’s acquisition in November 2009. Mr. Zeidman also served as a director of Nova from June 2007 to November 2009. From August 2009 through November 2009, Mr. Zeidman served as Chief Restructuring Officer for Transmeridian Exploration, Inc. He also served as CEO, President and Chairman of the Board of Seitel Inc., an oil field services company, from June 2002 until its sale in February 2007. Mr. Zeidman served as a Managing Director of the law firm Greenberg Traurig, LLP from July 2003 to December 2008. Mr. Zeidman has served as CEO, Interim CEO and Chairman of the Board of a variety of companies, including several in the oil and gas sector. In March 2013, Mr. Zeidman was appointed to the Board of Straight Path Communications Inc. Mr. Zeidman is the Chairman Emeritus of the United States Holocaust Memorial Council. He was appointed to that position by former President George W. Bush in March 2002 and served from 2002-2010. He is also Chairman Emeritus of the University of Texas Health Science System Houston and is on the Board of Trustees of the Texas Heart Institute (where he currently serves as Interim Chief Financial Officer) and the Institute for Rehabilitation and Research. He currently serves on the Board of Directors and Executive Committee of the University of Saint Thomas and chairs its Development Committee and Houston Community College. Mr. Zeidman received his Bachelor of Science and Bachelor of Arts from Washington University and a Masters of Business Administration from New York University.

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

Luis Vierma was appointed Executive Vice President Geological and Geophysical, effective July 3, 2013. Mr. Vierma, who has 35 years of experience in the oil and gas industry, holds a Bachelor’s Degree in Chemistry from Universidad Central de Venezuela (1979) and earned a master’s degree in Geology (Geochemistry of Petroleum) in 1984 from the University of Indiana. Mr. Vierma held numerous leadership positions at Petróleos de Venezuela, S.A, the fourth largest oil company in the world, including VP of Exploration and Production, and also served as a director of CITGO.

Daniel Smith is a registered Professional Engineer in Petroleum Engineering and has over 15 years of experience in the oil and gas industry. Mr. Smith spent his career at XTO Energy where he served as an Operations Engineer specializing in hydraulic fracturing and artificial lift. Mr. Smith was directly responsible for managing fields producing in excess of 100 million cubic feet of natural gas per day. Mr. Smith has also worked on numerous drilling, production, and development projects ranging from the Marcellus Shale to the Permian Basin. Mr. Smith received a Bachelor’s of Science degree in Chemical Engineering from Texas A&M University. Mr. Smith was appointed Executive Vice President Operations, effective July 3, 2013.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and greater than 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, with respect to the fiscal year ended April 30, 2014, all officers, directors and beneficial owners of more than 10% of our Common Stock have filed their initial statements of ownership on Form 3 on a timely basis, and the officers, directors and beneficial owners of more than 10% of our Common Stock have also filed the required Forms 4 or 5 on a timely basis, other than Gary Williky, who filed a Form 4 on December 18, 2013 reporting a stock option award which was granted on November 22, 2013, and David Briones, who filed a Form 4 on February 21, 2014 reporting a stock option award which was granted on November 26, 2013.

Code of Ethics

Prior to the completion of the Share Exchange on April 23, 2013, the Company operated under a Code of Ethics filed as an exhibit to our Annual Report on Form 20-F, filed on November 16, 2010.

Following the acquisition of Petro, the Board engaged in a corporate governance reorganization, and pursuant to a unanimous written consent of the Board (the “Unanimous Written Consent”), formally adopted a new Code of Ethics, effective July 3, 2013, a copy of which was attached as an exhibit to our Transition Report on Form 10-K, filed on August 28, 2013. The Code of Ethics applies to all officers, directors, and employees of the Company.

Board of Directors Meetings and Committees

The Board held 7 meetings during the fiscal year ended April 30, 2014. Each Director attended, either in person or telephonically, at least 75% of the aggregate Board of Directors meetings and meetings of committees on which he served during his tenure as a director or committee member.

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

The Audit Committee is responsible for overseeing the Company’s corporate accounting, financial reporting practices, audits of financial statements and the quality and integrity of the Company’s financial statements and reports. In addition, the Audit Committee oversees the qualifications, independence and performance of the Company’s independent auditors. In furtherance of these responsibilities, the Audit Committee’s duties include the following: evaluating the performance of and assessing the qualifications of the independent auditors; determining and approving the engagement of the independent auditors to perform audit, review and attest services and performing any proposed permissible non-audit services; evaluating employment by the Company of individuals formerly employed by the independent auditors and engaged on the Company’s account and any conflicts or disagreements between the independent auditors and management regarding financial reporting, accounting practices or policies; discussing with management and the independent auditors the results of the annual audit; reviewing the financial statements proposed to be included in the Company’s annual report on Form 10-K; discussing with management and the independent auditors the results of the auditors’ review of the Company’s quarterly financial statements; conferring with management and the independent auditors regarding the scope, adequacy and effectiveness of internal auditing and financial reporting controls and procedures; and establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting control and auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee operates under the written Audit Committee Charter adopted by the Unanimous Written Consent. A copy of the Audit Committee Charter is available on the Company’s website.

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

During the fiscal year ended April 30, 2014, there were no changes to the procedures by which holders of our common stock may recommend nominees to the Board.

ITEM 11. EXECUTIVE COMPENSATION

Summary Executive Compensation Table

The following table sets forth a summary of all compensation paid during the period ended April 30, 2014 to the Named Executive Officers and other individuals who served as Named Executive Officers for some period during the year:

Summary Compensation Table

Name and Principal Position	Year Ended April 30,	Salary $	Bonus $	Stock awards $	Option awards $ (1)	Nonequity Incentive plan compensation $	Nonqualified Deferred compensation Earnings $	All other compensation $	Total $
Scot Cohen (2), Executive Chairman	2014	120,000	--	--	576,035	--	--	--	696,035
	2013	--	--	--	--	--	--	--	--
Ruben Alba, EVP (3)	2014	120,000	--	--	165,337	--	--	--	285,337
	2013	--	--	--	--	--	--	--	--
Daniel Smith, EVP (4)	2014	130,000	--	--	165,337	--	--	--	295,337
	2013	--	--	--	--	--	--	--	--
Jeffrey Freedman (5), Interim CEO and CFO	2014	--	--	--	56,047	--	--	--	56,047
	2013	25,000	--	--	--	--	--	--	25,000
David Briones (6) CFO	2014	94,000	--	--	7,742	--	--	--	101,742
	2013	--	--	--	--	--	--	--	--
Pat McCarron (7), Vice President, Operations	2014	--	--	--	--	--	--	--	--
	2013	38,550	--	--	--	--	--	--	38,550

(1)	“Options” includes all options granted by us as compensation for employment services or office.

(2)	Mr. Cohen was appointed Executive Chairman on April 23, 2013 following the Share Exchange, and received no compensation from the Company in the year ended April 30, 2013.

(3)	Mr. Alba entered into employment agreements with the Company on November 22, 2013.

(4)	Mr. Smith entered into an employment agreement with the Company on November 27, 2013.

(5)

Mr. Freedman served as the Company’s interim Chief Executive Officer from January 23, 2012 until April 23, 2013, and as the Company’s interim Chief Financial Officer from July 1, 2011 until April 23, 2013.

(6)

On November 26, 2013, the Company entered into a consulting agreement with Brio Financial Group (“Brio”) and its Managing Member, David Briones, was appointed the Chief Financial Officer of the Company on August 15, 2013.

(7)	Mr. McCarron served as the VP of Operations until March 15, 2013.

The Company’s compensation program is designed to provide our executive officers with competitive remuneration and to reward their efforts and contributions to the Company. Elements of compensation for our executive officers include base salary and bonuses paid as stock options pursuant to the Company’s Amended and Restated 2012 Equity Compensation Plan (the “Plan”). Company performance does not play a significant role in the determination of base salary.

The Compensation Committee, working in conjunction with the Executive Chairman, reviews and makes recommendations to the Board regarding all forms of compensation to be provided to officers and directors of the Company, including all bonus and stock compensation. The Compensation Committee may also set general compensation goals and guidelines for the Company’s employees from time to time.

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

On November 20, 2013, the Company and the Executive Chairman entered into an amendment (the “Amendment”) to the Employment Agreement. Under the terms of the Amendment, the Company substituted a stock option grant of 41,666,667 fair market value stock options under the Plan, at the exercise price of $0.059 per share, for cash-settled restricted stock units representing 66,340,597 shares of the Company’s common stock, which the Company had previously agreed to grant Mr. Cohen under the terms of the Employment Agreement. These options will vest in five equal installments, with the first 20% vesting immediately upon grant, and the remaining options vesting in four equal installments on the anniversary of the grant date

On November 22, 2013, the Company entered into an employment agreement with Ruben Alba, who was appointed Executive Vice President, Unconventional of the Company on July 7, 2013. Under the terms of this agreement, Mr. Alba will receive an annual base salary of $120,000. Mr. Alba was also granted 12,500,000 stock options of the Company pursuant to the Plan, to vest in five equal installments. The first installment vested immediately upon granting. The final four installments will vest on the anniversaries of the initial grant date, subject to Mr. Alba’s continued employment with the Company.

On November 27, 2013, the Company entered into an employment agreement with Daniel Smith, who was appointed Executive Vice President, Operations of the Company on July 7, 2013. Mr. Smith’s agreement is the same in all material respects to Mr. Alba’s agreement.

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

Outstanding Equity Awards at April 30, 2014

The Plan was adopted to promote the success and enhance the value of the Corporation by continuing to link the personal interest of participants to those of its Shareholders and by providing participants with an incentive for outstanding performance. The Plan is administered by the Board, and all employees of the Corporation and its subsidiaries, as determined by the Board, and all members of the Board are eligible to participate. An aggregate of 120,000,000 Common Shares are available for grant pursuant to the Plan.

The plan was approved at a special meeting of the shareholders on September 7, 2012, and an amendment to the plan was approved at the Company’s annual meeting of shareholders on April 16, 2014. The following table outlines awards issued pursuant to the Plan as of July 14, 2014.

Plan Category	Number of securities underlying unexercised options	Option Exercise Price	Option Expiration Date	Number of securities underlying unvested options	Weighted-average exercise price of outstanding options, warrants, and rights
Scot Cohen	41,666,667	0.059	11/20/23	33,333,334	0.059
Ruben Alba	12,500,000	0.059	11/22/23	10,000,000	0.059
Daniel Smith	12,500,000	0.059	11/27/23	10,000,000	0.059
Gary Williky	6,250,000	0.059	11/22/23	5,000,000	0.059
Luis Vierma	6,250,000	0.059	11/25/23	5,000,000	0.059
David Briones	750,000	0.059	11/26/14	500,000	0.059
Glenn Pollack	847,458	0.059	11/20/20	--	0.059
John Wallace	847,458	0.059	11/20/20	--	0.059
Fred Zeidman	847,458	0.059	11/20/20	--	0.059
Ryan Estis	847,458	0.059	11/20/20	--	0.059
Jeffrey Freedman	565,116	0.500-0.215	11/20/20	--	0.265
Total	83,871,615			63,833,334

Director Compensation for the Year Ended April 30, 2014

The Company has no formal arrangement pursuant to which directors are compensated for their services in their capacity as directors, except for the granting from time to time of incentive stock options. The following table sets forth the compensation of the directors of the Company during the fiscal year ended April 30, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scot Cohen (2)	--	--	--		--	--	--	--
Ryan Estis (3)	--	--	36,861	(1)	--	--	--	36,861
Glenn Pollack	--	--	36,861	(1)	--	--	--	36,861
Fred Zeidman	--	--	36,861	(1)	--	--	--	36,861
John Wallace	--	--	36,861	(1)	--	--	--	36,861

(1)	The Company made awards to each of the Company’s non-employee Directors of 847,457 options to purchase Common Stock of the Company under the Plan on November 20, 2013.

(2)	Mr. Cohen did not receive compensation for his services as a director.

(3)	On November 18, 2013, Ryan Estis resigned from the Board of Directors of the Company. Mr. Estis was also a member of the Audit Committee at the time of his resignation. The resignation was not due to any disagreement with the Company or its management on any matter relating to the Company’s operations, policies, or practices.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of August 12, 2014 for each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Set forth below is information regarding the shares of the Company’s Common Stock which are owned on August 12, 2014 or which the person has the right to acquire within 60 days of August 12, 2014 for each director, executive officer, all directors and executive officers as a group, and each person who is the beneficial owner of more than 5 percent of the outstanding shares of the Company’s Common Stock.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Stock Options Exercisable within 60 days	Percentage of Shares Beneficially Owned(3)	Position
Scot Cohen	195,769,947	(2)	8,333,333	24.68%	Executive Chairman
David Briones	0		625,000	0.08%	Chief Financial Officer
Ruben Alba	0		2,500,000	0.3%	Executive Vice President, Unconventional
Daniel Smith	1,436,280		2,500,000	0.48%	Executive Vice President, Operations
Luis Vierma	0		1,250,000	0.15%	Executive Vice President, Geological and Geophysical

Glenn C. Pollack	3,341,644		847,457	0.51%	Director
John Wallace	0		847,457	0.10%	Director
Fred Zeidman	0		847,457	0.10%	Director
All Directors and Officers as a Group (8 persons)	218,298,575	(3)	17,750,704	26.10%

Petrol Lakes Holding Limited(4)	81,250,000			9.93%	5% owner
Iroquois Capital Opportunity Fund, L.P.(5)	53,685,800			6.72%	5% owner
Aaron Wolfson(6)	53,207,137	(7)		6.5%	5% owner

(1)	Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address of the Company.

(2)

The beneficial owner is a Managing Member of (i) Iroquois Opportunity Management, LLC, which controls Iroquois Capital Opportunity Fund, L.P, (ii) Structure Oil Corp., and (iii) Mega Partners 1 LLC. In addition, he serves as a Director of the Scot Jason Cohen Foundation. By virtue of these positions, he may be deemed, pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to beneficially own all Common Stock directly owned by such entities.

(3)	Includes Stock Options exercisable within 60 days of July 14, 2014.

(4)	The principal business address of the beneficial owner is Unit D, 12/F, Seabright Plaza, 9-23 Shell Street, North Point, Hong Kong.

(5)	The principal business address of the beneficial owner is 641 Lexington Avenue, 26th Floor, New York, New York, 10022.

(6)	The principal business address of the beneficial owner is 1 State Street Plaza, Floor 29, New York, New York, 10004.

(7)	The beneficial owner is a Partner of South Ferry Building Company L.P. (“South Ferry”). By virtue of this relationship, he may be deemed, pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, to beneficially own the Company’s Common Stock held by South Ferry; however, full voting and dispositive power over the shares of the Company held by South Ferry has been delegated to the portfolio manager.

Securities Authorized for Issuance Under Equity Compensation Plans.

As of the fiscal year ended April 30, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected at left)
Equity compensation plans approved by security holders	88,038,281	$0.06	31,961,719

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Glenn Pollack, John Wallace, and Fred Zeidman are independent directors of the Company, and as such, they satisfy the definition of independence in accordance with SEC rules and the NYSE Company Guide.

Employment Agreements

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

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $2,006,227. For the year ended April 30, 2014, the Company expensed $576,034, respectively, to general and administrative expenses.

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

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $575,839. For the year ended April 30, 2014, the Company expensed $165,337 to general and administrative expenses.

c)	On November 22, 2013, the Company entered into an employment agreement with Gary Williky on November 20, 2013. Under the terms of this agreement, Mr. Williky will receive an annual base salary of $120,000. Mr. Williky was also granted 6,250,000 stock options of the Company pursuant to the Plan, to vest in five equal installments. The first installment vested immediately upon granting. The final four installments will vest on the anniversaries of the initial grant date, subject to the following conditions: (i) the adoption by the Company of an amendment to the Plan, approved by a vote of the shareholders of the Company, to increase the number of shares permitted to be granted under the Plan, and to put in place a stock option grant limitation in accordance with §162(m) of the Internal Revenue Code of 1986, as amended; and (ii) Mr. Williky’s continued employment with the Company.

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $287,919. For the year ended April 30, 2014, the Company expensed $82,668 to general and administrative expenses.

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

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $287,919. For the year ended April 30, 2014, the Company expensed $82,668 to general and administrative expenses.

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

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 65%; and a discount rate of 0.12%. The grant date fair value of the award was $8,764. For the year ended April 30, 2014, the Company expensed $7,742 to general and administrative expenses.

f)	On November 27, 2013, the Company entered into an employment agreement with Daniel Smith. Under the terms of this agreement, Mr. Smith will receive an annual base salary of $120,000. Mr. Smith was also granted 12,500,000 stock options of the Company pursuant to the Company’s Plan to vest in five equal installments. The first installment vested immediately upon granting. The final four installments will vest on the anniversaries of the initial grant date, subject to the following conditions: (i) the adoption by the Company of an amendment to the Plan, approved by a vote of the shareholders of the Company, to increase the number of shares permitted to be granted under the Plan, and to put in place a stock option grant limitation in accordance with §162(m) of the Internal Revenue Code of 1986, as amended; and (ii) Mr. Smith’s continued employment with the Company.

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $575,839. For the year ended April 30, 2014, the Company expensed $165,337 to general and administrative expenses.

Board of Director Grants

On November 20, 2013, the Company’s Board of Directors authorized the grants of 3,389,832 stock options to four members of the Board. The option grants have an exercise price equal to the closing price of shares of the Company’s common stock as of the date of the grant. All options granted vested immediately upon grant and have a maturity of ten years.

The Company computed the economic benefit of the grants as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the awards were $147,442. For the year ended April 30, 2014, the Company expensed $147,442 to general and administrative expenses.

Separation and Release Agreement

In addition, in June and July of 2013, the Company signed a series of agreements with Jeffrey Freedman, former Chief Executive Officer, in relation to his departure from the Company. Pursuant to these agreements, the Company has provided to Mr. Freedman the sum of $12,000 and issued 465,116 options to purchase common stock with a $56,047 aggregate fair value as of the July 24, 2013 option grant date. These options will expire on July 23, 2016 and have an exercise price of $0.215. The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.215; exercise price of $0.215; expected volatility of 88%; and a discount rate of 0.64%. The options were immediately vested and the Company recorded the $56,047 to general and administrative expense on the date of grant.

Demand Promissory Notes

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

During the period January 1, 2013 to April 30, 2013, the Company entered into a series of demand promissory notes totaling $256,950 with Petro. The demand promissory notes bore interest at 8% per annum and were due two business days after receipt of demand for payment. In an event of default, the notes bear a default rate of 15% per annum. The notes were unsecured.

As a result of the share exchange agreement, on April 23, 2013, the balance of the aforementioned demand promissory notes and accrued interest totaling $1,163,530 was converted to equity and was reclassified from liability to equity and the excess was recorded as a dividend distribution.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is Marcum LLP. Set forth below are the aggregate fees we were billed or expected to be billed by Marcum LLP for professional services rendered for the years ended April 30, 2014 and 2013.

Audit Fees

During the fiscal years ended April 30, 2014 and 2013, the fees for Marcum LLP were approximately $273,000 and $183,000, respectively.

Tax Fees

During the fiscal years ended April 30, 2014 and 2013, the fees paid to Marcum LLP for tax compliance, tax advice and tax planning were approximately $52,800 and $42,500, respectively.

All Other Fees

During the fiscal years ended April 30, 2014 and April 30, 2013 there were no fees billed for products and services provided by the principal accountants other than those set forth above.

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

The Audit Committee shall select, evaluate, and if appropriate, terminate or replace the independent auditors. The Audit Committee will arrange to receive from the independent auditors a formal written statement on at least an annual basis delineating all relationships between the independent auditor and the Company, consistent with Independence Standards Board Standard 1, which shall (a) set forth all relationships between the independent auditor and its related entities and the Company and its related entities that in the independent auditor’s professional judgment may reasonably be thought to bear on independence, and (b) confirm that in the auditor’s professional judgment, it is independent of the Company within the meaning of the Exchange Act and the Securities Act. On an annual basis, the Audit Committee will review and discuss with the auditors all significant relationships, including non-audit services proposed or performed, the auditors have with the Company to determine the auditors’ independence, especially in light of any disclosed relationships or services that may impact the objectivity and independence of the auditor. The independent auditors are accountable to the Audit Committee and to the Board.

PART IV

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

(b) Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1 (1)	Certificate of Incorporation of the Company
3.2 (1)	Bylaws of the Company
10.1(2)	Securities Purchase Agreement of Petro River Oil LLC, dated as of April 23, 2013, by and among Petro River Oil Corp., Petro River Oil, LLC, the holders of outstanding secured promissory notes of Petro River Oil, LLC, the members of Petro River Oil, LLC and Mega Partners 1 LLC
10.2*	Amended and Restated 2012 Equity Compensation Plan

14.1(3)	Code of Business Conduct and Ethics
21.1(2)	Subsidiaries
24.1*	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached hereto
(1)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 13, 2012.
(2)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on April 29, 2013.

PART I – FINANCIAL INFORMATION

PETRO RIVER OIL CORP.

FINANCIAL INFORMATION

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of April 30, 2014 and 2013	F-2

Consolidated Statements of Operations for the year ended April 30, 2014, for the four month period from January 1, 2013 to April 30, 2013 and for period from February 2, 2012 (Commencement of Operations) to December 31, 2012	F-3

Consolidated Statements of Stockholders’ Equity (Deficiency) from February 2, 2012 (Commencement of Operations) to April 30, 2014	F-4

Consolidated Statements of Cash Flows for the year ended April 30, 2104, for the four month period January 1, 2013 to April 30, 2013 and for period from February 2, 2012 (Commencement of Operations) to December 31, 2012	F-5

Notes to Consolidated Financial Statements for the year ended April 30, 2014, for the four month period from January 1, 2013 to April 30, 2013 and for period from February 2, 2012 (Commencement of Operations) to December 31, 2012	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders of
Petro River Oil Corp.

We have audited the accompanying consolidated balance sheets of Petro River Oil Corp. and Subsidiaries (the “Company”) as of April 30, 2014 and 2013, and the related consolidated statements of operations and cash flows for the year ended April 30, 2014, four month period from January 1, 2013 to April 30, 2013 and period from February 2, 2012 (commencement of operations) through December 31, 2012, stockholders’ equity (deficiency) for the period from February 2, 2012 (commencement of operations) through April 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petro River Oil Corp. and Subsidiaries, as of April 30, 2014 and 2013, and the results of its operations and its cash flows for the year ended April 30, 2014, four month period from January 1, 2013 to April 30, 2013 and period from February 2, 2012 (commencement of operations) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp

New York, New York
August 13, 2014

Petro River Oil Corp. and Subsidiaries

Consolidated Balance Sheets

	As of
	April 30, 2014	April 30, 2013
Assets
Current Assets:
Cash and cash equivalents	$8,352,949	$5,703,082
Accounts receivable	51,979	31,394
Prepaid expenses and other current assets	40,297	58,390
Total Current Assets	8,445,225	5,792,866

Oil and gas assets, net	8,941,592	13,423,089
Property, plant and equipment, net of accumulated depreciation of $314,308 and $310,700	930	4,538
Other assets	6,000	30,500
Total Other Assets	8,948,522	13,458,127
Total Assets	$17,393,747	$19,250,993

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$480,637	$871,094
Current portion of asset retirement obligations	481,658	213,302
Total Current Liabilities	962,295	1,084,396

Long-term liabilities:
Asset retirement obligations , net of current portion	336,352	549,734
Total Liabilities	1,298,647	1,634,130

Commitments and contingencies

Stockholders’ Equity:
Preferred Shares - 5,000,000 authorized; par value $0.00001 per share	-	-
Preferred B shares - 29,500 authorized; 0 issued with a $100 stated value, par value $0.00001 per share	-	-
Common shares - 2,250,000,000 authorized; par value $0.00001 per share; Issued and outstanding; 818,567,746 and 737,117,746	8,186	7,371
Additional paid-in capital	27,748,045	20,317,094
Accumulated deficit	(11,661,131)	(2,707,602)
Total Stockholders’ Equity	16,095,100	17,616,863
Total Liabilities and Stockholders’ Equity	$17,393,747	$19,250,993

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries

Consolidated Statements of Operations

			For the Period
		For the Four	February 2, 2012
	For the Year Ended	Month Period January 1, 2013 to	(Commencement of Operations)
	April 30, 2014	April 30, 2013	to December 31, 2012
Operations
Revenues
Oil and natural gas sales	$372,179	$184,676	$16,901
Total Revenues	372,179	184,676	16,901

Operating Expenses
Operating	286,507	144,439	82,663
General and administrative	4,195,437	623,136	526,460
Depreciation and accretion	153,108	29,304	80,481
Impairment of oil and gas assets	4,713,973	-	-
Impairment of excess purchase price	-	1,093,527	-
Gain on settlement of liability	(20,069)	-	-
Total Expenses	9,328,956	1,890,406	689,604

Operating loss	(8,956,777)	(1,705,730)	(672,703)

Other income (expenses)
Interest and other income	3,253	5,174	34,658
Interest expense and amortization of debt discount	(5)	(619,178)	(1,277,572)
Total other income (expenses)	3,248	(614,004)	(1,242,914)

Net Loss	$(8,953,529)	$(2,319,734)	$(1,915,617)

Net Loss per Common Share
Basic and Diluted	$(0.01)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	768,257,883	584,966,838	402,985,653

The accompanying notes are an integral part of these consolidated financial statements.

 Petro River Oil Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficiency)

 For the Period from February 2, 2012 (Commencement of Operations) through April 30, 2014

					Total
	Common	Common	Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficiency)
February 2, 2012 (Commencement of operations)	27,556	$1	$999	$-	$1,000
Shares issued for conversion of convertible notes and accrued interest	575,514,005	5,755	(5,755)	-	-
Net loss	-	-	-	(1,915,617)	(1,915,617)
Balance at December 31, 2012	575,541,561	5,756	(4,756)	(1,915,617)	(1,914,617)
Shares issued for conversion of convertible notes and accrued interest	15,479,450	155	21,896,578	-	21,896,733
Shares issued in reverse merger	146,096,735	1,460	1,115,944	-	1,117,404
Recapitalization of Petro River LLC’s accumulated losses through the date of merger			(2,691,279)	2,691,279	-
Stock-based compensation	-	-	607	-	607
Dividend distribution	-	-	-	(1,163,530)	(1,163,530)
Net loss	-	-	-	(2,319,734)	(2,319,734)
Balance at April 30, 2013	737,117,746	7,371	20,317,094	(2,707,602)	17,616,863
Shares issued for settlement of employment agreement	200,000	2	79,998	-	80,000
Issuance of stock and warrants for cash	81,250,000	813	6,499,187	-	6,500,000
Cost of equity raise	-	-	(650,000)	-	(650,000)
Stock-based compensation	-	-	1,501,766	-	1,501,766
Net loss	-	-	-	(8,953,529)	(8,953,529)
Balance at April 30, 2014	818,567,746	$8,186	$27,748,045	(11,661,131)	$16,095,100

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries

Consolidated Statements of Cash Flows

			For the Period
		For the Four	February 2, 2012
	For the Year Ended	Month Period January 1, 2013 to	(Commencement of Operations)
	April 30, 2014	April 30, 2013	to December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,953,529)	$(2,319,734)	$(1,915,617)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	1,501,766	607	-
Depreciation and amortization	98,134	25,087	80,481
Accretion of asset retirement obligation	54,974	4,217	-
Impairment of oil and gas assets	4,713,973	-	-
Impairment of excess purchase price	-	1,093,527	-
Gain on settlement of liability	(20,069)	-	-
Changes in operating assets and liabilities:
Accounts receivable	(20,585)	(31,394)	-
Prepaid expenses and other assets	18,093	43,278	(22,112)
Interest receivable	-	-	(34,658)
Other assets	24,500	(5,500)	-
Accounts payable and accrued expenses	(290,388)	(99,514)	102,410
Accrued interest payable	-	619,178	1,277,572
Net Cash Used in Operating Activities	(2,873,131)	(670,248)	(511,924)

Cash Flows From Investing Activities:
Capitalized expenditures on oil and gas assets	(327,002)	(98,764)	(12,191,965)
Issuance of notes receivable to related party	-	-	(825,000)
Net Cash Used in Investing Activities	(327,002)	(98,764)	(13,016,965)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock and warrants	6,500,000	-	-
Cost of equity raise	(650,000)	-	-
Proceeds from issuance of notes	-	-	19,999,983
Capital contributions	-	-	1,000
Net Cash Provided by Financing Activities	5,850,000	-	20,000,983

Change in cash and cash equivalents	2,649,867	(769,012)	6,472,094

Cash and cash equivalents, beginning of period	5,703,082	6,472,094	-
Cash and cash equivalents, end of period	$8,352,949	$5,703,082	$6,472,094

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-	$-
Interest paid	$-	$-	$-

Non-cash investing and financing activities:
Conversion of accrued settlement liability into common stock	$80,000	$-	$-
Conversion of notes and accrued interest into shares of common stock	$-	$21,896,733	$-
Recognition of asset retirement obligation	$-	$-	$143,035
Dividend distribution	$-	$1,163,530	$-

Assets acquired and liabilities assumed in reverse merger:
Prepaid expenses and other current assets	$-	$104,556	$-
Property and equipment	-	4,538	-
Oil and gas assets	-	1,093,991	-
Accounts payable and accrued expenses	-	(563,424)	-
Asset retirement obligations	-	(615,784)	-
Net assets acquired	-	23,877	-
Consideration for net assets acquired	-	1,117,404	-
Excess purchase price	$-	$1,093,527	$-

The accompanying notes are an integral part of these consolidated financial statements.

PETRO RIVER OIL CORP.

Notes to the Consolidated Financial Statements

For the year ended April 30, 2014, four month period ended April 30, 2013 and for the period February 2, 2012 (Commencement of Operations) through December 31, 2012

1.	Organization and Liquidity:

Petro River Oil Corp (the “Company”) is an enterprise engaged in the exploration and exploitation of heavy oil properties. The Company’s principal administrative office is located in Houston, Texas and its principal operations are in Kansas and Western Missouri.

Petro River Oil LLC (“Petro”) was incorporated under the laws of the State of Delaware on March 3, 2011. Through proceeds received from the issuance of various promissory notes, on February 1, 2012, Petro purchased various interests in oil and gas leases, wells, records, data and related personal property located along the Mississippi Lime play in the state of Kansas from Metro Energy Corporation (“Metro”), a Louisiana company, and other interrelated entities, which were in financial distress. These assets were purchased by Petro from Metro through a court approved order as Metro was undergoing Chapter 11 Bankruptcy proceedings as a Debtor-In-Possession of these various oil and gas assets. Petro purchased these assets for cash consideration of $2,000,000 as well as a 25% non-managing membership interest in the Company. Subsequent to the Metro purchase the Company engaged Energy Source Advisors to renew a number of the leases acquired in the Metro purchase and to lease additional acreage. As a result of the asset purchase from Metro and the completion of the additional lease renewals and additional acreage purchases, the Company obtained a total of 115,000 gross/85,000 net acres of leases, having unproven reserves at the time of acquisition, in the Mississippi Lime in Southeast Kansas for total cost of $12.2 million.

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

As a result of the Share Exchange, the Company acquired 100% of the member units of Petro and consequently, control of the business and operations of Petro. Under generally accepted accounting principles in the United States, (“U.S. GAAP”) because Petro’s former members and note holders held 80% of the issued and outstanding shares of the Company as a result of the Share Exchange, Petro is deemed the accounting acquirer while the Company remains the legal acquirer. Petro adopted the fiscal year of the Company. Prior to the Share Exchange, all historical financial statements presented are those of Petro. The equity of the Company is the historical equity of Petro, retrospectively restated to reflect the number of shares issued by the Company in the transaction.

Liquidity and Management Plans

The Company is focused on developing its recently acquired Mississippi Lime acreage. Over the last 12 months the Company has continued to build out its leadership and technical team. Additionally, the Company has been in discussions with industry partners to capitalize and develop acreage in the Mississippi Lime. The Company continues to seek out joint venture partners and acquisition targets.

Projects related to our legacy heavy oil reservoirs are still in technical review but a determination has been made to continue to testing pilot technologies and processes on the Missouri heavy oil assets. In Missouri, we are continuing to analyze reservoir data and testing results. The data is being utilized in the understanding and test phases to develop an economic heavy oil production reserve base.

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

At April 30, 2014, the Company had working capital of approximately $7.5 million and has incurred losses since it commenced operations and utilized cash in its operating activities to date. In addition, Petro has a limited operating history. At April 30, 2014, the Company had cash and cash equivalents of approximately $8.4 million. Management believes that the current level of working capital is sufficient to maintain current operations in Kansas and Missouri as well as the planned added operations for the next 12 months. Management intends to continue to raise capital through debt and equity instruments in order to achieve its business plans. Management can provide no assurances that the Company will be successful in capital raising efforts.

2.	Basis of Preparation:

The consolidated financial statements and accompanying footnotes are prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include volumes of oil and natural gas reserves, abandonment obligations, impairment of oil and natural gas properties, depreciation and accretion, income taxes, fair value of financial instruments, and contingencies.

Oil and gas proven reserve estimates, which are the basis for unit-of-production depletion and the full cost ceiling test, have a number of inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in prices of crude oil and gas. Such prices have been volatile in the past and can be expected to be volatile in the future. As of April 30, 2014 and 2013, the Company had no estimated proven reserves.

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

Oil and gas properties may include costs that are excluded from costs being depleted. Oil and gas costs excluded represent investments in unproved properties and major development projects in which the Company owns a direct interest. These unproved property costs include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and in process exploration drilling costs. All costs excluded are reviewed at least annually to determine if impairment has occurred.

The Company accounts for its unproven long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company performed a comparable study of unproven long-lived assets as of April 30, 2013 and determined that none of its long-term assets at April 30, 2013 were impaired. As of April 30, 2014, management performed a third party study of the oil and gas assets. Management concluded that the Montana assets was impaired by $75,000 and the Kansas assets were impaired by $4,638,973. The Company recorded a $4,713,973 impairment to the statement of operations during the year ended April 30, 2014.

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

Depletion, Depreciation and Amortization: Depletion, depreciation and amortization is provided using the unit-of-production method based upon estimates of proved oil and gas reserves with oil and gas production being converted to a common unit of measure based upon their relative energy content. For the year ended April 30, 2014, the four month period ended April 30, 2013 and the period February 2, 2012 (commencement of operations) to December 31, 2012, all oil and gas reserves were classified as unproven. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is deducted from the capitalized costs to be amortized. Once the assessment of unproved properties is complete and when major development projects are evaluated, the costs previously excluded from amortization are transferred to the full cost pool and amortization begins. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage value.

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers which require significant judgment, as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expenses. There have been no material changes in the methodology used by the Company in calculating depletion, depreciation and amortization of oil and gas properties under the full cost method during the year ended April 30, 2014, the four month period ended April 30, 2013 and the period February 2, 2012 (commencement of operations) to December 31, 2012.

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

Prior to the Share Exchange, Petro was not subject to income taxes in any jurisdiction. The members of Petro were responsible for the tax liability, if any, related to Petro’s taxable income. Accordingly, no provision for income taxes was reflected in the accompanying consolidated financial statements. The Petro members have concluded that Petro was a pass-through entity and there were no uncertain tax positions that would require recognition in the consolidated financial statements. If Petro were to incur an income tax liability in the future, interest on any income tax liability would be reported as interest expense and penalties on any income tax liability would be reported as income taxes. For the year ended April 30, 2014, the four month period ended April 30, 2013 and the period February 2, 2012 (commencement of operations) to December 31, 2012, no interest and penalties were required to be recorded. The Members’ conclusions regarding uncertain tax positions may be subject to review and adjustment at a later date based upon ongoing analyses of tax laws, regulations and interpretations thereof as well as other factors. At the time of the share exchange, all undistributed losses were closed to additional paid in capital.

Subsequent to the Share Exchange, the Company applies the elements of ASC 740-10 “Income Taxes — Overall” regarding accounting for uncertainty in income taxes. This clarifies the accounting for uncertainty in income taxes recognized in consolidated financial statements and requires the impact of a tax position to be recognized in the consolidated financial statements if that position is more likely than not of being sustained by the taxing authority. As of April 30, 2014 and 2013, the Company did not have any unrecognized tax benefits. The Company does not expect that the amount of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The Company’s federal and state income tax returns are subject to examination by tax authorities beginning with the tax year ended April 30, 2009.

The Company operates in Kansas, Texas and Missouri. The Company accounts for any tax penalties and interest as general and administrative expenses.

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

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the year ended April 30, 2014, the four month period ended April 30, 2013, and the period February 2, 2012 (commencement of operations) to December 31, 2012 presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at April 30, 2014, April 30, 2013 and December 31, 2012:

As at	April 30, 2014	April 30, 2013	December 31, 2012
Stock Options	88,038,281	290,000	-
Stock Purchase Warrants	40,625,000	-	-
Compensation Warrants	-	230,000	-
	128,663,281	520,000	-

(i)	Fair Value of Financial Instruments:

All financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and accounts payable and accrued expenses are to be recognized on the consolidated balance sheet initially at carrying value. The carrying value of these assets approximates their fair value due to their short-term maturities.

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

(j)	Subsequent Events:

The Company evaluates subsequent events through the date when the consolidated financial statements are issued.

(k)	Recent Accounting Pronouncements:

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” Under this new guidance, companies must present this unrecognized tax benefit in the financial statements as a reduction to deferred tax assets created by net operating losses or other tax credits from prior periods that occur in the same taxing jurisdiction. If the unrecognized tax benefit exceeds such credits it should be presented in the financial statements as a liability. This update is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2013. The Company is currently evaluating the effects of ASU 2013-11 on the consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. Amendments in this ASU create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is the final version of Proposed Accounting Standards Update 2011-230—Revenue Recognition (Topic 605) and Proposed Accounting Standards Update 2011–250—Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted. The amendments in this ASU are effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014-09 on the consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation- Stock Compensation. The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This ASU is the final version of Proposed Accounting Standards Update EITF-13D—Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The proposed amendments would apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target could be achieved after the requisite service period. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2014-12 on the consolidated financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

4.	Reverse Acquisition:

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

The Company prior to the merger, impaired its assets to net salvage value and determined upon consummation of the merger the excess purchase price paid for the assets continued to be impaired, thus the Company recognized an immediate charge of $1,093,527 in its accompanying consolidated statement of operations for the four month period ended April 30, 2013.

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

	April 30, 2013	December 31, 2012
Revenues	$184,676	16,901
Net loss	(2,276,797)	(2,216,470)
Loss per share of common stock	(0.00)	(0.00)
Basic and diluted	737,117,746	737,117,746

5.	Oil and Gas Assets:

The following table summarizes the oil and gas assets by project:

Cost	Missouri	Kentucky	Montana	Kansas	Other	Total
Balance, February 2, 2012	$-	$-	$-	$-	$-	$-
Additions	-	-	-	12,191,965	-	12,191,965
Asset retirement obligations	-	-	-	143,035	-	143,035
Depreciation and amortization	-	-	-	(80,481)	-	(80,481)
Balance December 31, 2012	-	-	-	12,254,519	-	12,254,519
Assets acquired in reverse merger	918,991	-	75,000	-	100,000	1,093,991
Additions	-	-	-	98,764	-	98,764
Excess purchase price paid	1,093,527	-	-	-	-	1,093,527
Impairment of excess purchase price	(1,093,527)	-	-	-	-	(1,093,527)
Depreciation and amortization	-	-	-	(24,185)	-	(24,185)
Balance April 30, 2013	918,991	-	75,000	12,329,098	100,000	13,423,089
Additions				327,002		327,002
Impairment of oil and gas assets	-	-	(75,000)	(4,638,973)	-	(4,713,973)
Depreciation and amortization	-	-	-	(94,526)	-	(94,526)

Balance April 30, 2014	$918,991	$-	$-	$7,922,601	$100,000	$8,941,592

The Company performed a test of oil and gas assets as of April 30, 2013, and concluded that the excess purchase price paid for its Missouri property exceeded it net realizable value, and as a result it recognized an impairment in the amount of $1,093,527.

As of April 30, 2014, management performed an impairment test of the oil and gas assets. All Montana leases expired during the year ended April 30, 2014, and as a result, management fully impaired the Montana assets by $75,000. In addition, management engaged an independent third party to test the Kansas assets for impairment. Management was not aware of any impairment indicators, but the third party specialist concluded that the Kansas assets were impaired by $4,638,973, specifically as a result of expiring leases and comparable acreage values. The Company recorded a $4,713,973 impairment to the statement of operations during the year ended April 30, 2014.

Missouri

At April 30, 2014, the Company’s Missouri lease holdings totaled 1,272 gross acres with 98.4% working interest.

On separate pilot projects at Deerfield, the Company built two 500 barrel of oil per day steam drive production facilities (Marmaton River and Grassy Creek) comprised of 116 production wells, 39 steam injection wells and 14 service and observation wells. Throughout the Deerfield area, the Company has drilled 73 exploration/delineation wells with a 67% success rate.

As of April 30, 2014 and 2013, all Missouri assets were carried at salvage value, since the Company’s current business plans do not contemplate raising the necessary capital to develop these properties. The Company is in current discussions with third parties to use the acreage as a testing site for heavy oil solutions with contemplated profit sharing opportunities.

Kentucky

As a result of the share exchange, the Company acquired Kentucky lease holdings which include a 37.5% working interest in 27,150 unproved gross acres (10,181 net acres). At April 30, 2014 the Kentucky lease holdings acquired as a result of the share exchange have expired.

Montana

As of April 30, 2014, the Montana leasehold in the Devils Basin prospect have expired.

As April 30, 2013, the assets were carried at salvage value. During the year ended April 30, 2014, management fully impaired the asset to zero due to the expiration of the leases.

Kansas

Through proceeds received from the issuance of various promissory notes, on February 1, 2012 Petro purchased various interests in oil and gas leases, wells, records, data and related personal property located along the Mississippi Lime play in the state of Kansas from Metro Energy Corporation (“Metro”), a Louisiana company and other interrelated entities, which were in financial distress. These assets were purchased by Petro from Metro through a court approved order as Metro was undergoing Chapter 11 Bankruptcy proceedings as a Debtor-In-Possession of these various oil and gas assets. Petro purchased these assets for cash considerations of $2,000,000 as well as a 25% non-managing membership interest in the Company. Subsequent to the Metro purchase the Company engaged Energy Source Advisors to renew a number of the leases acquired in the Metro purchase and to lease additional acreage. As a result of the asset purchase from Metro and the completion of the additional lease renewals and additional acreage purchases, the Company obtained a total of 115,000 gross/85,000 net acres of leases, having unproven reserves at the time of acquisition, in the Mississippi Lime play in Southeast Kansas for total cost of $12.2 million. The Company also acquired over 60 square miles of proprietary 3D seismic data over prospective Mississippi Lime acreage in the same area. During the year ended April 30, 2014, the period January 1, 2013 to April 30, 2013 and for the period February 2, 2012 (commencement of operations) to December 31, 2012, the Company capitalized approximately $327,002, $98,764 and $12,191,965 of Kansas oil and gas expenditures. As of April 30, 2014, management engaged an independent third party to test the Kansas assets for impairment. Throughout the year, management was not aware of any impairment indicators, but during the annual impairment test, the third party specialist concluded that the Kansas assets were impaired by $4,638,973, principally due to comparable acreage values.

Other

Other property consists primarily of four used steam generators and related equipment that will be assigned to future projects. As of April 30, 2014, management concluded that impairment was not necessary as all other assets were carried at salvage value.

6.	Asset Retirement Obligations:

The total future asset retirement obligation was estimated based on the Company’s ownership interest in all wells and facilities, the estimated legal obligations required to retire, dismantle, abandon and reclaim the wells and facilities and the estimated timing of such payments. The Company estimated the present value of its asset retirement obligations at both April 30, 2014 and 2013, based on a future undiscounted liability of $1,087,292. These costs are expected to be incurred within one to 24 years. A credit-adjusted risk-free discount rate of 10% and an inflation rate of 2% were used to calculate the present value.

Changes to the asset retirement obligation were as follows:

	April 30, 2014	April 30, 2013
Balance, beginning of period	$763,036	$143,035
Additions	-	615,784
Disposition	-	-
Revisions	-	-
Accretion	54,974	4,217
	818,010	763,036
Less: Current portion for cash flows expected to be incurred within one year	(481,658)	(213,302)
Long-term portion, end of period	$336,352	$549,734

Expected timing of asset retirement obligations:

Year Ending April 30,
2015	481,658
2016	81,181
2017	212,000
2018	-
2019	-
Thereafter	312,453
1,087,292
Effect of discount	(269,282)
Total	$818,010

As of April 30, 2014 and 2013, the Company has $0 and $25,000, respectively, of reclamation deposits with authorities to secure certain abandonment liabilities.

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

The Company recorded interest expense of $619,178 and $1,277,572 for the four month period ended April 30, 2013 and for the period February 2, 2012 (commencement of operations) through December 31, 2012, respectively. On April 23, 2013, as part of the share exchange transaction, the notes and accrued interest aggregating $21,896,733 were converted into 590,993,455 shares of the Company’s common stock.

8.	Related Party Transactions:

Employment Agreements

a)	Upon completion of the Share Exchange, the Company entered into an Employment Agreement with Scot Cohen, the Company’s Executive Chairman (the “Employment Agreement”). On November 20, 2013, the Company amended the Employment Agreement with Scot Cohen. Based on this amendment, the Company granted Mr. Cohen 41,666,667 fair value options to purchase an equal amount of shares of common stock of the Company. The options have a term of 10 years and an exercise price of $0.059. These options will vest in five equal installments, with the first 20% vesting immediately upon grant (as consideration for the service period from April 29, 2013 to November 20, 2013), and the remaining options vesting in four equal installments on the anniversary of the grant date.

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $2,006,227. For the year ended April 30, 2014, the Company expensed $576,034, respectively, to general and administrative expenses.

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

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $575,839. For the year ended April 30, 2014, the Company expensed $165,337 to general and administrative expenses.

c)	On November 22, 2013, the Company entered into an employment agreement with Gary Williky on November 20, 2013. Under the terms of this agreement, Mr. Williky will receive an annual base salary of $120,000. Mr. Williky was also granted 6,250,000 stock options of the Company pursuant to the Plan, to vest in five equal installments. The first installment vested immediately upon granting. The final four installments will vest on the anniversaries of the initial grant date, subject to the following conditions: (i) the adoption by the Company of an amendment to the Plan, approved by a vote of the shareholders of the Company, to increase the number of shares permitted to be granted under the Plan, and to put in place a stock option grant limitation in accordance with §162(m) of the Internal Revenue Code of 1986, as amended; and (ii) Mr. Williky’s continued employment with the Company.

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $287,919. For the year ended April 30, 2014, the Company expensed $82,668 to general and administrative expenses.

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

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $287,919. For the year ended April 30, 2014, the Company expensed $82,668 to general and administrative expenses.

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

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 65%; and a discount rate of 0.12%. The grant date fair value of the award was $8,764. For the year ended April 30, 2014, the Company expensed $7,742 to general and administrative expenses.

f)	On November 27, 2013, the Company entered into an employment agreement with Daniel Smith. Under the terms of this agreement, Mr. Smith will receive an annual base salary of $120,000. Mr. Smith was also granted 12,500,000 stock options of the Company pursuant to the Company’s Plan to vest in five equal installments. The first installment vested immediately upon granting. The final four installments will vest on the anniversaries of the initial grant date, subject to the following conditions: (i) the adoption by the Company of an amendment to the Plan, approved by a vote of the shareholders of the Company, to increase the number of shares permitted to be granted under the Plan, and to put in place a stock option grant limitation in accordance with §162(m) of the Internal Revenue Code of 1986, as amended; and (ii) Mr. Smith’s continued employment with the Company.

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $575,839. For the year ended April 30, 2014, the Company expensed $165,337 to general and administrative expenses.

Board of Director Grants

On November 20, 2013, the Company’s Board of Directors authorized the grants of 3,389,832 stock options to four members of the Board. The option grants have an exercise price equal to the closing price of shares of the Company’s common stock as of the date of the grant. All options granted vested immediately upon grant and have a maturity of ten years.

The Company computed the economic benefit of the grants as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the awards were $147,442. For the year ended April 30, 2014, the Company expensed $147,442 to general and administrative expenses.

Separation and Release Agreement

In addition, in June and July of 2013, the Company signed a series of agreements with Jeffrey Freedman, former Chief Executive Officer, in relation to his departure from the Company. Pursuant to these agreements, the Company has provided to Mr. Freedman the sum of $12,000 and issued 465,116 options to purchase common stock with a $56,047 aggregate fair value as of the July 24, 2013 option grant date. These options will expire on July 23, 2016 and have an exercise price of $0.215. The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.215; exercise price of $0.215; expected volatility of 88%; and a discount rate of 0.64%. The options were immediately vested and the Company recorded the $56,047 to general and administrative expense on the date of grant.

Demand Promissory Notes

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

During the period January 1, 2013 to April 30, 2013, the Company entered into a series of demand promissory notes totaling $256,950 with Petro. The demand promissory notes bore interest at 8% per annum and were due two business days after receipt of demand for payment. In an event of default, the notes bear a default rate of 15% per annum. The notes were unsecured.

As a result of the share exchange agreement, on April 23, 2013, the balance of the aforementioned demand promissory notes and accrued interest totaling $1,163,530 was converted to equity, reclassified from liability to equity and the excess was recorded as a dividend distribution.

9.	Stockholders’ Equity:

As of April 30, 2014 and 2013, the Company had 5,000,000 shares of blank check preferred stock authorized with a par value of $0.00001 per share. None of the blank check preferred shares were issued or outstanding.

As of April 30, 2014 and 2013, the Company had 29,500 shares of preferred B shares authorized with a par value of $0.00001 per share. No preferred B shares were issued or outstanding as of April 30, 2014 and 2013.

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

10.	Stock Options:

As of April 30, 2014, the Company has one equity incentive plan. The number of shares reserved for issuance in aggregate under the plan is limited to 120 million shares. The exercise price, term and vesting schedule of stock options granted are set by the board of directors at the time of grant. Stock options granted under the plan may be exercised on a cashless basis, if such exercise is approved by the Board. In a cashless exercise, the employee receives a lesser amount of shares in lieu of paying the exercise price based on the quoted market price of the shares on the trading day immediately preceding the exercise date.

As of April 30, 2013, the Company had 290,000 options outstanding and exercisable with a weighted average exercise price of $0.50. The options expire during April to June 2014. As of April 30, 2014, the Company had a total of 88,038,281 options outstanding and 24,204,947 exercisable with a weighted average exercise price of $0.06.

The following table summarizes information about the options outstanding and exercisable at April 30, 2014:

	Options	Weighted Average Exercise Prices

Outstanding, February 2, 2012	-	-
Granted	-	-
Expired	-	-
Forfeited	-	-
Outstanding, December 31, 2012	-	-
Granted/Acquired in reverse merger	290,000	0.50
Granted	-	-
Expired	-	-
Forfeited	-	-
Outstanding – April 30, 2013	290,000	$0.50
Exercisable – April 30, 2013	290,000	$0.50
Granted	87,938,281	$0.06
Exercised	-	$-
Forfeited/Cancelled	(190,000)	$0.50
Outstanding April 30, 2014	88,038,281	$0.06
Exercisable – April 30, 2014	24,204,947	$0.06

Outstanding - Aggregate Intrinsic Value		$437,365

Exercisable - Aggregate Intrinsic Value		$118,199

The following table summarizes information about the options outstanding and exercisable at April 30, 2014:

	Options Outstanding			Options Exercisable
Exercise Price	Options	Weighted Avg. Life Remaining	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
$0.50	100,000	0.00 years	$0.50	100,000	$0.50
$0.22	465,116	0.01 years	$0.22	465,116	$0.22
$0.06	87,473,165	9.43 years	$0.06	23,639,831	$0.06

Aggregate Intrinsic Value			$437,365		$118,199

For the year ended April 30, 2014, the four months ended April 30, 2013 and the period February 2, 2012 (commencement of operations) to December 31, 2012, the Company recorded stock-based compensation of $1,283,275, $607, and $0, respectively, which is included in general and administrative expenses.

Intrinsic value is the Company’s current per share fair value as quoted on the Over the Counter Bulletin Board on the balance sheet date ($0.064) less the current exercise price.

Other than the issuances disclosed in Note 8 and below, during the year ended April 30, 2014, the Company had no other stock based compensation expense. During the four month period ended April 30, 2013, the Company recorded stock-based compensation expenses of $607. During the period February 2, 2012 to December 31, 2012, the Company did not record stock based compensation.

As of April 30, 2014, the Company has $2,662,721 in unrecognized stock based compensation expense which will be amortized over a weighted average exercise period of 3.57 years.

Advisor Grants:

On November 20, 2013, the Board of Directors authorized the grant of fair value options to two consultants. The option grants have an exercise price equal to the closing price of shares of the Company’s common stock as of the date of the grant. One consultant was granted 2,333,333 fair value options and the second consultant was granted 1,833,333 fair value options. All options granted vested immediately upon grant and mature in ten years.

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; Exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the awards was $218,491. For the year ended April 30, 2014, the four month period ended April 30, 2013 and the period February 2, 2012 (commencement of operations) to December 31, 2012, the Company expensed $218,491, $0, and $0 respectively, to general and administrative expenses.

Warrants:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding and exercisable, February 2, 2012	-	-	-
Granted	-	-	-
Outstanding and exercisable – December 31, 2012	-	-	-
Acquired in reverse merger	230,000	0.50	0.65
Outstanding and exercisable – April 30, 2013	230,000	0.50	0.65
Forfeited	(230,000)	-	-
Granted	40,625,000	0.14	1.62
Outstanding and exercisable – April 30, 2014	40,625,000	0.14	1.62

The aggregate intrinsic value of the warrants was $0. Intrinsic value is the Company’s current per share fair value as quoted on the Over the Counter Bulletin Board on the balance sheet date ($0.064) less the current exercise price.

11.	Segment Information:

Petro presently has one reportable business segment, that being oil and gas exploration and exploitation. Petro’s corporate and administrative operations are conducted in both Canada and the United States, while predominantly all of the oil and gas properties and operations are located in the United States.

	Year ended April 30, 2014
	Canada	USA	Consolidated
Revenue	$-	$372,179	$372,179
Expenses	-	(9,325,708)	(9,325,708)
Net loss	-	(8,953,529)	(8,953,529)
Oil and gas assets	100,000	8,841,592	8,941,592
Property and equipment	-	930	930

	Four Month Period ended April 30, 2013
	Canada	USA	Consolidated
Revenue	$-	$184,676	$184,676
Expenses	-	(2,504,410)	(2,504,410)
Net loss	-	(2,319,734)	(2,319,734)
Oil and gas assets	100,000	13,323,089	13,423,089
Property and equipment	-	4,538	4,538
Oil and gas asset additions (reverse merger)	100,000	993,991	1,093,991
Oil and gas asset impairment	-	-	-
Property and equipment additions (reverse merger)	-	4,538	4,538

	Period February 2, 2012 (Commencement of Operations) to December 31, 2012
	Canada	USA	Consolidated
Revenue	$-	$16,901	$16,901
Expenses	-	(1,932,518)	(1,932,518)
Net loss	-	(1,915,617)	(1,915,617)
Oil and gas assets	-	12,254,519	12,254,519
Property and equipment	-	-	-
Oil and gas additions	-	12,254,519	12,254,519
Oil and gas impairment	-	-	-
Property and equipment additions	-	-	-

12.	Income Taxes:

As of April 30, 2014 and April 30, 2013, the Company had approximately $6.4 million and $3.5 million of net operating loss carryovers (“NOLs”) which expire beginning in 2027. The U.S. net operating loss carryovers are subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. Management has determined that a change in ownership occurred as a result of the share exchange on April 23, 2013. Therefore, the net operating loss carryovers are subject to an annual limitation of approximately $156,000.

The income tax expense (benefit) consists of the following:

	For the year ended April 30, 2014	For the period January 1, 2013 to April 30, 2013	For the period February 2, 2012 (Commencement of operations) to December 31, 2012
Foreign
Current	$-	$-	$-
Deferred	-	(562,868)	-
U.S. Federal
Current	-	-	-
Deferred	(3,373,053)	22,735,263

U.S. State & Local
Current	-	-	-
Deferred	(458,338)	2,758,372	-

Change in valuation allowance	3,831,391	(24,930,767)
Income tax provision (benefit)	$-	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on this assessment management has established a full valuation allowance against all of the deferred tax assets for every period, since it is more likely than not that all of the deferred tax assets will not be realized.

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	April 30, 2014	April 30, 2013	December 31, 2012

U.S. Net operating loss carryovers	$2,473,922	$1,203,780	$-
Depreciation	16,897,095	15,017,106	-
Accretion of asset retirement obligation	315,915	214,638	-
Stock-based compensation	579,982	-	-
Total deferred tax assets	$20,266,915	$16,435,524	-
Valuation allowance	(20,266,915)	(16,435,524)	-
Deferred tax asset, net of valuation allowance	$-	$-	$-

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense benefit as follows:

	For the year ended April 30, 2014	For the period from January 1, 2013 to April 30, 2013	For the period from February 2, 2012 (Commencement of operations) to December 31, 2012

U.S. federal statutory rate	(34.00)%	(34.00)%	(34.00)%
State income tax, net of federal benefit	(4.62)%	(4.13)%	-%
Impairment of excess purchase price	-%	17.97%	-%
Non-taxable flow through loss from Petro	-%	12.75%	34.00%
Section 382 NOL impairment	-%	1098.96%	-%
Foreign deferred tax write down	-%	(24.26)%	-%
Other permanent differences	(4.17)%	7.44	-%
Change in valuation allowance	42.79%	(1074.73)%	-%
Income tax provision (benefit)	0.00%	0.00%	0.00%

13.	Contingency and Contractual Obligations:

As a result of the Share Exchange, the Company inherited the following contingencies:

(a) In January 2010, the Company experienced a flood in its Calgary office premises as a result of a broken water pipe. There was significant damage to the premises rendering them unusable until remediation was completed by the landlord. Pursuant to the lease contract, the Company asserted that rent should be abated during the remediation process and accordingly, the Company ceased making rent payments in December 2009. During the remediation process, the Company engaged an independent environmental testing company to test for air quality and for the existence of other potentially hazardous conditions. The testing revealed the existence of potentially hazardous mold and the consultant provided specific written instructions for the effective remediation of the premises. During the remediation process, the landlord did not follow the consultant’s instructions to correct the potentially hazardous mold situation, and subsequently in June 2010, gave notice and declared the premises to be ready for occupancy. The Company re-engaged the consultant to re-test the premises and the testing results again revealed the presence of potentially hazardous mold. The Company determined that the premises were not fit for re-occupancy, considered the landlord to be in default of the lease, and considered the lease to be terminated.

The landlord disputed the Company’s position and gave notice that it considers the Company to be in default of the lease for failure to re-occupy the premises.

The landlord has previously claimed that the Company owed monthly rent for the premises from January 2010 to June 30, 2010 in the amount of $247,348 and as a result of the alleged default, pursuant to the terms of the lease, the Company owed three months accelerated rent in the amount of $114,837. The landlord previously also asserted that the Company would be liable for an amount up to the full lease obligation of $1,596,329 which otherwise would have been due as follows:

Year Ended April 30
2011	$473,055
2012	473,055
2013	473,055
2014	177,164
Total	$1,596,329

On January 30, 2014, the landlord filed a Statement of Claim with the Court of Queen’s Bench of Alberta against the Company in the approximate amount of $759,000. On March 26, 2014, the Company filed a Statement of Defence in which it challenged the allegations made by the landlord. The Company claims that the two year limitation period as defined under the “Limitations Act”, as established in Alberta, Canada, has been exceeded and therefore the Statement of Claim filed by the landlord should be barred in its entirety.

(b) On March 15, 2013, a former employee of the Company (VP-Operations) commenced an action in the Court of Queen’s Bench of Alberta claiming wrongful termination and seeking severance in an amount approximating US$185,000. On May 3, 2013, the Company reached a settlement with the former employee and entered into a formal settlement and release of claims agreement. As consideration for full settlement and mutual release, the Company issued the former employee 200,000 shares of common stock of the Company, valued at $0.40 per share or $80,000, and paid $50,000 during the year ended April 30, 2014, respectively.

(c) In September 2013, the Company was notified by the Railroad Commission of Texas (the “Commission”) that the Company was not in compliance with regulations promulgated by the Commission. The Company was therefore deemed to have lost its corporate privileges within the State of Texas and as a result, all wells within the state would have to be plugged. The Commission therefore collected $25,000 from the Company, which was originally deposited with the Commission, to cover a portion of the estimated costs of $88,960 to plug the wells. In addition to the above, the Commission also reserved its right to separately seek any remedies against the Company resulting from its noncompliance.

(d) The Company is from time to time involved in legal proceedings in the ordinary course of business. It does not believe that any of these claims and proceedings against it is likely to have, individually or in the aggregate, a material adverse effect on its financial condition or results of operations.

14.	Subsequent Events:

Investment in Bandolier Energy LLC. and Acquisition of Spyglass Energy Group, LLC / Pearsonia West Concession

On May 30, 2014, Petro River Oil Corp. (the “Company”), entered into a Subscription Agreement, pursuant to which the Company purchased a 50% interest in Bandolier Energy LLC (“Bandolier”). The Company has the right to appoint a majority of the board of managers of Bandolier. Thereafter, Bandolier, pursuant to that certain Securities Purchase Agreement, effective January 1, 2014, acquired from Nadel and Gussman, LLC, Charles W. Wickstrom, and Shane E. Matson, in an all-cash transaction, all of the issued and outstanding equity of Spyglass Energy Group, LLC (“Spyglass”), the owner of a 100% working interest in the Pearsonia West Concession (“Pearsonia”) in Osage County, Oklahoma. Pearsonia comprises the largest contiguous oil and gas acreage position in Northeastern Oklahoma, approximately 106,000 acres, with substantial original oil in place, stacked reservoirs, as well as exploratory and development opportunities that can be accessed through both horizontal and vertical drilling. Significant infrastructure is already in place including 32 square miles of 3D seismic, 3 phase power, a dedicated sub-station as well as multiple oil producing horizontal wells.

The Company has filed a request for confidential treatment for certain terms of the Subscription Agreement and the Securities Purchase Agreement, including the purchase price and capital contribution paid by the Company. Subsequent to the transactions described above, Bandolier assigned a 51% interest in Spyglass to PO1, LLC (“PO1”), a wholly-owned subsidiary of the Company, pursuant to an Assignment and Assumption Agreement, dated as of May 30, 2014. Pursuant to the terms of the Assignment, PO1 has 180 days to pay Bandolier an amount equal to the aggregate initial capital contributions made by all Series A members of Bandolier pursuant to the Subscription Agreement, otherwise the assignment of the 51% interest to PO1 shall be cancelled. The foregoing description of the transactions and agreements does not purport to be complete and is qualified in its entirety by the Subscription Agreement, the Securities Purchase Agreement and the Assignment, which have been filed. as attachments to the Form 8-K filed by the Company with the Securities and Exchange Commission on June 5, 2014.

The Company’s Executive Chairman, Scot Cohen, is a manager of, and investor in, Pearsonia West Investment Group, LLC (“PWIG”), a special purpose vehicle formed for the purpose of investing in Bandolier with the Company. The Board of Directors of the Company was informed of Mr. Cohen’s participation in these transactions and pre-approved of them in accordance with the Company’s Code of Ethics. In connection with PWIG’s investment in Bandolier, the Company and PWIG entered into an agreement, dated May 30, 2014, granting the members of PWIG an option, exercisable at any time prior to May 30, 2017, to exchange their pro rata share of the Bandolier interests for shares of the Company’s common stock, at a price of $0.08 per share of common stock, subject to adjustment (the “Option”). The Option, if fully exercised, would result in the Company issuing 55,000,000 shares of its common stock to the members of PWIG.

Memorandum of Understanding with Sichuan Renzhi Oilfield Technology Services Ltd.

On July 3, 2014, Petro River Oil Corp. (the “Company”) entered into a memorandum of understanding with Sichuan Renzhi Oilfield Technology Services Co. Ltd., a corporation incorporated under the laws of the People’s Republic of China and traded on the Shenzhen Stock Exchange (“Renzhi”), which is memorialized in a Framework Agreement for Acquisition and Cooperation (the “MOU”). The MOU sets forth a framework for (i) the sale by the Company,and the purchase by Renzhi, of PO1, LLC (“PO1”), a wholly-owned subsidiary of the Company, which owns 51% of the issued and outstanding membership interests of Spyglass Energy Group, LLC (“Spyglass”), the owner of oil and gas leases, leaseholds, lands, and options and concessions thereto, located in Osage County, Oklahoma; and (ii) the joint development by the Company and Renzhi of oil and gas technology and properties (collectively, the “Transactions”), with an aggregate investment by Renzhi to the Company in the amount of $87,500,000.

The Company and Renzhi intend to enter into one or more definitive agreements to effectuate the terms of the MOU. The execution of definitive documentation with respect to the Transactions remains subject to additional negotiations between the parties, further due diligence, Renzhi obtaining financing in order to comply with its obligations, and applicable Chinese regulatory approvals. There can be no assurance that definitive documentation for the Transactions will be entered into by the parties or that the Transactions will close.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO RIVER OIL CORP.

	By:	/s/ Scot Cohen
	Name:	Scot Cohen
	Title:	Executive Chairman

	By:	/s/ David Briones
	Name:	David Briones
	Title	Chief Financial Officer
Date: August 13, 2014

46

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

Signature	Title	Date

/s/ Scot Cohen	Executive Chairman and Director	August 13, 2014
Scot Cohen	(Principal Executive Officer)

/s/ David Briones	Chief Financial Officer	August 13, 2014
David Briones	(Principal Accounting Officer)

/s/ Glenn C. Pollack	Director	August 13, 2014
Glenn C. Pollack

/s/ John Wallace	Director	August 13, 2014
John Wallace

/s/ Fred Zeidman	Director	August 13, 2014
Fred Zeidman

47

Index to Exhibits

Exhibit Number	Exhibit Description

3.1 (1)	Certificate of Incorporation of the Company

3.2 (1)	Bylaws of the Company

10.1(2)	Securities Purchase Agreement of Petro River Oil LLC, dated as of April 23, 2013, by and among Petro River Oil Corp., Petro River Oil, LLC, the holders of outstanding secured promissory notes of Petro River Oil, LLC, the members of Petro River Oil, LLC and Mega Partners 1 LLC

10.2*	Amended and Restated 2012 Equity Compensation Plan

14.1(3)	Code of Business Conduct and Ethics

21.1(2)	Subsidiaries

24.1*	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached hereto.

(1)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 13, 2012.

(2)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on April 29, 2013.

(3)	Incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on August 28, 2013.

48