Form 10-Q
period 2014-07-31
Petro River Oil Corp.
filed 2014-09-23
CIK 1172298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 22, 2014
Common Stock, $.00001 par value per share	818,567,746 shares

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Petro River Oil Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	As of
	July 31, 2014	April 30, 2014
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,407,129	$8,352,949
Accounts receivable	818,984	51,979
Prepaid expenses and other current assets	32,977	40,297
Total Current Assets	4,259,090	8,445,225

Oil and gas assets, net	17,155,285	8,941,592
Property, plant and equipment, net of accumulated depreciation of $315,238 and $314,308	3,796	930
Other assets	6,000	6,000
Total Other Assets	17,165,081	8,948,522
Total Assets	$21,424,171	$17,393,747

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$950,677	$480,637
Current portion of asset retirement obligations	484,939	481,658
Total Current Liabilities	1,435,616	962,295

Long-term liabilities:
Asset retirement obligations, net of current portion	422,254	336,352
Total Liabilities	1,857,870	1,298,647

Commitments and contingencies

Stockholders’ Equity:

Preferred Shares - 5,000,000 authorized; par value $0.00001 per share	-	-
Preferred B shares - 29,500 authorized; 0 issued with a $100 stated value, par value $0.00001 per share	-	-
Common shares - 2,250,000,000 authorized; par value $0.00001 per share; issued and outstanding; 818,567,746 and 818,567,746, respectively	8,186	8,186
Additional paid-in capital	27,937,289	27,748,045
Accumulated deficit	(12,976,463)	(11,661,131)
Total Stockholders’ Equity	14,969,012	16,095,100
Non-controlling interests	4,597,289	-
Total Stockholders’ Equity	19,566,301	16,095,100
Total Liabilities and Stockholders’ Equity	$21,424,171	$17,393,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

Petro River Oil Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	July 31, 2014	July 31, 2013
Operations
Revenues
Oil and natural gas sales	$666,276	$104,840
Total Revenues	666,276	104,840

Operating Expenses
Operating	340,668	64,079
General and administrative	1,861,532	2,219,028
Depreciation, depletion and accretion	182,152	26,354
Total Expenses	2,384,352	2,309,461

Operating loss	(1,718,076)	(2,204,621)

Other income (expense)	33	(5)

Net Loss	(1,718,043)	(2,204,626)

Net Loss attributable to non-controlling interest	(402,711)	-

Net Loss attributable to Petro River Oil Corp. and Subsidiaries	$(1,315,332)	$(2,204,626)

Net Loss per Common Share Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	818,567,746	737,311,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

Petro River Oil Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	July 31, 2014	July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,718,043)	$(2,204,626)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	189,244	1,539,500
Depreciation, depletion and amortization	169,510	13,098
Accretion of asset retirement obligation	12,642	13,256
Changes in operating assets and liabilities:
Accounts receivable	(767,005)	(13,736)
Prepaid expenses and other assets	7,320	9,001
Accounts payable and accrued expenses	470,040	274,761
Net Cash Used in Operating Activities	(1,636,292)	(368,746)

Cash Flows From Investing Activities:
Capitalized expenditures on oil and gas assets	(8,305,732)	(295,965)
Purchase of office equipment	(3,796)	-
Net Cash Used in Investing Activities	(8,309,528)	(295,965)

Cash Flows From Financing Activities:
Cash received from non-controlling interest contribution	5,000,000	-
Net Cash Provided by Financing Activities	5,000,000	-

Change in cash and cash equivalents	(4,945,820)	(664,711)

Cash and cash equivalents, beginning of period	8,352,949	5,703,082
Cash and cash equivalents, end of period	$3,407,129	$5,038,371

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Conversion of accrued settlement liability into common stock	$-	$80,000
Acquisition of oil and gas assets	$76,541	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PETRO RIVER OIL CORP.

Notes to the Condensed Consolidated Financial Statements

For the three months ended July 31, 2014 and 2013

1.	Organization and Liquidity:

Petro River Oil Corp (the “Company”) is an enterprise engaged in the exploration and exploitation of heavy oil properties. The Company’s principal administrative office is located in Houston, Texas and its principal operations are in Oklahoma, Kansas and Western Missouri. The Company also has an office in New York, New York.

Petro River Oil Corp. is an independent exploration and production company with a focus on drilling, completion, recompletions, and applying modern technologies to both conventional and unconventional oil and gas assets. The Company’s core holdings are in the Mid Continent region in Oklahoma and Kansas. The Company’s operations are currently focused on the Mississippi Lime Play, capitalizing on the experience, knowledge, and drilling techniques of its team. The Company is driven to utilize our expertise both in the region and in similar formations to exploit hydrocarbon prone resources with tight and/or challenging characteristics in order to create value for the company and our shareholders.

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

Investment in Bandolier Energy LLC and Acquisition of Spyglass Energy Group, LLC / Pearsonia West Concession

On May 30, 2014, the Company entered into a Subscription Agreement, (the “Subscription Agreement”), pursuant to which the Company was issued a 50% interest in Bandolier Energy, LLC (“Bandolier”) in exchange for a capital contribution of $5,000,000. The Company has the right to appoint a majority of the board of managers of Bandolier, pursuant to the Amended and Restated Limited Liability Company Agreement of Bandolier. The Company’s Executive Chairman is a manager of, and investor in, Pearsonia West Investment Group, LLC (“PWIG”), a special purpose vehicle formed for the purpose of investing in Bandolier with the Company and Ranger Station. PWIG was issued 44% interest in Bandolier for cash consideration of $4,400,000. Ranger Station was issued 6% interest in Bandolier for cash consideration of $600,000. In connection with PWIG’s investment in Bandolier, the Company and PWIG entered into an agreement, dated May 30, 2014, granting the members of PWIG an option, exercisable at any time prior to May 30, 2017, to exchange their pro rata share of the Bandolier interests for shares of the Company’s common stock, at a price of $0.08 per share of common stock, subject to adjustment (the “Option”). The Option, if fully exercised, would result in the Company issuing 55,000,000 shares of its common stock to the members of PWIG.

The Company has operational control along with a 50 percent ownership interest in the newly formed Bandolier. As a result, the Company consolidates Bandolier. The remaining 50 percent non–controlling interest represents the equity investment from PWIG and Ranger Station. The Company will allocate the proportionate share of the net operating income/loss to both the Company and the non-controlling interest.

Subsequent the initial capitalization of Bandolier, Bandolier acquired for a purchase price of $8,712,893 less a $407,161 clawback, all of the issued and outstanding equity of Spyglass Energy Group, LLC (“Spyglass”), the owner of oil and gas leases, leaseholds, lands, and options and concessions thereto located in Osage County, Oklahoma. Spyglass controls a significant contiguous oil and gas acreage position in Northeastern Oklahoma, consisting of approximately 106,000 acres, with substantial original oil in place, stacked reservoirs, as well as exploratory and development opportunities that can be accessed through both horizontal and vertical drilling. Significant infrastructure is already in place including 32 square miles of 3D seismic, 3 phase power, a dedicated sub-station as well as multiple oil producing horizontal wells.

The Company recorded the purchase of Spyglass using the acquisition method of accounting as specified in ASC 805 “Business Combinations.” This method of accounting requires the acquirer to (i) record purchase consideration issued to sellers in a business combination at fair value on the date control is obtained, (ii) determine the fair value of any non-controlling interest, and (iii) allocate the purchase consideration to all tangible and intangible assets acquired and liabilities assumed based on their acquisition date fair values. Further, the Company commenced reporting the results of Spyglass on a consolidated basis with those of the Company effective upon the date of the acquisition.

The following tables summarizes fair values of the net liabilities assumed and the allocation of the aggregate fair value of the purchase consideration, and non-controlling interest and net liabilities to assumed identifiable and unidentifiable intangible assets. The fair value allocation is based on management’s preliminarily best estimates utilizing potential production and future cash flows:

Purchase consideration:
Net cash provided	$8,305,732
Liabilities assumed	76,541
Aggregate fair value of enterprise	8,382,273

Purchase price allocation:
Oil and gas assets – proved developed – estimated	2,460,632
Oil and gas assets – proved undeveloped – estimated	5,921,641
Asset retirement obligations – estimated	(76,541)

The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company as though the acquisition had occurred as of May 1, 2013. The pro forma amounts presented are not necessarily indicative of either the actual operation results had the acquisition transaction occurred as of May 1, 2013.

	July 31, 2014	July 31, 2013
Revenues	$1,033,092	$1,911,205
Net loss	(1,506,454)	(1,205,473)
Loss per share of common share - Basic and diluted	(0.00)	(0.00)
Weighted average number of common shares Outstanding - Basic and diluted	818,567,746	737,311,224

At July 31, 2014 the non–controlling interest in Bandolier was as follows:

Non–controlling interest at April 30, 2014	$-
Acquisition of non–controlling interest in Bandolier	5,000,000
Non–controlling share of net loss	(402,711)
Non–controlling interest at July 31, 2014	$4,597,289

Liquidity and Management Plans

The Company is focused on developing its core position in the Mississippi Lime, specifically its recently acquired Pearsonia West Concession in Osage County. Management’s current plans in the Mississippi Lime play are focused on Pearsonia West, but Petro River also owns additional Mississippi Lime acreage in Kansas. Over the last 12 months the Company has continued to build out its leadership and technical team with individuals with extensive in the Mississippi Lime play. Additionally, the Company has been in discussions with industry partners to capitalize and develop acreage in the Mississippi Lime. The Company continues to seek out joint venture partners and acquisition targets.

Non-core projects related to the Company’s legacy heavy oil reservoirs are still in technical review but a determination has been made to continue testing pilot technologies and processes on the Missouri heavy oil assets. In Missouri, the Company has continued to analyze reservoir data and testing results to determine if any of these technologies or processes may lead to a viable and economic development plan for the understanding and test phases to develop an economic heavy oil production reserve base. The Company is leveraging executive vice president Luis Vierma’s experience in heavy oil which he acquired during his time as vice president of Exploration and Production at Petróleos de Venezuela, S.A, (“PDVSA”).

The ultimate goal of the management of the Company is to maximize shareholder value. Specific targets include: increasing production by developing its acreage, increasing profitability margins by evaluating and optimizing its production, and executing its business plan to increase property values, prove its reserves, and expand its asset base.

At July 31, 2014, the Company had working capital of approximately $2.8 million and has incurred losses since it commenced operations and utilized cash in its operating activities to date. In addition, Petro has a limited operating history. At July 31, 2014, the Company had cash and cash equivalents of approximately $3.4 million. Management believes that the current level of working capital is sufficient to maintain current operations in Kansas, Oklahoma and Missouri as well as the planned added operations for the next 12 months. Management intends to continue to raise capital through debt and equity instruments in order to achieve its business plans. Management can provide no assurances that the Company will be successful in capital raising efforts. In order to conserve capital, from time to time, management may defer certain development activity.

2.	Basis of Preparation:

The condensed consolidated financial statements and accompanying footnotes are prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

These condensed consolidated financial statements include the below subsidiaries:

Petro River Oil LLC, Petro Spring, LLC, PO1, LLC and MegaWest Energy USA Corp. and its wholly owned subsidiaries:

MegaWest Energy Texas Corp.

MegaWest Energy Kentucky Corp.

MegaWest Energy Missouri Corp.

MegaWest Energy Kansas Corp.

MegaWest Energy Montana Corp.

Also contained in the condensed consolidated financial statements is the financial information of the Company’s 50% owned subsidiary, Bandolier Energy LLC.

The unaudited condensed consolidated financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended April 30, 2014 filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2014. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the year ended April 30, 2014 has been omitted. The results of operations for the interim periods presented are not necessarily indicative of results for the entire year ending April 30, 2015.

3.	Significant Accounting Policies:

(a)	Use of Estimates:

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include volumes of oil and natural gas reserves, abandonment obligations, impairment of oil and natural gas properties, depreciation and accretion, income taxes, fair value of financial instruments, and contingencies.

Oil and gas proven reserve estimates, which are the basis for unit-of-production depletion and the full cost ceiling test, have a number of inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in prices of crude oil and gas. Such prices have been volatile in the past and can be expected to be volatile in the future. As of July 31, 2014, the Company had proven reserves in Oklahoma in relation to the Bandolier transaction.

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

Oil and Gas Properties: The Company uses the full-cost method of accounting for its exploration and development activities. Under this method of accounting, the costs of both successful and unsuccessful exploration and development activities are capitalized as oil and gas property and equipment. Proceeds from the sale or disposition of oil and gas properties are accounted for as a reduction to capitalized costs unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country, in which case a gain or loss would be recognized in the condensed consolidated statements of operations. All of the Company’s oil and gas properties are located within the continental United States, its sole cost center.

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

The Company accounts for its unproven long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. As of April 30, 2014, management engaged a third party to perform an independent study of the oil and gas assets. Management concluded that the Montana assets was impaired by $75,000 and the Kansas assets were impaired by $4,638,973. The Company recorded $4,713,973 impairment to the consolidated statement of operations for the year ended April 30, 2014.

Proved Oil and Gas Reserves: In accordance with Rule 4-10 of SEC Regulation S-X, proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. All of the Company’s oil and gas properties with proven reserves were impaired to the salvage value prior to the Bandolier transaction. The price used to establish economic producibility is the average price during the 12-month period preceding the end of the entity’s fiscal year and calculated as the un-weighted arithmetic average of the first-day-of-the-month price for each month within such 12-month period. Upon completion of the Bandolier transaction, the Company acquired $2,460,632 in proved developed oil and gas assets and $5,921,641 in proven undeveloped oil and gas assets.

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

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers which require significant judgment, as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expenses. There have been no material changes in the methodology used by the Company in calculating depletion, depreciation and amortization of oil and gas properties under the full cost method during the three months ended July 31, 2014 and 2013.

(d)	Asset Retirement Obligations:

The Company recognizes a liability for the estimated fair value of site restoration and abandonment costs when the obligations are legally incurred and the fair value can be reasonably estimated. The fair value of the obligations is based on the estimated cash flow required to settle the obligations discounted using the Company’s credit adjusted risk-free interest rate. The obligation is recorded as a liability with a corresponding increase in the carrying amount of the oil and gas assets. The capitalized amount will be depleted on a unit-of-production method. The liability is increased each period, or accretes, due to the passage of time and a corresponding amount is recorded in the condensed consolidated statements of operations.

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

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three months ended July 31, 2014 and 2013 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at July 31, 2014 and 2013:

As at	July 31, 2014	July 31, 2013
Stock Options	87,938,281	290,000
Stock Purchase Warrants	40,625,000	-
Compensation Warrants	-	230,000
	128,563,281	520,000

(g)	Fair Value of Financial Instruments:

All financial instruments, including cash and cash equivalents, accounts receivable and accounts payable and accrued expenses are to be recognized on the condensed consolidated balance sheet initially at carrying value. The carrying value of these assets approximates their fair value due to their short-term maturities.

At each balance sheet date, the Company assesses financial assets for impairment with any impairment recorded in the condensed consolidated statement of operations. To assess loans and receivables for impairment, the Company evaluates the probability of collection of accounts receivable and records an allowance for doubtful accounts, which reduces loans and receivables to the amount management reasonably believes will be collected. In determining the amount of the allowance, the following factors are considered: the length of the time the receivable has been outstanding, specific knowledge of each customer’s financial condition and historical experience.

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

The Company evaluates subsequent events through the date the condensed consolidated financial statements are issued.

(i)	Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

4.	Oil and Gas Assets:

The following table summarizes the oil and gas assets by project:

Cost	Oklahoma	Kansas	Missouri	Kentucky	Montana	Other	Total
Balance May 1, 2014	$-	$7,922,601	$918,991	$-	$-	$100,000	$8,941,592
Additions	8,382,273	-	-	-	-	-	8,382,273
Depreciation and amortization	(139,410)	(29,170)	-	-	-	-	(168,580)

Balance July 31, 2014	$8,242,863	$7,893,431	$918,991	$-	$-	$100,000	$17,155,285

Oklahoma

On May 30, 2014, the Company, entered into a Subscription Agreement, pursuant to which the Company purchased a 50% interest in Bandolier. Bandolier’s oil and gas assets are located in in Osage County, Oklahoma and comprise a significant contiguous oil and gas acreage position in Northeastern Oklahoma, approximately 106,000 acres, with substantial original oil in place, stacked reservoirs, as well as exploratory and development opportunities that can be accessed through both horizontal and vertical drilling. Significant infrastructure is already in place including 32 square miles of 3D seismic, 3 phase power, a dedicated sub-station as well as multiple oil producing horizontal wells. As a result of this transaction, the Company capitalized $2,460,632 in proved developed oil and gas assets and $5,921,641 in proven undeveloped oil and gas assets. No impairment was recorded on these assets during the three months ended July 31, 2014.

Kansas

Through proceeds received from the issuance of various promissory notes, on February 1, 2012 Petro purchased various interests in oil and gas leases, wells, records, data and related personal property located along the Mississippi Lime play in the state of Kansas from Metro, a Louisiana company and other interrelated entities, which were in financial distress. These assets were purchased by Petro from Metro through a court approved order as Metro was undergoing Chapter 11 Bankruptcy proceedings as a Debtor-In-Possession of these various oil and gas assets. Petro purchased these assets for cash considerations of $2,000,000 as well as a 25% non-managing membership interest in the Company. Subsequent to the Metro purchase the Company engaged Energy Source Advisors to renew a number of the leases acquired in the Metro purchase and to lease additional acreage. As a result of the asset purchase from Metro and the completion of the additional lease renewals and additional acreage purchases, the Company obtained a total of 115,000 gross/85,000 net acres of leases, having unproven reserves at the time of acquisition, in the Mississippi Lime play in Southeast Kansas for total cost of $12.2 million. The Company also acquired over 60 square miles of proprietary 3D seismic data over prospective Mississippi Lime acreage in the same area. During the year ended April 30, 2014, management engaged an independent third party to test the Kansas assets for impairment. Throughout the year, management was not aware of any impairment indicators, but during the annual impairment test, the third party specialist concluded that the Kansas assets were impaired by $4,638,973, principally due to comparable acreage values. No further impairment was recorded on these assets during the three months ended July 31, 2014.

Missouri

At July 31, 2014, the Company’s Missouri lease holdings totaled 1,272 gross acres with 98.4% working interest.

On separate pilot projects at Deerfield, the Company built two 500 barrel of oil per day steam drive production facilities (Marmaton River and Grassy Creek) comprised of 116 production wells, 39 steam injection wells and 14 service and observation wells. Throughout the Deerfield area, the Company has drilled 73 exploration/delineation wells with a 67% success rate.

As of July 31, 2014 and April 30, 2014, all Missouri assets were carried at salvage value, since the Company’s current business plans do not contemplate raising the necessary capital to develop these properties. The Company is in current discussions with third parties to use the acreage as a testing site for heavy oil solutions with contemplated profit sharing opportunities.

Kentucky

As a result of the share exchange, the Company acquired Kentucky lease holdings which include a 37.5% working interest in 27,150 unproved gross acres (10,181 net acres). At July 31, 2014 and April 30, 2014 the Kentucky lease holdings acquired as a result of the share exchange have expired.

Montana

As of July 31, 2014 and April 30, 2014, the Montana leasehold in the Devils Basin prospect have expired.

During the year ended April 30, 2014, management fully impaired the asset to zero due to the expiration of the leases.

Other

Other property consists primarily of four used steam generators and related equipment that will be assigned to future projects. As of July 31, 2014, management concluded that impairment was not necessary as all other assets were carried at salvage value.

5.	Asset Retirement Obligations:

The total future asset retirement obligation was estimated based on the Company’s ownership interest in all wells and facilities, the estimated legal obligations required to retire, dismantle, abandon and reclaim the wells and facilities and the estimated timing of such payments. The Company estimated the present value of its asset retirement obligations at both July 31, 2014 and April 30, 2014, based on a future undiscounted liability of $1,183,292 and $1,087,292, respectively. These costs are expected to be incurred within one to 24 years. A credit-adjusted risk-free discount rate of 10% and an inflation rate of 2% were used to calculate the present value.

Changes to the asset retirement obligation were as follows:

	July 31, 2014	April 30, 2014
Balance, beginning of period	$818,010	$763,036
Additions	76,541	-
Disposition	-	-
Revisions	-	-
Accretion	12,642	54,974
	907,193	818,010
Less: Current portion for cash flows expected to be incurred within one year	(484,939)	(481,658)
Long-term portion, end of period	$422,254	$336,352

Expected timing of asset retirement obligations:

Year Ending April 30,
2015	460,778
2016	81,181
2017	212,000
2018	96,000
2019	-
Thereafter	333,334
1,183,293
Effect of discount	(276,100)
Total	$907,193

As of July 31, 2014 and April 30, 2014, the Company has $0 of reclamation deposits with authorities to secure certain abandonment liabilities.

6.	Related Party Transactions:

During the three months ended July 31, 2014 and 2013, the Company expensed an aggregate $189,244 and $1,539,500, respectively, to general and administrative expenses for stock based compensation pursuant to employment agreements with certain employees.

7.	Stockholders’ Equity:

As of July 31, 2014 and April 30, 2014, the Company had 5,000,000 shares of blank check preferred stock authorized with a par value of $0.00001 per share. None of the blank check preferred shares were issued or outstanding.

As of July 31, 2014 and April 30, 2014, the Company had 29,500 shares of preferred B shares authorized with a par value of $0.00001 per share. No preferred B shares were issued or outstanding.

8.	Stock Options:

As of July 31, 2014, the Company has one equity incentive plan. The number of shares reserved for issuance in aggregate under the plan is limited to 120 million shares. The exercise price, term and vesting schedule of stock options granted are set by the Board of Directors at the time of grant. Stock options granted under the plan may be exercised on a cashless basis, if such exercise is approved by the Board. In a cashless exercise, the employee receives a lesser amount of shares in lieu of paying the exercise price based on the quoted market price of the shares on the trading day immediately preceding the exercise date.

As of April 30, 2014, the Company had a total of 88,038,281 options outstanding and 24,204,947 exercisable with a weighted average exercise price of $0.06. As of July 31, 2014, the Company had a total of 87,938,281 options outstanding and 24,104,947 exercisable with a weighted average exercise price of $0.06.

The following table summarizes information about the options outstanding and exercisable at July 31, 2014:

	Options	Weighted Average Exercise Prices

Outstanding – April 30, 2014	88,038,281	$0.06
Exercisable – April 30, 2014	24,204,947	$0.06
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	(100,000)	$-
Outstanding July 31, 2014	87,938,281	$0.06
Exercisable – July 31, 2014	24,104,947	$0.06

Outstanding - Aggregate Intrinsic Value		$1,137,151

Exercisable - Aggregate Intrinsic Value		$307,317

The following table summarizes information about the options outstanding and exercisable at July 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Price	Options	Weighted Avg. Life Remaining	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
$0.22	465,116	0.01 years	$0.22	465,116	$0.22
$0.06	87,473,165	9.19 years	$0.06	23,639,831	$0.06
	87,938,281			24,104,947
Aggregate Intrinsic Value			$1,137,151		$307,317

For the three months ended July 31, 2014 and 2013, the Company recorded stock-based compensation of $189,244 and $1,539,500, respectively, which is included in general and administrative expenses.

Intrinsic value is the Company’s current per share fair value as quoted on the Over the Counter Bulletin Board on the balance sheet date ($0.064) less the current exercise price.

Other than the issuances disclosed in Note 6 and below, during the three months ended July 31, 2014, the Company had no other stock based compensation expense.

As of July 31, 2014, the Company has $2,437,477 in unrecognized stock based compensation expense which will be amortized over a weighted average exercise period of 3.31 years.

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

Warrants:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding and exercisable – April 30, 2014	40,625,000	0.14	1.62
Forfeited	-	-	-
Granted	-	-	-
Outstanding and exercisable – July 31, 2014	40,625,000	0.14	1.37

The aggregate intrinsic value of the warrants was $0. Intrinsic value is the Company’s current per share fair value as quoted on the Over the Counter Bulletin Board on the balance sheet date ($0.064) less the current exercise price.

9.	Contingency and Contractual Obligations:

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

(b) In September 2013, the Company was notified by the Railroad Commission of Texas (the “Commission”) that the Company was not in compliance with regulations promulgated by the Commission. The Company was therefore deemed to have lost its corporate privileges within the State of Texas and as a result, all wells within the state would have to be plugged. The Commission therefore collected $25,000 from the Company, which was originally deposited with the Commission, to cover a portion of the estimated costs of $88,960 to plug the wells. In addition to the above, the Commission also reserved its right to separately seek any remedies against the Company resulting from its noncompliance.

(c) On July 3, 2014, the Company entered into a memorandum of understanding with Sichuan Renzhi Oilfield Technology Services Co. Ltd., a corporation incorporated under the laws of the People’s Republic of China and traded on the Shenzhen Stock Exchange (“Renzhi”), which is memorialized in a Framework Agreement for Acquisition and Cooperation (the “MOU”). The MOU sets forth a framework for (i) the sale by the Company, and the purchase by Renzhi, of PO1, LLC (“PO1”), a wholly-owned subsidiary of the Company, which owns 51% of the issued and outstanding membership interests of Spyglass, the owner of oil and gas leases, leaseholds, lands, and options and concessions thereto, located in Osage County, Oklahoma; and (ii) the joint development by the Company and Renzhi of oil and gas technology and properties (collectively, the “Transactions”), with an aggregate investment by Renzhi to the Company in the amount of $87,500,000.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except as otherwise indicated by the context, references in this Quarterly Report to “we”, “us”, “our” or the “Company” are to the consolidated businesses of Petro River Oil Corp. and its wholly-owned direct and indirect subsidiaries and majority-owned subsidiaries, except that references to “our common stock” or “our capital stock” or similar terms refer to the common stock, par value $0.00001 per share, of Petro River Oil Corp., a Delaware corporation (the “Company” or the “Registrant”).

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

This Report contains forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “intends,” “estimates,” “continues,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Report or other reports or documents we file with the Securities and Exchange Commission (“SEC”) from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion of our financial condition and results of operations is based upon and should be read in conjunction with our condensed consolidated financial statements and their related notes included in this Quarterly Report and our Annual Report on Form 10-K filed with the SEC on August 13, 2014 for the year ended April 30, 2014.

Business Overview

Petro River Oil Corp. is an independent exploration and production company with a focus on drilling, recompletions, and applying modern technologies to both conventional and unconventional oil and gas assets. Specific targets include: increasing production by developing our acreage, increasing profitability margins by evaluating and optimizing our production, and executing our business plan to increase property values, reserves, and expanding our asset base.

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

Mr. Cohen is joined by Luis Vierma, Daniel Smith and Ruben Alba who make up the Company’s technical leadership. Mr. Vierma has 35 years of experience in oil and gas including Vice President of Exploration and Production at Petróleos de Venezuela, S.A, (“PDVSA”) the fourth largest oil company in the world. Mr. Vierma has a BS in Chemistry and MS in Geology and leads the Company’s Geological and Geophysical team. Mr. Smith is a registered petroleum engineer with over 15 years’ experience. Mr. Smith spent his career at XTO Energy where he served as an operations engineer responsible for managing fields producing in excess of 100 million cubic feet of natural gas per day. Mr. Alba has been active in the oil and gas industry since 1997. Previously he was with Halliburton Energy Services and Superior Well Services overseeing regional technical staff and operations. Mr. Alba manages the Company’s heavy oil projects in Missouri and Kentucky.

The Company is focused on developing its Mississippi Lime acreage. Over the last 12 months the Company has continued to build out its leadership and technical team. Additionally, the Company has been in discussions with industry partners to capitalize and develop acreage in the Mississippi Lime. The Company continues to seek out joint venture partners and acquisition targets.

Projects related to the heavy oil reservoirs are in technical review. The Company has an extensive amount of technical and reservoir information on the Missouri, Oklahoma and Kentucky positions. The data is being utilized in the understanding and test phases to develop an economic heavy oil production reserve base.

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

On May 30, 2014, the Company entered into a Subscription Agreement, (the “Subscription Agreement”), pursuant to which the Company was issued a 50% interest in Bandolier Energy, LLC (“Bandolier”) in exchange for a capital contribution of $5,000,000. The Company has the right to appoint a majority of the board of managers of Bandolier, pursuant to the Amended and Restated Limited Liability Company Agreement of Bandolier. Thereafter, Bandolier, pursuant to that certain Securities Purchase Agreement, effective January 1, 2014, acquired from Nadel and Gussman, LLC, Charles W. Wickstrom, and Shane E. Matson, for a purchase price of $8,712,893 less a $407,161 clawback, all of the issued and outstanding equity of Spyglass Energy Group, LLC (“Spyglass”), the owner of oil and gas leases, leaseholds, lands, and options and concessions thereto located in Osage County, Oklahoma. Spyglass comprises the largest contiguous oil and gas acreage position in Northeastern Oklahoma, approximately 106,000 acres, with substantial original oil in place, stacked reservoirs, as well as exploratory and development opportunities that can be accessed through both horizontal and vertical drilling. Significant infrastructure is already in place including 32 square miles of 3D seismic, 3 phase power, a dedicated sub-station as well as multiple oil producing horizontal wells.

As a result of the investment in Bandolier and the Acquisition of Spyglass, the Company has both proven developed and proven undeveloped oil and gas assets.

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

The Company assesses all items classified as unproved property on an annual basis for possible impairment. The Company assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: land relinquishment; intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate impairment, the related exploration costs incurred are transferred to the full cost pool and are then subject to depletion and the ceiling limitations on development oil and natural gas expenditures.

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

As of April 30, 2014, management engaged a third party to perform an independent study of the oil and gas assets. Management concluded that the Montana assets was impaired by $75,000 and the Kansas assets were impaired by $4,638,973. The Company recorded $4,713,973 impairment to the condensed consolidated statements of operations during the year ended April 30, 2014. For the three months ended July 31, 2014, the Company did not record impairment on its oil and gas assets.

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

Results of Operations for the Three Months Ended July 31, 2014 compared to Three Months Ended July 31, 2013

	Three Months	Three Months
	Ended	Ended
	July 31, 2014	July 31, 2013
Operations
Revenues
Oil and natural gas sales	$666,276	$104,840
Total Revenues	666,276	104,840

Operating Expenses
Operating	340,668	64,079
General and administrative	1,861,532	2,219,028
Depreciation, depletion and accretion	182,152	26,354
Total Expenses	2,384,352	2,309,461

Operating loss	(1,718,076)	(2,204,621)

Other income (expense)	33	(5)

Net Loss before non-controlling interest	(1,718,043)	(2,204,626)

Net loss attributable to non-controlling interest	(402,711)	-

Net loss attributable to Petro River Oil Corp. and Subsidiaries	$(1,315,332)	$2,204,626

Net Loss per Common Share Basic and Diluted	$(0.00)	$(0.00)

Oil Sales

During the three months ended July 31, 2014, the Company recognized $666,276 in oil and gas sales, compared to sales of $104,840 for the three months ended July 31, 2013. The overall increase in sales of $561,436 is primarily due to the acquisition of Bandolier during the three months ended July 31, 2014 which incurred $575,544 of sales during the period, which was offset by a minimal decrease in sales for the remaining subsidiaries. .

Other Income (Expense)

During the three months ended July 31, 2014, other income (expense) of $33 consisted mainly of interest on cash balances.

Operating Expenses

During the three months ended July 31, 2014, operating expenses were $340,668, as compared to operating expenses of $64,079 for the three months ended July 31, 2013. The overall increase in operating expenses of $276,589 is primarily attributable to the operating expenses of Bandolier of $295,256 during the three months ended July 31, 2014 which were offset by a minimal decrease in the operating expenses of the remaining subsidiaries.

General and Administrative Expenses

General and administrative expenses for the three months ended July 31, 2014 were $1,861,532, as compared to $2,219,028 for the three months ended July 31, 2013. The decreases are primarily attributable to the significant decrease in stock based compensation. The decreases were offset by the addition of the Bandolier expenses of $950,551 and the increases in professional fees and office and administrative expenses. These changes are outlined below:

	For the Three Months Ended	For the Three Months Ended
	July 31, 2014	July 31, 2013
Salaries and benefits	$261,165	$1,577,872
Professional fees	1,297,486	534,837
Office and administrative	292,698	104,312
Information technology	10,183	2,007

	$1,861,532	$2,219,028

The increases in general and administrative expenses are primarily attributable to the Company ramping up operations and the completion of the Bandolier acquisition. This consists primarily of increases in professional fees and office and administrative expenses. The increases were offset by the reduction in salary and benefits in comparison to the prior year. Salary and benefits include non-cash stock-based compensation of $189,244 for the three months ended July 31, 2014 compared to $1,539,500 for the three months ended July 31, 2013. This decrease was due to the significant expense recorded during the three months ended July 31, 2013 for options that were issued to Scot Cohen in April 2013 as discussed in the Company’s Annual Report on the Form 10-K for the year ended April 30, 2014.

Liquidity and Capital Resources

At July 31, 2014, the Company had working capital of approximately $2.8 million and has incurred losses since it commenced operations and utilized cash in its operating activities to date. In addition, Petro has a limited operating history prior to acquisition of Bandolier during the three months ended July 31, 2014. At July 31, 2014, the Company had cash and cash equivalents of approximately $3.4 million. Management believes that the current level of working capital is sufficient to maintain operations for at least the next 12 months. Management intends to continue to raise capital through debt and equity instruments in order to achieve its business plans.

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

The Company is focused on developing its Mississippi Lime acreage. Over the last 12 months the Company has continued to build out its leadership and technical team. Additionally, the Company has been in discussions with industry partners to capitalize and develop acreage in the Mississippi Lime. The Company continues to seek out joint venture partners and acquisition targets.

Projects related to our legacy heavy oil reservoirs are still in technical review, but a determination has been made to continue to testing pilot technologies and processes on the Missouri heavy oil assets as the Company has an extensive amount of technical and reservoir information on the Missouri positions. The Company is also continuing to analyze reservoir data and testing results in Missouri and this data is being utilized in the understanding and test phases to develop an economic heavy oil production reserve base.

As discussed in the Business Overview section, above, on May 30, 2014, the Company obtained a 50% interest in Bandolier for a capital contribution of $5,000,000. Bandolier subsequently acquired all of the issued and outstanding equity of Spyglass for $8,712,893 less a $407,161 clawback.

Operating Activities

The Company used $1,636,292 in operating activities during the three months ended July 31, 2014, as compared to $368,746 used in operating activities during the three months ended July 31, 2013. The Company incurred a net loss during the three months ended July 31, 2014 of $1,718,043 as compared to a net loss of $2,204,626 for three months ended July 31, 2013.

Investing Activities

During the three months ended July 31, 2014, the Company incurred $8,305,732 of expenditures on oil and gas assets as part of the Bandolier acquisition compared to $295,965 during the three months ended July 31, 2013. In addition, the Company purchased $3,796 of office equipment.

Financing Activities

During the three months ended July 31, 2014 and 2013, the Company had $5,000,000 in cash provided by financing activities. The $5,000,000 was contributed from the non-controlling interest holder of Bandolier.

Capitalization

The number of outstanding shares and the number of shares that could be issued if all convertible instruments are converted to shares is as follows:

As of	July 31, 2014	July 31, 2013
Common shares	818,567,746	737,117,746
Stock Options	87,938,281	290,000
Stock Purchase Warrants	40,625,000	-
Compensation Warrants	-	230,000
	947,131,027	737,637,746

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

A. Material Weaknesses

As discussed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2014, we identified material weaknesses in the design and operation of our internal controls. The material weaknesses are related to: the Company having a small number of employees, and therefore, limited internal review; and the Company relying on external accounting personnel to prepare financial statements.

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

B. Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s management, with the participation of its principal executive and principal financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation and solely due to the unremediated material weaknesses described above, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were not effective for the purpose for which they were designed as of the end of such period. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the unremediated material weaknesses previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented, in accordance with US GAAP, notwithstanding the unremediated weaknesses.

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

PART II - OTHER INFORMATION

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

There have been no material developments in any legal proceedings since the disclosures contained in the Registrant’s Form 10-K for the year ended April 30, 2014.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a) There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b) There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during the quarter ended July 31, 2014.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements.

Our financial statements as set forth in the Index to Financial Statements attached hereto commencing on page F-1 are hereby incorporated by reference.

(b) Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

2.1(1)	Subscription Agreement, dated as of May 30, 2014, by and among Bandolier Energy LLC and the purchasers set forth therein

2.2(1)	Securities Purchase Agreement, effective as of January 1, 2014, by and among Nadel and Gussman, LLC, Charles W. Wickstrom, Shane E. Matson and Bandolier Energy, LLC

3.1 (2)	Certificate of Incorporation of the Company

3.2 (2)	Bylaws of the Company

10.1(3)	Securities Purchase Agreement of Petro River Oil LLC, dated as of April 23, 2013, by and among Petro River Oil Corp., Petro River Oil, LLC, the holders of outstanding secured promissory notes of Petro River Oil, LLC, the members of Petro River Oil, LLC and Mega Partners 1 LLC

10.2(4)	Amended and Restated 2012 Equity Compensation Plan

10.3(5)	Assignment and Assumption Agreement, dated as of May 30, 2014, by and between Bandolier Energy, LLC and PO1, LLC

10.4(5)	Agreement, dated as of May 30, 2014, by and between Petro River Oil Corp. and Pearsonia West Investment Group, LLC

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached hereto.

(1)

Attached hereto. The disclosure schedules delivered in connection with the Securities Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the Company agrees to furnish supplementally a copy of any disclosure schedules omitted from the Securities Purchase Agreement to the Securities and Exchange Commission upon request.

(2)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 13, 2012.

(3)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on April 29, 2013.

(4)	Incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on August 13, 2014.

(5)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 5, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO RIVER OIL CORP.

	By:	/s/ Scot Cohen
	Name:	Scot Cohen
	Title:	Executive Chairman

	By:	/s/ David Briones
	Name:	David Briones
	Title	Chief Financial Officer

Date: September 22, 2014

Index to Exhibits

Exhibit Number	Exhibit Description

2.1*	Subscription Agreement, dated as of May 30, 2014, by and among Bandolier Energy LLC and the purchasers set forth therein

2.2(1)	Securities Purchase Agreement, effective as of January 1, 2014, by and among Nadel and Gussman, LLC, Charles W. Wickstrom, Shane E. Matson and Bandolier Energy, LLC

3.1 (2)	Certificate of Incorporation of the Company

3.2 (2)	Bylaws of the Company

10.1(3)	Securities Purchase Agreement of Petro River Oil LLC, dated as of April 23, 2013, by and among Petro River Oil Corp., Petro River Oil, LLC, the holders of outstanding secured promissory notes of Petro River Oil, LLC, the members of Petro River Oil, LLC and Mega Partners 1 LLC

10.2(4)	Amended and Restated 2012 Equity Compensation Plan

10.3(5)	Assignment and Assumption Agreement, dated as of May 30, 2014, by and between Bandolier Energy, LLC and PO1, LLC

10.4(5)	Agreement, dated as of May 30, 2014, by and between Petro River Oil Corp. and Pearsonia West Investment Group, LLC

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached hereto.

(1)	Attached hereto. The disclosure schedules delivered in connection with the Securities Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the Company agrees to furnish supplementally a copy of any disclosure schedules omitted from the Securities Purchase Agreement to the Securities and Exchange Commission upon request.

(2)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 13, 2012.

(3)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on April 29, 2013.

(4)	Incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on August 13, 2014.

(5)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 5, 2014.

