Form 10-Q
period 2014-10-31
Petro River Oil Corp.
filed 2014-12-15
CIK 1172298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 15, 2014
Common Stock, $0.00001 par value per share	818,567,746 shares

-i-

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Petro River Oil Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	As of
	October 31, 2014	April 30, 2014
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,749,928	$8,352,949
Restricted cash	125,000	-
Accounts receivable	277,784	51,979
Prepaid expenses and other current assets	85,861	40,297
Total Current Assets	3,238 573	8,445,225

Oil and gas assets, net	16,950,370	8,941,592
Property, plant and equipment, net of accumulated depreciation of $316,834 and $314,308	65,441	930
Other assets	16,999	6,000
Total Other Assets	17,032,810	8,948,522
Total Assets	$20,271,383	$17,393,747

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$401,657	$480,637
Note payable, current portion	25,354	-
Asset retirement obligations, current portion	460,778	481,658
Total Current Liabilities	887,789	962,295

Long-term liabilities:
Asset retirement obligations, net of current portion	430,808	336,352
Total Liabilities	1,318,597	1,298,647

Commitments and contingencies

Stockholders’ Equity:

Preferred Shares - 5,000,000 authorized; par value $0.00001 per share	-	-
Series B Preferred shares - 29,500 authorized; 0 issued with a $100 stated value, par value $0.00001 per share	-	-
Common shares - 2,250,000,000 authorized; par value $0.00001 per share; issued and outstanding; 818,567,746 and 818,567,746, respectively	8,186	8,186
Additional paid-in capital	28,422,299	27,748,045
Accumulated deficit	(14,130,668)	(11,661,131)
Total Stockholders’ Equity	14,299,817	16,095,100
Non-controlling interests	4,652,969	-
Total Stockholders’ Equity	18,952,786	16,095,100
Total Liabilities and Stockholders’ Equity	$20,271,383	$17,393,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Operations
Revenue and Other Income
Oil and natural gas sales	$757,485	$87,253	$1,423,761	$192,093
Total Income	757,485	87,253	1,423,761	192,093

Operating Expenses
Operating	446,829	82,632	787,497	146,711
General and administrative	1,195,000	(501,809)	3,052,032	1,717,219
Depreciation, depletion and accretion	218,681	26,674	400,833	53,028
Total Expenses	1,856,010	(392,503)	4,240,362	1,916,958

Operating (loss) income	(1,098,525)	479,756	(2,816,601)	(1,724,865)

Other income, net
Interest and other income, net	-	3,245	33	3,240

Net (Loss) Income	(1,098,525)	483,001	(2,816,568)	(1,721,625)

Net Income (Loss) attributable to non-controlling interest	55,680	-	(347,031)	-

Net (Loss) Income attributable to Petro River Oil Corp. and Subsidiaries	$(1,154,205)	$483,001	$(2,469,537)	$(1,721,625)

Net (Loss) Income per Common Share Basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Net (Loss) Income per Common Share Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	818,567,746	737,317,746	818,567,746	737,314,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months	For the Six Months
	Ended	Ended
	October 31, 2014	October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,816,568)	$(1,721,625)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	674,254	474,297
Depreciation, depletion and amortization	376,021	26,196
Accretion of asset retirement obligation	24,813	26,832
Changes in operating assets and liabilities:
Accounts receivable	(225,805)	10,337
Prepaid expenses and other assets	(45,564)	27,861
Other assets	(10,999)	-
Accounts payable and accrued expenses	(78,981)	(126,990)
Net Cash Used in Operating Activities	(2,102,829)	(1,283,092)

Cash Flows From Investing Activities:
Capitalized expenditures on oil and gas assets	(8,333,510)	(235,954)
Purchase of fixed assets	(39,756)	-
Purchase of certificate of deposit - restricted	(125,000)	-
Net Cash Used in Investing Activities	(8,498,266)	(235,954)

Cash Flows From Financing Activities:
Cash payments of note payable	(1,926)	-
Cash received from non-controlling interest contribution	5,000,000	-
Net Cash Provided by Financing Activities	4,998,074	-

Change in cash and cash equivalents	(5,603,021)	(1,519,046)

Cash and cash equivalents, beginning of period	8,352,949	5,703,082
Cash and cash equivalents, end of period	$2,749,928	$4,184,036

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$7,975	$-

Non-cash investing and financing activities:
Conversion of accrued settlement liability into common stock	$	$80,000
Acquisition of oil and gas assets for accrued liabilities	$48,763	$-
Issuance of note payable for purchase of fixed assets	$27,280	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PETRO RIVER OIL CORP.
Notes to the Condensed Consolidated Financial Statements
For the three and six months ended October 31, 2014 and 2013

1.	Organization and Liquidity:

Petro River Oil Corp (the “Company”) is an independent exploration and production company with a focus on drilling, completion, recompletions, and applying modern technologies to both conventional and unconventional oil and gas assets. The Company’s core holdings are in the Mid Continent region in Oklahoma and Kansas. The Company’s operations are currently focused on the Mississippi Lime play, capitalizing on the experience, knowledge, and drilling techniques of its team. The Company is driven to utilize its expertise both in the region and in similar formations to exploit hydrocarbon prone resources with tight and/or challenging characteristics in order to create value for the Company and its shareholders. The Company’s principal administrative office is located in Houston, Texas and its principal operations are in Oklahoma, Kansas and Western Missouri. The Company also has an office in New York, New York.

Petro River Oil LLC (“Petro”), was incorporated under the laws of the State of Delaware on March 3, 2011. Through proceeds received from the issuance of various promissory notes, on February 1, 2012, Petro purchased various interests in oil and gas leases, wells, records, data and related personal property located along the Mississippi Lime play in the state of Kansas from Metro Energy Corporation (“Metro”), a Louisiana company, and other interrelated entities, through a court approved order as Metro was undergoing Chapter 11 Bankruptcy proceedings as a Debtor-In-Possession of these various oil and gas assets. Petro purchased these assets for cash consideration of $2,000,000 as well as a 25% non-managing membership interest in Petro. During the six months ended October 31, 2014, the Company engaged Energy Source Advisors to renew a number of the leases acquired in the Metro purchase and to lease additional acreage. As a result of the asset purchase from Metro and the completion of the additional lease renewals and additional acreage purchases, the Company obtained a total of 115,000 gross (85,000 net acres) of leases, having unproven reserves at the time of acquisition, in the Mississippi Lime in Southeast Kansas for total cost of $12.2 million.

On April 23, 2013, the Company executed and consummated a securities purchase agreement by and among the Company, Petro, and the investors in Petro (the “Investors”), namely, the holders of outstanding secured promissory notes of Petro (the “Notes”), and those holding membership interests in Petro (the “Membership Interests”, and, together with the Notes, the “Acquired Securities”) sold by Petro (the “Share Exchange”). In the Share Exchange, the Investors exchanged their Acquired Securities for 591,021,011 newly issued shares of the Company's common stock. Upon completion of the Share Exchange, Petro became the Company’s wholly owned subsidiary.

As a result of the Share Exchange, the Company acquired 100% of the membership units of Petro and consequently, control of the business and operations of Petro. Under generally accepted accounting principles in the United States (“U.S. GAAP”), because Petro’s former members and note holders held 80% of the issued and outstanding shares of the Company as a result of the Share Exchange, Petro is deemed the accounting acquirer while the Company remains the legal acquirer. Petro adopted the fiscal year of the Company. Prior to the Share Exchange, all historical financial statements presented are those of Petro. The equity of the Company is the historical equity of Petro, restated to reflect the number of shares issued by the Company in the transaction.

Recent Developments

Acquisition of Interest in Bandolier Energy LLC.   On May 30, 2014, the Company entered into a Subscription Agreement pursuant to which the Company was issued a 50% interest in Bandolier Energy, LLC (“Bandolier”) in exchange for a capital contribution of $5.0 million (the “Bandolier Acquisition”). In connection with the Bandolier Acquisition, the Company has the right to appoint a majority of the board of managers of Bandolier. The Company’s Executive Chairman is a manager of, and investor in, Pearsonia West Investment Group, LLC (“PWIG”), a special purpose vehicle formed for the purpose of investing in Bandolier with the Company and Ranger Station, LLC (“Ranger Station”). Concurrently with the Bandolier Acquisition, PWIG was issued a 44% interest in Bandolier for cash consideration of $4.4 million, and Ranger Station was issued a 6% interest in Bandolier for cash consideration of $600,000. In connection with PWIG’s investment in Bandolier, the Company and PWIG entered into an agreement, dated May 30, 2014, granting the members of PWIG an option, exercisable at any time prior to May 30, 2017, to exchange their pro rata share of the Bandolier membership interests for shares of the Company’s common stock, at a price of $0.08 per share, subject to adjustment (the “Option”). The Option, if fully exercised, would result in the Company issuing 55,000,000 shares of its Common Stock, or 6% to the members of PWIG.

The Company has operational control along with a 50% ownership interest in Bandolier. As a result, the Company consolidates Bandolier. The remaining 50% non–controlling interest represents the equity investment from PWIG and Ranger Station. The Company will allocate the proportionate share of the net operating income/loss to both the Company and the non-controlling interest.

Subsequent to the initial capitalization of Bandolier, Bandolier acquired for $8,712,893, less a $407,161 claw back, all of the issued and outstanding equity of Spyglass Energy Group, LLC (“Spyglass”), the owner of oil and gas leases, leaseholds, lands, and options and concessions thereto located in Osage County, Oklahoma. Spyglass controls a significant contiguous oil and gas acreage position in Northeastern Oklahoma, consisting of approximately 106,000 acres, with substantial original oil in place, stacked reservoirs, as well as exploratory and development opportunities that can be accessed through both horizontal and vertical drilling. Significant infrastructure is already in place including 32 square miles of 3D seismic, 3 phase power, a dedicated sub-station as well as multiple oil producing horizontal wells.

As a result of Bandolier’s subsequent acquisition of Spyglass, the Company has both proven developed and proven undeveloped oil and gas assets.  On September 17, 2014, Spyglass has received from the Osage Minerals Counsel at a duly called meeting in Pawhuska, Oklahoma, an extension to its 2014 well commitment due under its concession agreement to extend the time to drill four wells until December 31, 2015.

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

The following tables summarizes fair values of the net liabilities assumed and the allocation of the aggregate fair value of the purchase consideration, and non-controlling interest and net liabilities to assumed identifiable and unidentifiable intangible assets. The fair value allocation is based on management’s preliminarily best estimates utilizing potential production and future cash flows:

Purchase consideration:
Net cash provided	$8,305,732
Liabilities assumed	76,541
Total Purchase Consideration	8,382,273

Purchase price allocation:
Oil and gas assets – proved developed – estimated	2,460,632
Oil and gas assets – proved undeveloped – estimated	5,921,641
Asset retirement obligations – estimated	(76,541)

The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company as though the acquisition had occurred as of May 1, 2013. The pro forma amounts presented are not necessarily indicative of either the actual operation results had the acquisition transaction occurred as of May 1, 2013.

	For the Three Months Ended		For the Six Months Ended
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Revenues	$1,184,375	$1,893,618	$2,217,467	$3,804,823
Net income (loss)	(1,681,079)	1,475,674	(3,187,533)	(270,201)
(Loss) income per share of common share - Basic and diluted	(0.00)	0.00	(0.00)	(0.00)
Weighted average number of common shares Outstanding - Basic and diluted	818,567,746	737,317,746	818,567,746	737,314,485

At October 31, 2014 the non–controlling interest in Bandolier was as follows:

Non–controlling interest at April 30, 2014	$-
Acquisition of non–controlling interest in Bandolier	5,000,000
Non–controlling share of net loss	(347,031)
Non–controlling interest at October 31, 2014	$4,652,969

Liquidity and Management Plans

The Company is focused on developing its core position in the Mississippi Lime, specifically in the Pearsonia West Concession in Osage County recently acquired during the Bandolier Acquisition and Bandolier’s acquisition of Spyglass. Management’s current plans in the Mississippi Lime play are focused on Pearsonia West, but Petro River also owns additional Mississippi Lime acreage in Kansas. Over the last 12 months the Company has continued to build out its leadership and technical team with individuals with extensive experience in the Mississippi Lime play. Additionally, the Company has been in discussions with industry partners to capitalize and develop additional acreage in the Mississippi Lime. The Company continues to seek out joint venture partners and acquisition targets.

The Company continues to evaluate its non-core projects related to its legacy heavy oil reservoirs.  While still in technical review, the Company is engaged in a series of pilot tests related to certain theories, technologies and processes on the Missouri heavy oil assets. In Missouri, the Company has continued to analyze reservoir data and testing results to determine if any of these technologies or processes may lead to a viable and economic development plan for the understanding and test phases to develop an economic heavy oil production reserve base. The Company is leveraging executive vice president Luis Vierma’s experience in heavy oil, which he acquired during his time as Vice President of Exploration and Production at Petróleos de Venezuela, S.A.

Management’s principal objective is to maximize shareholder value by, among other things, increasing production by developing its acreage, increasing profit margins by evaluating and optimizing its production, and executing its business plan to increase property values, prove its reserves, and expand its asset base. While management currently has no plans to discontinue or revise its business plan, recent volatility and decrease in crude oil prices may cause management to cut back on its development or acquisition plans, or otherwise revisit its business and/or its capital expenditure plan.  Continued volatility and decreases in crude oil prices may accelerate such cut back or revisions.

At October 31, 2014, the Company had working capital of approximately $2.4 million.  As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations.  In addition, Petro has a limited operating history prior to acquisition of Bandolier.  At October 31, 2014, the Company had cash and cash equivalents of approximately $2.7 million.  While management believes that the current level of working capital is sufficient to maintain current operations in Kansas, Oklahoma and Missouri as well as the planned added operations for the next twelve months, additional capital will be necessary for management to execute its business plan and to further expand the Company’s exploration and development programs beyond such period.  To address the Company’s working capital requirements and execute its business plan, management intends to continue to raise capital through the issuance of debt and equity securities. In addition, and to address the recent volatility and decreases in crude oil prices, the Company has initiated cost-cutting measures commencing November 1, 2014. No assurances can be provided that the Company will be successful in its efforts to raise additional required capital, which efforts may be more difficult given the recent volatility and decrease in the price of crude oil.  Furthermore, inability to maintain capital may damage the Company’s reputation and credibility with industry participants. The Company’s inability to raise additional funds when required may have a negative impact on its consolidated results of operations and financial condition.

2.	Basis of Preparation:

The condensed consolidated financial statements and accompanying footnotes are prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

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

Oil and gas proven reserve estimates, which are the basis for unit-of-production depletion and the full cost ceiling test, have a number of inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in prices of crude oil and gas. Such prices have been volatile in the past and can be expected to be volatile in the future. As of October 31, 2014, the Company had proven reserves in Oklahoma in relation to the Bandolier transaction.

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

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers which require significant judgment, as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expenses. There have been no material changes in the methodology used by the Company in calculating depletion, depreciation and amortization of oil and gas properties under the full cost method during the three and six months ended October 31, 2014 and 2013.

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

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three and six months ended October 31, 2014 and the six months ended October 31, 2013 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. In addition, for the three months ended October 31, 2013 the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive due to the exercise prices of the instruments being higher than the average common stock price during the period as quoted on the over the counter bulletin board.

The Company had the following common stock equivalents at October 31, 2014 and 2013:

As at	October 31, 2014	October 31, 2013
Stock Options	106,938,281	755,116
Stock Purchase Warrants	40,625,000	-
Compensation Warrants	-	230,000
	147,563,281	985,116

(g)	Fair Value of Financial Instruments:

All financial instruments, including cash and cash equivalents, accounts receivable and accounts payable and accrued expenses are recognized on the condensed consolidated balance sheet initially at carrying value. The carrying value of these assets approximates their fair value due to their short-term maturities.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–09, Revenue from Contracts with Customers. Amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry–specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605–35, Revenue Recognition—Construction–Type and Production–Type Contracts, and create new Subtopic 340–40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2011–230—Revenue Recognition (Topic 605) and Proposed Accounting Standards Update 2011–250—Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted. Accounting Standards Update 2014–09. The amendments in this Update are effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014–09 on the condensed consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update 2014–12, Compensation – Stock Compensation (Topic 718), which clarifies accounting for share–based payments for which the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The updated guidance clarifies that such a term should be treated as a performance condition that affects vesting. As such, the performance target should not be reflected in estimating the grant–date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The guidance will be effective for the annual periods (and interim periods therein) ending after December 15, 2015. Early application is permitted. The Company is currently evaluating the effects of ASU 2014–12 on the condensed consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–15, Presentation of Financial Statements – Going Concern.  The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued.  This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013–300—Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The Company is currently evaluating the effects of ASU 2014–15 on the condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

4.	Restricted Cash

Restricted cash as of October 31, 2014 consists of a certificate of deposit with one of the Company’s financial institutions. The certificate of deposit, which matures on August 7, 2015, was purchased pursuant to a cooperative agreement with a regional utility provider in Oklahoma.

5.	Oil and Gas Assets:

The following table summarizes the oil and gas assets by project:

Cost	Oklahoma	Kansas	Missouri	Kentucky	Montana	Other	Total
Balance May 1, 2014	$-	$7,922,601	$918,991	$-	$-	$100,000	$8,941,592
Additions	8,382,273	-	-	-	-	-	8,382,273
Depreciation, depletion and amortization	(315,155)	(58,340)	-	-	-	-	(373,495)

Balance October 31, 2014	$8,067,118	$7,864,261	$918,991	$-	$-	$100,000	$16,950,370

Oklahoma

On May 30, 2014, the Company, entered into a Subscription Agreement, pursuant to which the Company purchased a 50% interest in Bandolier. Bandolier’s oil and gas assets are located in in Osage County, Oklahoma and comprise a significant contiguous oil and gas acreage position in Northeastern Oklahoma, approximately 106,000 acres, with substantial original oil in place, stacked reservoirs, as well as exploratory and development opportunities that can be accessed through both horizontal and vertical drilling. Significant infrastructure is already in place including 32 square miles of 3D seismic, 3 phase power, a dedicated sub-station as well as multiple oil producing horizontal wells. As a result of this transaction, the Company capitalized $2,460,632 in proved developed oil and gas assets and $5,921,641 in proven undeveloped oil and gas assets. No impairment was recorded on these assets during the three and six months ended October 31, 2014.

Kansas

Through proceeds received from the issuance of various promissory notes, on February 1, 2012 Petro purchased various interests in oil and gas leases, wells, records, data and related personal property located along the Mississippi Lime play in the state of Kansas from Metro, a Louisiana company and other interrelated entities through a court approved order as Metro was undergoing Chapter 11 Bankruptcy proceedings as a Debtor-In-Possession of these various oil and gas assets. Petro purchased these assets for cash considerations of $2.0 million as well as a 25% non-managing membership interest in the Company. During the six months ended October 31, 2014, the Company engaged Energy Source Advisors to renew a number of the leases acquired in the Metro purchase and to lease additional acreage. As a result of the asset purchase from Metro and the completion of the additional lease renewals and additional acreage purchases, the Company obtained a total of 115,000 gross (85,000 net acres) of leases, having unproven reserves at the time of acquisition, in the Mississippi Lime play in Southeast Kansas for total cost of $12.2 million. The Company also acquired over 60 square miles of proprietary 3D seismic data over prospective Mississippi Lime acreage in the same area. During the year ended April 30, 2014, management engaged an independent third party to test the Kansas assets for impairment. Throughout the year, management was not aware of any impairment indicators, but during the annual impairment test, the third party specialist concluded that the Kansas assets were impaired by $4,638,973, principally due to comparable acreage values. No further impairment was recorded on these assets during the three and six months ended October 31, 2014.

Missouri

At October 31, 2014, the Company’s Missouri lease holdings totaled 1,272 gross acres with 98.4% working interest.

On separate pilot projects at Deerfield, the Company built two 500 barrel of oil per day steam drive production facilities (Marmaton River and Grassy Creek) comprised of 116 production wells, 39 steam injection wells and 14 service and observation wells. Throughout the Deerfield area, the Company has drilled 73 exploration/delineation wells with a 67% success rate.

As of October 31, 2014 and April 30, 2014, all Missouri assets were carried at salvage value, since the Company’s current business plans do not contemplate raising the necessary capital to develop these properties. The Company is in current discussions with third parties to use the acreage as a testing site for heavy oil solutions with contemplated profit sharing opportunities.

Kentucky

As a result of the share exchange, the Company acquired Kentucky lease holdings which include a 37.5% working interest in 27,150 unproved gross acres (10,181 net acres). At October 31, 2014 and April 30, 2014 the Kentucky lease holdings acquired as a result of the share exchange have expired.

Montana

As of October 31, 2014 and April 30, 2014, the Montana leasehold in the Devils Basin prospect have expired.

During the year ended April 30, 2014, management fully impaired the asset to zero due to the expiration of the leases.

Other

Other property consists primarily of four used steam generators and related equipment that will be assigned to future projects. As of October 31, 2014, management concluded that impairment was not necessary as all other assets were carried at salvage value.

6.	Asset Retirement Obligations:

The total future asset retirement obligation was estimated based on the Company’s ownership interest in all wells and facilities, the estimated legal obligations required to retire, dismantle, abandon and reclaim the wells and facilities and the estimated timing of such payments. The Company estimated the present value of its asset retirement obligations at both October 31, 2014 and April 30, 2014, based on a future undiscounted liability of $1,183,292 and $1,087,292, respectively. These costs are expected to be incurred within one to 24 years. A credit-adjusted risk-free discount rate of 10% and an inflation rate of 2% were used to calculate the present value.

Changes to the asset retirement obligation were as follows:

	October 31, 2014	April 30, 2014
Balance, beginning of period	$818,010	$763,036
Additions	48,763	-
Disposition	-	-
Revisions	-	-
Accretion	24,813	54,974
	891,586	818,010
Less: Current portion for cash flows expected to be incurred within one year	(460,778)	(481,658)
Long-term portion, end of period	$430,808	$336,352

Expected timing of asset retirement obligations:

Year Ending April 30,
2015	$460,778
2016	81,181
2017	212,000
2018	-
2019	-
Thereafter	383,852
1,137,811
Effect of discount	(246,225)
Total	$891,586

As of October 31, 2014 and April 30, 2014, the Company has $0 of reclamation deposits with authorities to secure certain abandonment liabilities.

7.	Related Party Transactions:

During the three months ended October 31, 2014, the Company expensed an aggregate $485,010 to general and administrative expenses for stock based compensation pursuant to employment agreements with certain employees. During the prior year comparable period, the Company reversed $1,021,250 of previously accrued officer share-based compensation due to an amendment in an officer’s employment agreement. (See Note 9).

During the six months ended October 31, 2014 and 2013, the Company expensed an aggregate $674,254 and $418,250, respectively, to general and administrative expenses for stock based compensation pursuant to employment agreements with certain employees.

8.	Stockholders’ Equity:

As of October 31, 2014 and April 30, 2014, the Company had 5,000,000 shares of blank check preferred stock authorized with a par value of $0.00001 per share. None of the blank check preferred shares were issued or outstanding.

As of October 31, 2014 and April 30, 2014, the Company had 29,500 shares of preferred B shares authorized with a par value of $0.00001 per share. No preferred B shares were issued or outstanding.

9.	Stock Options:

As of October 31, 2014, the Company has one equity incentive plan. The number of shares reserved for issuance in aggregate under the plan is limited to 120 million shares. The exercise price, term and vesting schedule of stock options granted are set by the Board of Directors at the time of grant. Stock options granted under the plan may be exercised on a cashless basis, if such exercise is approved by the Board. In a cashless exercise, the employee receives a lesser amount of shares in lieu of paying the exercise price based on the quoted market price of the shares on the trading day immediately preceding the exercise date.

As of April 30, 2014, the Company had a total of 88,038,281 options outstanding and 24,204,947 exercisable with a weighted average exercise price of $0.06. As of October 31, 2014, the Company had a total of 106,938,281 options outstanding and 29,371,613 exercisable with a weighted average exercise price of $0.06.

The following table summarizes information about the options outstanding and exercisable at October 31, 2014:

	Options	Weighted Average Exercise Prices

Outstanding – April 30, 2014	88,038,281	$0.06
Exercisable – April 30, 2014	24,204,947	$0.06
Granted	19,000,000	$0.06
Exercised	-	$-
Forfeited/Cancelled	(100,000)	$-
Outstanding October 31, 2014	106,938,281	$0.06
Exercisable – October 31, 2014	29,371,613	$0.06

Outstanding - Aggregate Intrinsic Value		$-

Exercisable - Aggregate Intrinsic Value		$-

The following table summarizes information about the options outstanding and exercisable at October 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Price	Options	Weighted Avg. Life Remaining	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
$0.22	465,116	0.01 years	$0.22	465,116	$0.22
$0.06	106,473,165	9.02 years	$0.06	28,906,497	$0.06
	106,938,281			29,371,613
Aggregate Intrinsic Value			$-		$-

During the three months ended October 31, 2014, the Company expensed an aggregate $485,010 to general and administrative expenses for stock based compensation pursuant to employment agreements with certain employees. During the prior year comparable period, the Company reversed $1,021,250 of previously accrued officer share-based compensation due to an amendment in an officer’s employment agreement.

For the six months ended October 31, 2014 and 2013, the Company recorded stock-based compensation of $674,254 and $418,250, respectively, which is included in general and administrative expenses.

Intrinsic value is the Company’s current per share fair value as quoted on the Over the Counter Bulletin Board on the balance sheet date ($0.0358) less the current exercise price.

Other than the issuances disclosed in Note 6 and below, during the three and six months ended October 31, 2014, the Company had no other stock based compensation expense.

As of October 31, 2014, the Company has $3,062,539 in unrecognized stock based compensation expense which will be amortized over a weighted average exercise period of 2.28 years.

Advisor Grants:

On September 24, 2014, the Board of Directors authorized the grant of 19,000,000 fair value options to five consultants. The option grants have an exercise price equal to the closing price of shares of the Company’s common stock as of the date of the grant.  One consultant was granted 5,000,000 fair value options and the second consultant was granted 2,500,000 fair value options, the third consultant was granted 3,000,000 fair value options and the fourth was granted 6,500,000 fair value stock options. All options granted vested over 4 years with 20 percent vested immediately upon grant.  Additionally, one consultant was granted 2,000,000 fair value options that vest over one year with one-twelfth vesting immediately.  All options granted mature in ten years.

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option-pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.057; Exercise price of $0.057; expected volatility of 174%; and a discount rate of 2.57%. The grant date fair value of the awards was $1,075,072. For the three and six months ended October 31, 2014, the Company expensed $296,788, respectively, to general and administrative expenses as part of stock-based compensation.

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

Warrants:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding and exercisable – April 30, 2014	40,625,000	0.14	1.62
Forfeited	-	-	-
Granted	-	-	-
Outstanding and exercisable – October 31, 2014	40,625,000	0.14	1.12

The aggregate intrinsic value of the warrants was $0.

10.	Contingency and Contractual Obligations:

As a result of the Share Exchange, the Company inherited the following contingencies:

(a) In January 2010, the Company experienced a flood in its Calgary office premises as a result of a broken water pipe. There was significant damage to the premises rendering them unusable until the landlord completed remediation. Pursuant to the lease contract, the Company asserted that rent should be abated during the remediation process and accordingly, the Company ceased making rent payments in December 2009. During the remediation process, the Company engaged an independent environmental testing company to test for air quality and for the existence of other potentially hazardous conditions. The testing revealed the existence of potentially hazardous mold and the consultant provided specific written instructions for the effective remediation of the premises. During the remediation process, the landlord did not follow the consultant’s instructions to correct the potentially hazardous mold situation, and subsequently in June 2010, gave notice and declared the premises to be ready for occupancy. The Company re-engaged the consultant to re-test the premises and the testing results again revealed the presence of potentially hazardous mold. The Company determined that the premises were not fit for re-occupancy, considered the landlord to be in default of the lease, and considered the lease to be terminated.

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

On January 30, 2014, the landlord filed a Statement of Claim against the Company in the amount aggregating approximately $759,000. On October 20, 2014, the Company filed a summary judgment application stating that landlord’s claim is barred as it was commenced outside the 2 year statute of limitation period under the Alberta Limitations Act. If the landlord contests our summary judgment application, the court will schedule a hearing expected no earlier than week of February 2, 2015.

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

(c) On July 3, 2014, the Company entered into a memorandum of understanding with Sichuan Renzhi Oilfield Technology Services Co. Ltd., a corporation incorporated under the laws of the People’s Republic of China and traded on the Shenzhen Stock Exchange (“Renzhi”), which is memorialized in a Framework Agreement for Acquisition and Cooperation (the “MOU”). The MOU sets forth a framework for (i) the sale by the Company, and the purchase by Renzhi, of PO1, LLC (“PO1”), a wholly-owned subsidiary of the Company which owns 51% of the issued and outstanding membership interests of Spyglass, the owner of oil and gas leases, leaseholds, lands, and options and concessions thereto, located in Osage County, Oklahoma; and (ii) the joint development by the Company and Renzhi of oil and gas technology and properties (collectively, the “Transactions”), with an aggregate investment by Renzhi to the Company in the amount of $87.5 million. The final allocation of the aggregate investment by Renzhi to the Company and which assets are to be contributed by the Company are still being negotiated.

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

(d) On August 11, 2014, Martha Donelson and John Friend amended their complaint in an existing lawsuit by filing a class action complaint styled: Martha Donelson and John Friend, et al. v. United States of America, Department of the Interior, Bureau of Indian Affairs and Devon Energy Production, LP, et al., Case No. 14-CV-316-JHP-TLW, United States District Court for the Northern District of Oklahoma (the "Proceeding").  The plaintiffs added as defendants twenty-seven (27) specifically named operators, including the Company, as well as all Osage County lessees and operators who have obtained a concession agreement, lease or drilling permit approved by the Bureau of Indian Affairs (“BIA”)  in Osage County allegedly in violation of National Environmental Policy Act (“NEPA”).  Plaintiffs seek a declaratory judgment that the BIA improperly approved oil and gas leases, concession agreements and drilling permits prior to August 12, 2014, without satisfying the BIA’s obligations under federal regulations or NEPA, and seek a determination that such oil and gas leases, concession agreements and drilling permits are void ab initio.  Plaintiffs are seeking damages against the defendants for alleged nuisance, trespass, negligence and unjust enrichment.

On October 7, 2014 Spyglass, along with other defendants, filed a motion to dismiss the August 11, 2104 Proceeding on various procedural and legal arguments.  Plaintiffs filed their response to the motion to dismiss on October 27, 2014.  Spyglass filed its reply brief on November 10, 2014 and the plaintiffs were granted leave until November 19, 2014 to file a surreply to Splyglass’s reply brief.  Once the briefing cycle concluded on November 19, 2014, the motion to dismiss became ripe for determination by the court.  Oral arguments may be ordered by the court.  There is no specific timeline by which the court must render a ruling.

(e) Mega West Energy Missouri Corp. (“Mega West”), a wholly owned subsidiary of the Company, is involved in two cases related to oil leases in West Central, Missouri.  The first case (James Long and Jodeane Long v. Mega West Energy Missouri and Petro River Oil Corp., case number 13B4-CV00019) is a case for unlawful detainer, pursuant to which the plaintiffs contend that Mega West oil and gas lease has expired and Mega West is unlawfully possessing the plaintiffs real property by asserting that the leases remain in effect.  The case was originally filed in Vernon County, Missouri on September 20, 2013.  Mega West filed an Answer and Counterclaims on November 26, 2013 and the plaintiffs filed a motion to dismiss the counterclaims. Mega West filed a motion for Change of Judge and Change of Venue and the case was transferred to Barton County.  The court granted the motion to dismiss the counterclaims on February 3, 2014.  As to the other allegations in the complaint, the matter is still pending.

Mega West filed a second case on October 14, 2014 (Mega West Energy Missouri Corp. v. James Long, Jodeane Long, and Arrow Mines LLC, case number 14VE-CV00599).  This case is pending in Vernon County, Missouri.  Although the two cases are separate, they are interrelated.  In the Vernon County case, Mega West has made claims for: (1) replevin for personal property; (2) conversion of personal property; (3) breach of the covenant of quiet enjoyment regarding the lease; (4) constructive eviction of the lease; (5) breach of fiduciary obligation against James Long; (6) declaratory judgment that the oil and gas lease did not terminate; and (7) injunctive relief to enjoin the action pending in Barton County, Missouri.  The plaintiffs filed a motion to dismiss on November 4, 2014, and Arrow Mines, LLC filed a motion to dismiss on November 13, 2014.  Both motions remain pending, and Mega West will file an opposition to the motions in the near future.

(f) The Company is from time to time involved in legal proceedings in the ordinary course of business. It does not believe that any of these claims and proceedings against it is likely to have, individually or in the aggregate, a material adverse effect on its financial condition or results of operations.

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

This Report contains forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “intends,” “estimates,” “continues,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Report or other reports or documents we file with the Securities and Exchange Commission (“SEC”) from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion of our financial condition and results of operations is based upon and should be read in conjunction with our condensed consolidated financial statements and their related notes included in this Quarterly Report and our Annual Report on Form 10-K filed with the SEC on August 13, 2014 for the year ended April 30, 2014.

Business Overview

Petro River Oil Corp. is an independent exploration and production company with a focus on drilling, recompletions, and applying modern technologies to both conventional and unconventional oil and gas assets. Specific targets include: increasing production by developing our acreage, increasing profit margins by evaluating and optimizing our production, and executing our business plan to increase property values, reserves, and expanding our asset base.

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

Mr. Cohen is joined by Luis Vierma, Daniel Smith and Ruben Alba who make up the Company’s technical leadership. Mr. Vierma has 35 years of experience in oil and gas including Vice President of Exploration and Production at Petróleos de Venezuela, S.A, (“PDVSA”), the fourth largest oil company in the world. Mr. Vierma has a BS in Chemistry and MS in Geology and leads the Company’s Geological and Geophysical team. Mr. Smith is a registered petroleum engineer with over 15 years’ experience. Mr. Smith spent his career at XTO Energy where he served as an operations engineer responsible for managing fields producing in excess of 100 million cubic feet of natural gas per day. Mr. Alba has been active in the oil and gas industry since 1997. Previously he was with Halliburton Energy Services and Superior Well Services overseeing regional technical staff and operations. Mr. Alba manages the Company’s heavy oil projects in Missouri and Kentucky.

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

The Company continues to explore various opportunities to raise capital to support the growth of the Company. These opportunities include, without limitation, potential joint ventures with various on and offshore entities and potential private issuances of equity, debt or a combination thereof. There can be no assurance that the Company will enter into any of these transactions. Mr. Cohen and Mr. Vierma have extensive experience in capital markets and oil and gas joint ventures. During his time as VP of Exploration and Production at PDVSA, Mr. Vierma negotiated billions of dollars of joint ventures with foreign oil and gas companies.

On December 12, 2013, the Company signed a Securities Purchase Agreement (the “Agreement”) with Petrol Lakes Holding Limited (“Petrol Lakes”). Pursuant to the terms of the Agreement, Petrol Lakes agreed to purchase: (i) 81.25 million shares of the Company’s common stock, at a per share price of $0.08, for an aggregate purchase price of $6.5 million; and (ii) a warrant to purchase shares of the Company’s common stock. Under the terms of the warrant, Petrol Lakes may purchase up to 40,625,000 shares of the Company’s common stock at a per share price of $0.1356, for an aggregate purchase price of $6.5 million. The warrant, which is exercisable in whole or in part, will expire on December 12, 2015. The Company paid issuance costs of $650,000.

Under the Agreement, Petrol Lakes also has the right to appoint one director to the Company’s Board of Directors, which director shall remain on the Board at least through the first annual meeting of the Company after the one-year anniversary of the Agreement. As of the date hereof, Petrol Lakes has not exercised this right.

Recent Developments

Acquisition of Interest in Bandolier Energy, LLC.   On May 30, 2014, the Company entered into a Subscription Agreement, pursuant to which the Company was issued a 50% interest in Bandolier Energy, LLC (“Bandolier”) in exchange for a capital contribution of $5,000,000 (the “Bandolier Acquisition”). In connection with the Bandolier Acquisition, the Company has the right to appoint a majority of the board of managers of Bandolier.

After the Bandolier Acquisition, Bandolier, acquired all of the issued and outstanding equity of Spyglass Energy Group, LLC (“Spyglass”), the owner of oil and gas leases, leaseholds, lands, and options and concessions thereto located in Osage County, Oklahoma, effective January 1, 2014, for a purchase price of $8,712,893, less a $407,161 claw back. Spyglass comprises the largest contiguous oil and gas acreage position in Northeastern Oklahoma, approximately 106,000 acres, with substantial original oil in place, stacked reservoirs, as well as exploratory and development opportunities that can be accessed through both horizontal and vertical drilling. Significant infrastructure is already in place including 32 square miles of 3D seismic, 3 phase power, a dedicated sub-station as well as multiple oil producing horizontal wells.

As a result of the Bandolier Acquisition and Bandolier’s subsequent acquisition of Spyglass, the Company has both proven developed and proven undeveloped oil and gas assets.  On September 17, 2014, Spyglass has received from the Osage Minerals Counsil at a duly called meeting in Pawhuska, Oklahoma, an extension to its 2014 well commitment due under its concession agreement to December 31, 2015.

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

As of April 30, 2014, management engaged a third party to perform an independent study of the oil and gas assets. Management concluded that the Montana assets were impaired by $75,000 and the Kansas assets were impaired by $4,638,973. The Company recorded $4,713,973 impairment to the condensed consolidated statements of operations during the year ended April 30, 2014. For the three and six months ended October 31, 2014, the Company did not record impairment on its oil and gas assets.

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–09, Revenue from Contracts with Customers. Amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry–specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605–35, Revenue Recognition—Construction–Type and Production–Type Contracts, and create new Subtopic 340–40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2011–230—Revenue Recognition (Topic 605) and Proposed Accounting Standards Update 2011–250—Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted. Accounting Standards Update 2014–09. The amendments in this Update are effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014–09 on the condensed consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update 2014–12, Compensation – Stock Compensation (Topic 718), which clarifies accounting for share–based payments for which the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The updated guidance clarifies that such a term should be treated as a performance condition that affects vesting. As such, the performance target should not be reflected in estimating the grant–date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The guidance will be effective for the annual periods (and interim periods therein) ending after December 15, 2015. Early application is permitted. The Company is currently evaluating the effects of ASU 2014–12 on the condensed consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–15, Presentation of Financial Statements – Going Concern.  The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued.  This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013–300—Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The Company is currently evaluating the effects of ASU 2014–15 on the condensed consolidated financial statements.

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

Results of Operations for the Three Months Ended October 31, 2014 compared to Three Months Ended October 31, 2013

	Three Months	Three Months
	Ended	Ended
	October 31, 2014	October 31, 2013
Operations
Revenues
Oil and natural gas sales	$757,485	$87,253
Total Revenues	757,485	87,253

Operating Expenses
Operating	446,829	82,632
General and administrative	1,190,500	(501,809)
Depreciation, depletion and accretion	218,681	26,674
Total Expenses	1,856,010	(392,503)

Operating (loss) income	(1,098,525)	479,756

Other income	-	3,245

Net (loss) income before non-controlling interest	(1,098,525)	483,001

Net income attributable to non-controlling interest	55,680	-

Net (loss) income attributable to Petro River Oil Corp. and Subsidiaries	$(1,154,205)	$483,001

Net (Loss) income per Common Share Basic and Diluted	$(0.00)	$0.00

Oil Sales

During the three months ended October 31, 2014, the Company recognized $757,485 in oil and gas sales, compared to sales of $87,253 for the three months ended October 31, 2013. The overall increase in sales of $670,232 is primarily due to the acquisition of Bandolier during the first quarter of the current fiscal year, which generated $793,706 of sales during the period, which was offset by a minimal decrease in sales for the Company’s remaining subsidiaries.

Operating Expenses

During the three months ended October 31, 2014, operating expenses were $446,829, as compared to operating expenses of $82,632 for the three months ended October 31, 2013. The overall increase in operating expenses of $364,197 is primarily attributable to the operating expenses of Bandolier of $427,475 during the three months ended October 31, 2014 which were offset by a minimal decrease in the operating expenses of the remaining subsidiaries.

General and Administrative Expenses

General and administrative expenses for the three months ended October 31, 2014 were $1,190,500, as compared to $(501,809) for the three months ended October 31, 2013. The increase is primarily attributable to the significant increase in stock based compensation incurred in the 2014 period, including the expense recorded for five consulting agreements awarded during the three months ended October 31, 2014. During the prior year comparable period, the Company reversed $1,021,250 of previously accrued officer share-based compensation due to an amendment to an officer’s employment agreement, which accounts for the significant increase of $1,592,909 in salaries and benefits. These changes are outlined below:

	For the Three Months Ended	For the Three Months Ended
	October 31, 2014	October 31, 2013
Salaries and benefits	$533,601	$(1,059,308)
Settlement	-	56,047
Professional fees	595,519	491,780
Office and administrative	58,144	8,004
Information technology	3,226	1,668

	$1,190,500	$(501,809)

Results of Operations for the Six Months Ended October 31, 2014 compared to Six Months Ended October 31, 2013

	Six Months	Six Months
	Ended	Ended
	October 31, 2014	October 31, 2013
Operations
Revenues
Oil and natural gas sales	$1,423,761	$192,093
Total Revenues	1,423,761	192,093

Operating Expenses
Operating	787,497	146,711
General and administrative	3,052,032	1,717,219
Depreciation, depletion and accretion	400,833	53,028
Total Expenses	4,240,362	1,916,958

Operating loss	(2,816,601)	(1,724,865)

Other income	33	3,240

Net Loss before non-controlling interest	(2,816,568)	(1,721,625)

Net loss attributable to non-controlling interest	(347,031)	-

Net loss attributable to Petro River Oil Corp. and Subsidiaries	$(2,469,537)	$(1,721,625)

Net Loss per Common Share Basic and Diluted	$(0.00)	$0.00

Oil Sales

During the six months ended October 31, 2014, the Company recognized $1,423,761 in oil and gas sales, compared to sales of $192,093 for the six months ended October 31, 2013. The overall increase in sales of $1,231,668 is primarily due to the acquisition of Bandolier during the six months ended October 31, 2014, which generated $1,369,250 of sales during the period, which was offset by a minimal decrease in sales for the remaining subsidiaries.

Operating Expenses

During the six months ended October 31, 2014, operating expenses were $787,497, as compared to operating expenses of $146,711 for the six months ended October 31, 2013. The overall increase in operating expenses of $640,786 is primarily attributable to the operating expenses of Bandolier of $722,731 during the six months ended October 31, 2014 which were offset by a minimal decrease in the operating expenses of the remaining subsidiaries.

General and Administrative Expenses

General and administrative expenses for the six months ended October 31, 2014 were $3,052,032, as compared to $1,717,219 for the six months ended October 31, 2013. The increase is primarily attributable to the significant increase in stock based compensation incurred in the 2014 period. The increase was also due to the addition of the Bandolier expenses of $1,028,079 and the increase in other professional fees and office and administrative expenses. These changes are outlined below:

	For the Six Months Ended	For the Six Months Ended
	October 31, 2014	October 31, 2013
Salaries and benefits	$794,766	$518,564
Settlement	-	56,047
Professional fees	1,893,005	1,026,617
Office and administrative	350,841	112,316
Information technology	13,420	3,675

	$3,052,032	$1,717,219

The increases in general and administrative expenses are primarily attributable to the Company ramping up operations and the completion of the Bandolier acquisition. This consists primarily of increases in professional fees and office and administrative expenses. Salary and benefits include non-cash stock-based compensation of $674,253 for the six months ended October 31, 2014 compared to $418,250 for the six months ended October 31, 2013. This increase was due to the expense recorded for five consulting agreements awarded during the three months ended October 31, 2014 in comparison to the accrued expense of $418,250 for options that were issued to Scot Cohen in April 2013. During the prior year comparable period, the Company reversed $1,021,250 of previously accrued officer share-based compensation due to an amendment to an officer’s employment agreement.

Liquidity and Capital Resources

At October 31, 2014, the Company had working capital of approximately $2.4 million.  As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations.  In addition, Petro has a limited operating history prior to acquisition of Bandolier.  At October 31, 2014, the Company had cash and cash equivalents of approximately $2.7 million.  While management believes that the current level of working capital is sufficient to maintain current operations in Kansas, Oklahoma and Missouri as well as the planned added operations for the next twelve months, additional capital will be necessary for management to execute its business plan and to further expand the Company’s exploration and development programs beyond such period.  To address the Company’s working capital requirements and execute its business plan, management intends to continue to raise capital through the issuance of debt and equity securities. In addition, and to address the recent volatility and decreases in crude oil prices, the Company has initiated cost-cutting measures commencing November 1, 2014. No assurances can be provided that the Company will be successful in its efforts to raise additional required capital, which efforts may be more difficult given the recent volatility and decrease in the price of crude oil.  Furthermore, inability to maintain capital may damage the Company’s reputation and credibility with industry participants. The Company’s inability to raise additional funds when required may have a negative impact on its consolidated results of operations and financial condition.

The Company is focused on developing its Mississippi Lime acreage. Over the last 12 months the Company has continued to build out its leadership and technical team. Additionally, the Company has been in discussions with industry partners to capitalize and develop acreage in the Mississippi Lime. The Company continues to seek out joint venture partners and acquisition targets.

Projects related to our legacy heavy oil reservoirs are still in technical review, but a determination has been made to continue to test pilot technologies and processes on the Missouri heavy oil assets as the Company has an extensive amount of technical and reservoir information on the Missouri positions. The Company is also continuing to analyze reservoir data and testing results in Missouri and this data is being utilized in the understanding and test phases to develop an economic heavy oil production reserve base.

As discussed above, on May 30, 2014, the Company completed the Bandolier Acquisition and obtained a 50% interest in Bandolier for a capital contribution of $5.0 million. Bandolier subsequently acquired all of the issued and outstanding equity of Spyglass for $8,712,893, less a $407,161 claw back.

Operating Activities

The Company used $2,102,829 in operating activities during the six months ended October 31, 2014, as compared to $1,283,092 used in operating activities during the six months ended October 31, 2013. The Company incurred a net loss during the six months ended October 31, 2014 of $2,816,568 as compared to a net loss of $1,721,625 for six months ended October 31, 2013. For the six months ended October 31, 2014, the loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and amortization, and accretion of asset retirement obligation. Cash used in operations was also influenced by increases in accounts receivable, prepaid expenses and other assets as well as a decrease in accounts payable and accrued expenses. For the six months ended October 31, 2013, the loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and amortization, and accretion of asset retirement obligation. Cash used in operations was also influenced by decreases in accounts receivable and prepaid expenses as well as a decrease in accounts payable and accrued expenses.

Investing Activities

The Company used $8,498,266 in investing activities during the six months ended October 31, 2014, as compared to $235,954 during the six months ended October 31, 2013. During the six months ended October 31, 2014, the Company incurred $8,333,510 of expenditures on oil and gas assets as part of the Bandolier acquisition compared to $235,954 during the six months ended October 31, 2013. In addition, the Company purchased $67,036 of office equipment of which $27,280 was funded by a note payable. The Company also purchased a $125,000 certificate of deposit pursuant to a cooperative agreement.

Financing Activities

During the six months ended October 31, 2014 and 2013, the Company had $4,998,074 and $0 in cash provided by financing activities. During the current six month period, $5,000,000 was contributed from the non-controlling interest holder of Bandolier. This increase was offset by $1,926 paid on a vehicle note payable.

Capitalization

The number of outstanding shares and the number of shares that could be issued if all convertible instruments are converted to shares is as follows:

As of	October 31, 2014	October 31, 2013
Common shares	818,567,746	737,317,746
Stock Options	106,938,281	755,116
Stock Purchase Warrants	40,625,000	-
Compensation Warrants	-	230,000
	966,131,027	738,302,862

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

A. Material Weaknesses

As discussed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2014, we identified material weaknesses in the design and operation of our internal controls. The material weaknesses are due to the limited number of employees, which impacts our ability to conduct a thorough internal review, and the Company’s reliance on external accounting personnel to prepare financial statements.

To remediate the material weakness identified in internal control over financial reporting, the Company engaged Brio Financial Group and appointed its Managing Member, David Briones, to act as the Company’s Chief Financial Officer on August 15, 2013.  The Company intends to hire additional accounting staff, and operations and administrative executives in the future to address its material weaknesses.

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

On January 30, 2014, the landlord filed a Statement of Claim against the Company in the amount aggregating approximately $759,000. On October 20, 2014, the Company filed a summary judgment application stating that landlord’s claim is barred as it was commenced outside the 2 year statute of limitation period under the Alberta Limitations Act. Our summary judgment application has been scheduled for hearing on February 5, 2015.  The landlord has advised that it intends to contest our application, but has not yet filed any documents in this regard.

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

On August 11, 2014, Martha Donelson and John Friend amended their complaint in an existing lawsuit by filing a class action complaint styled: Martha Donelson and John Friend, et al. v. United States of America, Department of the Interior, Bureau of Indian Affairs and Devon Energy Production, LP, et al., Case No. 14-CV-316-JHP-TLW, United States District Court for the Northern District of Oklahoma (the “Proceeding").  The plaintiffs added as defendants 27 specifically named operators, including the Company, as well as all Osage County lessees and operators who have obtained a concession agreement, lease or drilling permit approved by the Bureau of Indian Affairs (“BIA”)  in Osage County allegedly in violation of National Environmental Policy Act (“NEPA”).  Plaintiffs seek a declaratory judgment that the BIA improperly approved oil and gas leases, concession agreements and drilling permits prior to August 12, 2014, without satisfying the BIA’s obligations under federal regulations or NEPA, and seek a determination that such oil and gas leases, concession agreements and drilling permits are void ab initio.  Plaintiffs are seeking damages against the defendants for alleged nuisance, trespass, negligence and unjust enrichment.

On October 7, 2014 Spyglass, along with other defendants, filed a motion to dismiss the Proceeding on various procedural and legal arguments.  Plaintiffs filed their response to the motion to dismiss on October 27, 2014.  Spyglass filed its reply brief on November 10, 2014 and the plaintiffs have been granted leave until November 19, 2014 to file a surreply to Splyglass’s reply brief.  Once the briefing cycle is concluded on November 19, 2014, the motion to dismiss becomes ripe for determination by the court.  Oral arguments may be ordered by the court.  There is no specific timeline by which the court must render a ruling.

Mega West Energy Missouri Corp. (“Mega West”), a wholly owned subsidiary of the Company, is involved in two cases related to oil leases in West Central, Missouri.  The first case (James Long and Jodeane Long v. Mega West Energy Missouri and Petro River Oil Corp., case number 13B4-CV00019) is a case for unlawful detainer, pursuant to which the plaintiffs contend that Mega West oil and gas lease has expired and Mega West is unlawfully possessing the plaintiffs real property by asserting that the leases remain in effect.  The case was originally filed in Vernon County, Missouri on September 20, 2013.  Mega West filed an Answer and Counterclaims on November 26, 2013 and the plaintiffs filed a motion to dismiss the counterclaims. Mega West filed a motion for Change of Judge and Change of Venue and the case was transferred to Barton County.  The court granted the motion to dismiss the counterclaims on February 3, 2014.  As to the other allegations in the complaint, the matter is still pending.

Mega West filed a second case on October 14, 2014 (Mega West Energy Missouri Corp. v. James Long, Jodeane Long, and Arrow Mines LLC, case number 14VE-CV00599).  This case is pending in Vernon County, Missouri.  Although the two cases are separate, they are interrelated.  In the Vernon County case, Mega West has made claims for: (i) replevin for personal property; (ii) conversion of personal property; (iii) breach of the covenant of quiet enjoyment regarding the lease; (iv) constructive eviction of the lease; (v) breach of fiduciary obligation against James Long; (vi) declaratory judgment that the oil and gas lease did not terminate; and (vii) injunctive relief to enjoin the action pending in Barton County, Missouri.  The plaintiffs filed a motion to dismiss on November 4, 2014, and Arrow Mines, LLC filed a motion to dismiss on November 13, 2014.  Both motions remain pending, and Mega West will file an opposition to the motions in the near future.

There have been no other material developments in any legal proceedings since the disclosures contained in the Registrant’s Form 10-K for the year ended April 30, 2014.

ITEM 1A. RISK FACTORS

We have identified the following risk factor in addition to the risks factors previously disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended April 30, 2014:

Our results of operations as well as the carrying value of our oil and gas properties are substantially dependent upon the prices of oil and natural gas, which have substantially declined since June 2014.  In the event such decline continues for a prolonged period of time our results of operations could be adversely affected, and our ability to continue our planned development and acquisition activities could be substantially curtailed.

Currently, our costs to maintain our unproved properties include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and in process exploration drilling costs. In the future, our results of operations and the ceiling on the carrying value of our oil and gas properties will be dependent on the estimated present value of proved reserves, which depends on the prevailing prices for oil and gas, which have substantially declined since July 2014. Various factors beyond our control affect prices of oil and natural gas, including political and economic conditions; worldwide and domestic supplies of and demand for oil and gas; weather conditions; the ability of the members of the Organization of Petroleum Exporting Countries to agree on and maintain price and production controls; political instability or armed conflict in oil-producing regions; the price of foreign imports; the level of consumer demand; the price and availability of alternative fuels; and changes in existing federal and state regulations. In the event the recent substantial decline in oil and gas prices continues for a prolonged period of time our operations, financial condition could be materially and adversely affected, and the level of development and exploration expenditures could be substantially curtailed.  These conditions could ultimately result in a reduction in the carrying value of our oil and gas properties. A continued decline in prices for oil and gas would also likely cause a reduction in the amount of any reserves and, in turn, in the amount that we might be able to borrow to fund development and acquisition activities.

In addition to the above risk factor, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial position and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a) There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b) There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during the quarter ended October 31, 2014.

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

(b) Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1(1)	Unaudited statement of revenues and direct operating expenses of Spyglass Energy Group, LLC for the years ended December 31, 2013 and 2012, and for the three months ended March 31, 2014.
99.2(2)	Unaudited pro forma condensed consolidated balance sheet as of April 30, 2014, and unaudited pro forma condensed consolidated statement of operations for the year ended April 30, 2014.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Previously filed as Exhibit 99.1 to the Company’s Form 8-K/A filed with the Securities and Exchange Commission on August 15, 2014.
(2)	Previously filed as Exhibit 99.1 to the Company’s Form 8-K/A filed with the Securities and Exchange Commission on September 24, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO RIVER OIL CORP.

	By:	/s/ Scot Cohen
	Name:	Scot Cohen
	Title:	Executive Chairman

	By:	/s/ David Briones
	Name:	David Briones
	Title	Chief Financial Officer

Date: December 15, 2014