Form 10-Q
period 2015-01-31
Petro River Oil Corp.
filed 2015-03-16
CIK 1172298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March__, 2015
Common Stock, $0.00001 par value per share	818,567,746 shares

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Petro River Oil Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	As of
	January 31, 2015	April 30, 2014
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,501,387	$8,352,949
Certificate of deposit - restricted	125,000	-
Accounts receivable	134,851	51,979
Prepaid expenses and other current assets	59,574	40,297
Total Current Assets	1,820,812	8,445,225

Oil and gas assets, net	17,145,351	8,941,592
Property, plant and equipment, net of accumulated depreciation
of $309,550 and $302,275	64,911	930
Other assets	27,922	6,000
Total Other Assets	17,238,184	8,948,522
Total Assets	$19,058,996	$17,393,747

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$288,479	$480,637
Asset retirement obligations, current portion	460,778	481,658
Total Current Liabilities	749,257	962,295

Long-term liabilities:
Asset retirement obligations , net of current portion	447,806	336,352

Total Liabilities	1,197,063	1,298,647

Commitments and contingencies

Stockholders’ Equity:
Preferred Shares - 5,000,000 authorized; par value $0.00001 per share	-	-
Preferred B shares - 29,500 authorized; 0 issued with a $100 stated value, par value $0.00001 per share	-	-
Common shares - 2,250,000,000 authorized; par value $0.00001 per share; Issued and outstanding; 818,567,746 and 818,567,746, respectively	8,186	8,186
Additional paid-in capital	28,650,374	27,748,045
Accumulated deficit	(15,185,307)	(11,661,131)
Total Stockholders' Equity	13,473,253	16,095,100
Non-controlling interests	4,388,680	-
Total Stockholders' Equity	17,861,933	16,095,100
Total Liabilities and Stockholders' Equity	$19,058,996	$17,393,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
Operations	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014
Revenues
Oil and natural gas sales	$488,273	$117,713	$1,912,034	$309,806
Total Revenues	488,273	117,713	1,912,034	309,806

Operating Expenses
Operating	832,458	85,983	1,619,955	232,694
General and administrative	806,283	1,634,241	3,858,315	3,351,460
Depreciation, depletion and accretion	168,001	27,251	568,834	80,279
Total Expenses	1,806,742	1,747,475	6,047,104	3,664,433

Operating loss	(1,318,469)	(1,629,762)	(4,135,070)	(3,354,627)

Other income (expenses), net
Interest (expense) income, net	(459)	-	(426)	3,240

Net loss	(1,318,928)	(1,629,762)	(4,135,496)	(3,351,387)

Net loss attributable to non-controlling interest	(264,289)	-	(611,320)	-

Net loss attributable to Petro River Oil Corp. and Subsidiaries	$(1,054,639)	$(1,629,762)	$(3,524,176)	$(3,351,387)

Net loss per Common Share

Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	818,567,746	781,475,355	818,567,746	752,034,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months	For the Nine Months
	Ended	Ended
	January 31, 2015	January 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,135,496)	$(3,351,387)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	902,329	1,315,349
Depreciation, depletion and amortization	530,774	39,294
Accretion of asset retirement obligation	38,060	40,985
Changes in operating assets and liabilities:
Accounts receivable	(82,872)	(12,454)
Prepaid expenses and other assets	(19,277)	18,415
Other assets	(21,922)	-
Accounts payable and accrued expenses	(192,158)	(113,106)
Net Cash Used in Operating Activities	(2,980,562)	(2,062,904)

Cash Flows From Investing Activities:
Capitalized expenditures on oil and gas assets	(8,674,744)	(285,383)
Purchase of equipment	(39,756)	-
Purchase of certificate of deposit	(125,000)	-
Net Cash Used in Investing Activities	(8,839,500)	(285,383)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock and warrants	-	6,500,000
Stock issuance costs	-	(650,000)
Payments of note payable	(31,500)	-
Cash received from non-controlling interest contribution	5,000,000	-
Net Cash Provided by Financing Activities	4,968,500	5,850,000

Change in cash and cash equivalents	(6,851,562)	3,501,713

Cash and cash equivalents, beginning of period	8,352,949	5,703,082
Cash and cash equivalents, end of period	$1,501,387	$9,204,795

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$7,975	$-
Interest paid	$308	$-

Non-cash investing and financing activities:
Conversion of accrued settlement liability into common stock	$-	$80,000
Acquisition of oil and gas assets	$52,514	$-
Issuance of note payable for purchase of fixed assets	$31,500	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PETRO RIVER OIL CORP.
Notes to the Condensed Consolidated Financial Statements
For the three and nine months ended January 31, 2015 and 2014

1.	Organization

Petro River Oil Corp (the “Company”) is an independent exploration and production company with a focus on drilling, completion, recompletions, and applying modern technologies to both conventional and unconventional oil and gas assets. The Company’s core holdings are in the Mid Continent region in Oklahoma and Kansas. The Company’s operations are currently focused on the Mississippi Lime play, capitalizing on the experience, knowledge, and drilling techniques of its team. The Company is driven to utilize its expertise both in the region and in similar formations to exploit hydrocarbon prone resources with tight and/or challenging characteristics in order to create value for the Company and its shareholders. The Company’s principal administrative office is located in Houston, Texas and its principal operations are in Oklahoma with secondary operations in Kansas and Western Missouri. The Company also has an office in New York, New York, which is also headquarters to Petro Spring LLC (“Petro Spring”), the Company’s technology focused subsidiary.

Petro River Oil LLC (“Petro”), was incorporated under the laws of the State of Delaware on March 3, 2011. Through proceeds received from the issuance of various promissory notes, on February 1, 2012, Petro purchased various interests in oil and gas leases, wells, records, data and related personal property located along the Mississippi Lime play in the state of Kansas from Metro Energy Corporation (“Metro”), a Louisiana company, and other interrelated entities, through a court approved order as Metro was undergoing Chapter 11 Bankruptcy proceedings as a Debtor-In-Possession of these various oil and gas assets. Petro purchased these assets for cash consideration of $2,000,000 as well as a 25% non-managing membership interest in Petro. During the nine months ended January 31, 2015, the Company engaged Energy Source Advisors to renew a number of the leases acquired in the Metro purchase and to lease additional acreage. As a result of the asset purchase from Metro and the completion of the additional lease renewals and additional acreage purchases, the Company obtained a total of 115,000 gross (85,000 net acres) of leases, having unproven reserves at the time of acquisition, in the Mississippi Lime in Southeast Kansas for total cost of $12.2 million.

On April 23, 2013, the Company executed a securities purchase agreement by and among the Company, Petro, and the investors in Petro (the “Investors”), namely, the holders of outstanding secured promissory notes of Petro (the “Notes”), and those holding membership interests in Petro (the “Membership Interests”, and, together with the Notes, the “Acquired Securities”) sold by Petro (the “Share Exchange”). In the Share Exchange, the Investors exchanged their Acquired Securities for 591,021,011 newly issued shares of the Company's common stock. Upon completion of the Share Exchange, Petro became the Company’s wholly owned subsidiary.

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

Recent Developments

Acquisition of Havelide Assets.  On February 18, 2015, Petro Spring I, LLC (“Petro Spring I”), a Delaware limited liability company wholly owned by Petro Spring, entered into a definitive asset purchase agreement (“Havelide Purchase Agreement”) to purchase substantially all of the assets of Havelide GTL LLC (“Havelide”), consisting of certain patents and other intellectual property, trade secrets, and assets developed and owned by Havelide to produce a gasoline-like liquid and high-purity hydrogen from natural gas, at low temperature and at low pressure (the “Havelide Assets”).  The purchase of the  Havelide Assets was consummated on February 27, 2015.  Havelide was founded by Stephen Boyd, who joined the Company as its Chief Technology Officer under the terms of an Employment Agreement dated February 18, 2015.

Under the terms of the Havelide Purchase Agreement, in consideration for the Havelide Assets, the Company issued to Havelide 13,333,333 shares of common stock of the Company and a warrant to purchase an additional 26,666,667 shares of common stock at an exercise price of $0.25 per share. The shares of the Company's common stock were valued at approximately $520,000 based on the closing price of the Company's common stock on February 27, 2015.

The Company computed the economic benefit of the above warrant grant as of February 18, 2015 utilizing a Black-Scholes option-pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.039; Exercise price of $0.025; expected volatility of 176%; and a discount rate of 1.50%. The grant date fair value was $923,685.

Acquisition of Coalthane Assets.  On February 18, 2015, Petro Spring II, LLC (“Petro Spring II”), a Delaware limited liability company wholly owned by Petro Spring, entered into a definitive asset purchase agreement (“Coalthane Purchase Agreement”) to purchase substantially all of the assets of Coalthane Tech LLC (“Coalthane”), consisting of certain patents and other intellectual property, trade secrets, and assets developed and owned by Coalthane to reduce the methane from coal mines and other wells (the “Coalthane Assets”).  The purchase of the Coalthane Assets was consummated on February 27, 2015.  Under the terms of the Coalthane Purchase Agreement, in consideration for the Coalthane Assets, the Company issued to Coalthane 20,000,000 shares of common stock of the Company. The shares of the Company's common stock were valued at approximately $780,000 based on the closing price of the Company's common stock on  February 27, 2015.

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

The following table summarizes fair values of the net liabilities assumed and the allocation of the aggregate fair value of the purchase consideration, and non-controlling interest and net liabilities to assumed identifiable and unidentifiable intangible assets. The fair value allocation is based on management’s preliminarily best estimates utilizing potential production and future cash flows:

Purchase consideration:
Net cash provided	$8,329,759
Liabilities assumed	52,514
Total Purchase Consideration	8,382,273

Purchase price allocation:
Oil and gas assets – proved developed – estimated	2,460,632
Oil and gas assets – proved undeveloped – estimated	5,921,641
Asset retirement obligations – estimated	(52,514)

The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company as though the acquisition had occurred as of May 1, 2013. The pro forma amounts presented are not necessarily indicative of either the actual operation results had the acquisition transaction occurred as of May 1, 2013.

	For the Three Months Ended		For the Nine Months Ended
	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014
Revenues	$488,273	$1,924,078	$2,697,446	$5,728,901
Net loss	(1,318,469)	(624,129)	(3,560,883)	(353,928)
Loss per share of common share - Basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of common shares Outstanding - Basic and diluted	818,567,746	781,475,355	818,567,746	752,034,775

At January 31, 2015 the non–controlling interest in Bandolier was as follows:

Non–controlling interest at April 30, 2014	$-
Acquisition of non–controlling interest in Bandolier	5,000,000
Non–controlling share of net loss	(611,320)
Non–controlling interest at January 31, 2015	$4,388,680

2.	Going Concern and Management’s Plan

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of January 31, 2015, the Company had a stockholders’ deficiency of $15,185,307.  The Company has not generated any significant revenues from ongoing operations and incurred net losses since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s primary source of operating funds since inception has been equity financings.

The Company is currently focused on developing its core position in the Mississippi Lime, specifically in the Pearsonia West Concession in Osage County recently acquired during the Bandolier Acquisition and Bandolier’s acquisition of Spyglass. Management’s current plans in the Mississippi Lime play are focused on Pearsonia West, but Petro River also owns additional Mississippi Lime acreage in Kansas. Over the last 12 months the Company has continued to build out its leadership and technical team with individuals with extensive experience in the Mississippi Lime play. Additionally, the Company has been in discussions with industry partners to capitalize and develop additional acreage in the Mississippi Lime. The Company continues to seek out joint venture partners and acquisition targets.

The Company continues to evaluate its non-core projects related to its legacy heavy oil reservoirs.  While still in technical review, the Company is engaged in a series of pilot tests related to certain theories, technologies and processes on the Missouri heavy oil assets. In Missouri, the Company has continued to analyze reservoir data and testing results to determine if any of these technologies or processes may lead to a viable and economic development plan for the understanding and test phases to develop an economic heavy oil production reserve base. The Company is leveraging executive vice president Luis Vierma’s experience in heavy oil, which he acquired during his time as Vice President of Exploration and Production at Petrуleos de Venezuela, S.A.

Management’s principal objective is to maximize shareholder value by, among other things, increasing production by developing its acreage, increasing profit margins by evaluating and optimizing its production, and executing its business plan to increase property values, prove its reserves, and expand its asset base. In addition, management is focused on developing Petro Spring, its technology focused business, which recently acquired Havelide Assets and Coalthane Assets.  While management currently has no plans to discontinue or revise its business plan, recent volatility and decrease in crude oil prices may cause management to cut back on its development or acquisition plans, or otherwise revisit its business and/or its capital expenditure plan.  Continued volatility and decreases in crude oil prices may accelerate such cut back or revisions.  To combat price volatility in crude oil process and further diversify the business, management has increased its focus on the development of Petro Spring.

At January 31, 2015, the Company had working capital of approximately $1.1 million.  As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. In addition, Petro has a limited operating history prior to acquisition of Bandolier.  At January 31, 2015, the Company had cash and cash equivalents of approximately $1.5 million.  While management believes that the current level of working capital is sufficient to maintain current operations in Kansas, Oklahoma and Missouri as well as the planned added operations for the next twelve months, additional capital will be necessary for management to execute its business plan, develop the Havelide and Coalthane Assets, and to further expand the Company’s exploration and development programs beyond such period.  To address the Company’s working capital requirements and execute its business plan, management intends to continue to raise capital through the issuance of debt and equity securities. In addition, and to address the recent volatility and decreases in crude oil prices, the Company has initiated cost-cutting measures commencing November 1, 2014. No assurances can be provided that the Company will be successful in its efforts to raise additional required capital, which efforts may be more difficult given the recent volatility and decrease in the price of crude oil.  Furthermore, inability to maintain capital may damage the Company’s reputation and credibility with industry participants. The Company’s inability to raise additional funds when required may have a negative impact on its consolidated results of operations and financial condition.

3.	Basis of Preparation

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

4.	Significant Accounting Policies

(a)	Use of Estimates:

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

Oil and gas proven reserve estimates, which are the basis for unit-of-production depletion and the full cost ceiling test, have a number of inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in prices of crude oil and gas. Such prices have been volatile in the past and can be expected to be volatile in the future. As of January 31, 2015, the Company had proven reserves in Oklahoma in relation to the Bandolier transaction.

(b)	Cash and Cash Equivalents:

Cash and cash equivalents include all highly liquid monetary instruments with original maturities of three months or less when purchased. These investments are carried at cost, which approximates fair value. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits.

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

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers which require significant judgment, as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expenses. There have been no material changes in the methodology used by the Company in calculating depletion, depreciation and amortization of oil and gas properties under the full cost method during the three and nine months ended January 31, 2015 and 2014.

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

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 “Share–based payments". Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

The fair value of option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the option’s expected life, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is calculated based on the historical volatility of the Company’s common stock over the expected option life and other appropriate factors. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its common stock and does not intend to pay dividends on the common stock in the foreseeable future. The expected forfeiture rate is estimated based on historical experience.

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, the equity–based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, the equity–based compensation expense could be significantly different from what the Company has recorded in the current period.

The Company accounts for share–based payments granted to non–employees in accordance with ASC 505, “Equity Based Payments to Non–Employees”. The Company determines the fair value of the stock–based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

The expenses resulting from stock-based compensation are recorded as general and administrative expenses in the consolidated statement of operations, depending on the nature of the services provided.

(g)	Per Share Amounts:

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three and nine months ended January 31, 2015 and 2014 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at January 31, 2015 and 2014:

As at	January 31, 2015	January 31, 2014
Stock Options	108,938,281	88,228,281
Stock Purchase Warrants	40,625,000	40,625,000
Compensation Warrants	-	230,000
	149,563,281	129,083,281

(h)	Fair Value of Financial Instruments:

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

(i)	Subsequent Events:

The Company evaluates subsequent events through the date the condensed consolidated financial statements are issued.

(j)	Recent Accounting Pronouncements:

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
In November 2014, the FASB issued Accounting Standards Update No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the effects of ASU 2014–16 on the condensed consolidated financial statements.

In November 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-17 Business Combinations (Topic 805), Pushdown Accounting. The amendment provides that acquired entities have the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of an acquired entity. The acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period and would be treated as a change in accounting principle. Additional disclosures are required to enable the users of the financial statements to evaluate the effect of pushdown accounting. The Company is currently evaluating the effects of ASU 2014–17 on the condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

5.	Restricted Cash

Restricted cash as of January 31, 2015 consists of a certificate of deposit with one of the Company’s financial institutions. The certificate of deposit, which matures on August 7, 2015, was purchased pursuant to a cooperative agreement with a regional utility provider in Oklahoma.

6.	Oil and Gas Assets

The following table summarizes the oil and gas assets by project:

Cost	Oklahoma	Kansas	Missouri	Other	Total
Balance May 1, 2014	$-	$7,922,601	$918,991	$100,000	$8,941,592
Additions	8,725,512	1,747	-	-	8,727,259
Depreciation, depletion and amortization	(431,858)	(91,641)	-	-	(523,499)

Balance January 31, 2015	$8,296,654	$7,832,707	$918,991	$100,000	$17,145,352

Oklahoma

On May 30, 2014, the Company, entered into a Subscription Agreement, pursuant to which the Company purchased a 50% interest in Bandolier. Bandolier’s oil and gas assets are located in in Osage County, Oklahoma and comprise a significant contiguous oil and gas acreage position in Northeastern Oklahoma, approximately 106,000 acres, with substantial original oil in place, stacked reservoirs, as well as exploratory and development opportunities that can be accessed through both horizontal and vertical drilling. Significant infrastructure is already in place including 32 square miles of 3D seismic, 3 phase power, a dedicated sub-station as well as multiple oil producing horizontal wells. As a result of this transaction, the Company capitalized $2,460,632 in proved developed oil and gas assets and $5,921,641 in proven undeveloped oil and gas assets. No impairment was recorded on these assets during the three and nine months ended January 31, 2015. During the three months ended January 31, 2015, Bandolier purchased additional oil and gas assets totaling $343,239.

Kansas

Through proceeds received from the issuance of various promissory notes, on February 1, 2012 Petro purchased various interests in oil and gas leases, wells, records, data and related personal property located along the Mississippi Lime play in the state of Kansas from Metro, a Louisiana company and other interrelated entities through a court approved order as Metro was undergoing Chapter 11 Bankruptcy proceedings as a Debtor-In-Possession of these various oil and gas assets. Petro purchased these assets for cash considerations of $2.0 million as well as a 25% non-managing membership interest in the Company. During the nine months ended January 31, 2015, the Company engaged Energy Source Advisors to renew a number of the leases acquired in the Metro purchase and to lease additional acreage. As a result of the asset purchase from Metro and the completion of the additional lease renewals and additional acreage purchases, the Company obtained a total of 115,000 gross (85,000 net acres) of leases, having unproven reserves at the time of acquisition, in the Mississippi Lime play in Southeast Kansas for total cost of $12.2 million. The Company also acquired over 60 square miles of proprietary 3D seismic data over prospective Mississippi Lime acreage in the same area. During the year ended April 30, 2014, management engaged an independent third party to test the Kansas assets for impairment. Throughout the year, management was not aware of any impairment indicators, but during the annual impairment test, the third party specialist concluded that the Kansas assets were impaired by $4,638,973, principally due to comparable acreage values. No further impairment was recorded on these assets during the three and nine months ended January 31, 2015.

Missouri

At January 31, 2015, the Company’s Missouri lease holdings totaled 1,272 gross acres with 98.4% working interest.

On separate pilot projects at Deerfield, the Company built two 500 barrel of oil per day steam drive production facilities (Marmaton River and Grassy Creek) comprised of 116 production wells, 39 steam injection wells and 14 service and observation wells. Throughout the Deerfield area, the Company has drilled 73 exploration/delineation wells with a 67% success rate.

As of January 31, 2015 and April 30, 2014, all Missouri assets were carried at salvage value, since the Company’s current business plans do not contemplate raising the necessary capital to develop these properties. The Company is in current discussions with third parties to use the acreage as a testing site for heavy oil solutions with contemplated profit sharing opportunities.

Other

The Company’s primary additional asset is Petro Spring, a wholly owned technology focused subsidiary of the Company. It was launched with an intentionally broad mandate to acquire and commercialize cutting edge technologies with the intent to capitalize on the significant technological experience of its leadership team and network of industry relationships within the energy sector.

Other property consists primarily of four used steam generators and related equipment that will be assigned to future projects. As of January 31, 2015, management concluded that impairment was not necessary as all other assets were carried at salvage value.

7.	Asset Retirement Obligations

The total future asset retirement obligation was estimated based on the Company’s ownership interest in all wells and facilities, the estimated legal obligations required to retire, dismantle, abandon and reclaim the wells and facilities and the estimated timing of such payments. The Company estimated the present value of its asset retirement obligations at both January 31, 2015 and April 30, 2014, based on a future undiscounted liability of $1,142,723 and $1,087,292, respectively. These costs are expected to be incurred within one to 24 years. A credit-adjusted risk-free discount rate of 10% and an inflation rate of 2% were used to calculate the present value.

Changes to the asset retirement obligation were as follows:

	January 31, 2015	April 30, 2014
Balance, beginning of period	$818,010	$763,036
Additions	52,514	-
Disposition	-	-
Revisions	-	-
Accretion	38,060	54,974
	908,584	818,010
Less: Current portion for cash flows expected to be incurred within one year	(460,778)	(481,658)
Long-term portion, end of period	$447,806	$336,352

Expected timing of asset retirement obligations:

Year Ending April 30,
2015	$460,778
2016	81,181
2017	212,000
2018	-
2019	-
Thereafter	388,764
1,142,723
Effect of discount	(234,139)
Total	$908,584

As of January 31, 2015 and April 30, 2014, the Company has $0 of reclamation deposits with authorities to secure certain abandonment liabilities.

8.	Stockholders’ Equity

As of January 31, 2015 and April 30, 2014, the Company had 5,000,000 shares of blank check preferred stock authorized with a par value of $0.00001 per share. None of the blank check preferred shares were issued or outstanding.

As of January 31, 2015 and April 30, 2014, the Company had 29,500 shares of preferred B shares authorized with a par value of $0.00001 per share. No preferred B shares are issued or outstanding.

9.	Stock Options

As of January 31, 2015, the Company has one equity incentive plan. The number of shares reserved for issuance in aggregate under the plan is limited to 120 million shares. The exercise price, term and vesting schedule of stock options granted are set by the Board of Directors at the time of grant. Stock options granted under the plan may be exercised on a cashless basis, if such exercise is approved by the Board. In a cashless exercise, the employee receives a lesser amount of shares in lieu of paying the exercise price based on the quoted market price of the shares on the trading day immediately preceding the exercise date.

As of April 30, 2014, the Company had a total of 88,038,281 options outstanding and 24,204,947 exercisable with a weighted average exercise price of $0.06.

As of January 31, 2015, the Company had a total of 108,938,281 options outstanding and 30,438,280 exercisable with a weighted average exercise price of $0.06.

The following table summarizes information about the options outstanding and exercisable at January 31, 2015:

	Options	Weighted Average Exercise Prices

Outstanding – April 30, 2014	88,038,281	$0.06
Exercisable – April 30, 2014	24,204,947	$0.06
Granted	21,000,000	$0.06
Exercised	-	$-
Forfeited/Cancelled	(100,000)	$-
Outstanding January 31, 2015	108,938,281	$0.06
Exercisable – January 31, 2015	30,438,280	$0.06

Outstanding - Aggregate Intrinsic Value		$-

Exercisable - Aggregate Intrinsic Value		$-

The following table summarizes information about the options outstanding and exercisable at October 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Price	Options	Weighted Avg. Life Remaining	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
$0.22	465,116	0.01 years	$0.22	465,116	$0.22
$0.06	108,473,165	8.79 years	$0.06	29,973,164	$0.06
	108,938,281			29,973,164
Aggregate Intrinsic Value			$-		$-

During the three months ended January 31, 2015 and 2014, the Company expensed an aggregate $228,075 and $841,052 to general and administrative expenses for stock based compensation pursuant to employment and consulting agreements.

For the nine months ended January 31, 2015 and 2014, the Company recorded stock-based compensation of $902,329 and $1,315,349, respectively, which is included in general and administrative expenses.

As of January 31, 2015, no intrinsic value was attributable to stock-based compensation.

Other than the issuances disclosed in Note 7 and below, during the three and nine months ended January 31, 2015, the Company had no other stock based compensation expense.

As of January 31, 2015, the Company has $2,891,201 in unrecognized stock based compensation expense which will be amortized over a weighted average exercise period of 2.04 years.

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

The Company computed the economic benefit of the above grant as of the date of grant utilizing a Black-Scholes option-pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.057; Exercise price of $0.057; expected volatility of 174%; and a discount rate of 2.57%. The grant date fair value of the awards was $1,075,072. For the three and nine months ended January 31, 2015, the Company expensed $28,706 and $325,494, respectively, to general and administrative expenses as part of stock-based compensation.

On January 23, 2015, one consultant was granted 2,000,000 fair value options that vest over a six month period with 20 percent vesting immediately.  The option grants have an exercise price equal to the closing price of shares of the Company’s common stock as of the date of the grant and mature in ten years.

The Company computed the economic benefit of the above grant as of the date of grant utilizing a Black-Scholes option-pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.028; Exercise price of $0.028; expected volatility of 178%; and a discount rate of 1.81%. The grant date fair value of the award was $55,746. For the three and nine months ended January 31, 2015, the Company expensed $11,149, respectively, to general and administrative expenses as part of stock-based compensation.

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

Warrants:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding and exercisable – April 30, 2014	40,625,000	0.14	1.62
Forfeited	-	-	-
Granted	-	-	-
Outstanding and exercisable – January 31, 2015	40,625,000	0.14	0.86

The aggregate intrinsic value of the warrants was $0.

10.	Contingency and Contractual Obligations

As a result of the Share Exchange, the Company inherited the following contingencies:

(a) In January 2010, the Company experienced a flood in its Calgary office premises as a result of a broken water pipe. There was significant damage to the premises rendering them unusable until the landlord had completed remediation. Pursuant to the lease contract, the Company has asserted that rent should be abated during the remediation process and accordingly, the Company has not paid rent since December 2009. During the remediation process, the Company engaged an independent environmental testing company to test for air quality and for the existence of other potentially hazardous conditions. The testing revealed the existence of potentially hazardous mold and the consultant provided specific written instructions for the effective remediation of the premises. During the remediation process, the landlord did not follow the consultant’s instructions and correct the potentially hazardous mold situation and subsequently in June 2010 gave notice and declared the premises to be ready for occupancy. The Company re-engaged the consultant to re-test the premises and the testing results again revealed the presence of potentially hazardous mold. The Company has determined that the premises are not fit for re-occupancy and considers the landlord to be in default of the lease and the lease terminated.

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

On January 30, 2014, the landlord filed a Statement of Claim against the Company in the amount aggregating approximately $759,000. On October 20, 2014, the Company filed a summary judgment application stating that landlord’s claim is barred as it was commenced outside the 2-year statute of limitation period under the Alberta Limitations Act. If the landlord contests the Company’s summary judgment application, the court will schedule a hearing expected no earlier than June 2015.

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

(d) On August 11, 2014, Martha Donelson and John Friend amended their complaint in an existing lawsuit by filing a class action complaint styled: Martha Donelson and John Friend, et al. v. United States of America, Department of the Interior, Bureau of Indian Affairs and Devon Energy Production, LP, et al., Case No. 14-CV-316-JHP-TLW, United States District Court for the Northern District of Oklahoma (the “Proceeding”).  The plaintiffs added as defendants twenty-seven (27) specifically named operators, including the Company, as well as all Osage County lessees and operators who have obtained a concession agreement, lease or drilling permit approved by the Bureau of Indian Affairs (“BIA”) in Osage County allegedly in violation of National Environmental Policy Act (“NEPA”).  Plaintiffs seek a declaratory judgment that the BIA improperly approved oil and gas leases, concession agreements and drilling permits prior to August 12, 2014, without satisfying the BIA’s obligations under federal regulations or NEPA, and seek a determination that such oil and gas leases, concession agreements and drilling permits are void ab initio.  Plaintiffs are seeking damages against the defendants for alleged nuisance, trespass, negligence and unjust enrichment.

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

11.	Subsequent Events

Acquisition of Havelide Assets.  On February 18, 2015, Petro Spring I entered into the Havelide Purchase Agreement to purchase the Havelide Assets from Havelide.  The purchase of the Havelide Assets was consummated on February 27, 2015. Under the terms of the Havelide Purchase Agreement, in consideration for the Havelide Assets, the Company issued to Havelide 13,333,333 shares of common stock of the Company and a warrant to purchase an additional 26,666,667 shares of common stock at an exercise price of $0.25 per share.

Acquisition of Coalthane Assets.  On February 18, 2015, Petro Spring II entered into the Coalthane Purchase Agreement to purchase the Coalthane Assets.  Under the terms of the Coalthane Purchase Agreement, in consideration for the Coalthane Assets, the Company issued to Coalthane 20,000,000 shares of common stock of the Company.

The Havelide Assets and the Coalthane Assets are in the development stage, and the acquisition thereof is consistent with the Company’s business objective of acquiring leading edge technologies, which the Board of Directors deemed important in light of the current softness in the price of oil and gas.  Management currently intends to seek financing or a development partner in order to fully develop the Havelide Assets and Coalthane Assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Mr. Cohen is joined by Luis Vierma, Daniel Smith and Ruben Alba who make up the Company’s technical leadership. Mr. Vierma has 35 years of experience in oil and gas including Vice President of Exploration and Production at Petrуleos de Venezuela, S.A, (“PDVSA”), the fourth largest oil company in the world. Mr. Vierma has a BS in Chemistry and MS in Geology and leads the Company’s Geological and Geophysical team. Mr. Smith is a registered petroleum engineer with over 15 years’ experience. Mr. Smith spent his career at XTO Energy where he served as an operations engineer responsible for managing fields producing in excess of 100 million cubic feet of natural gas per day. Mr. Alba has been active in the oil and gas industry since 1997. Previously he was with Halliburton Energy Services and Superior Well Services overseeing regional technical staff and operations. Mr. Alba manages the Company’s heavy oil projects in Missouri and Kentucky.

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

The Company continues to build out its technology focused business segment through Petro Spring LLC, a wholly owned subsidiary of the Company (“Petro Spring”).  Management has devoted additional resources to effectively establishing the framework for Petro Spring to develop and execute its business plan.  Petro Spring was launched approximately during 2014 with an intentionally broad mandate to acquire and commercialize cutting edge technologies with the intent to capitalize on the significant technological experience of its leadership team and network of industry relationships within the energy sector.

 Recent Developments

Acquisition of Havelide Assets.  On February 18, 2015, Petro Spring I, LLC (“Petro Spring I”), a Delaware limited liability company wholly owned by Petro Spring, entered into a definitive asset purchase agreement (“Havelide Purchase Agreement”) to purchase substantially all of the assets of Havelide GTL LLC (“Havelide”), consisting of certain patents and other intellectual property, trade secrets, and assets developed and owned by Havelide to produce a gasoline-like liquid and high-purity hydrogen from natural gas, at low temperature and at low pressure (the "Havelide Assets”).  The purchase of the Havelide Assets was consummated on February 27, 2015.  Havelide was founded by Stephen Boyd, who joined the Company as its Chief Technology Officer under the terms of an Employment Agreement dated February 18, 2015.

Under the terms of the Havelide Purchase Agreement, in consideration for the Havelide Assets, the Company issued to Havelide 13,333,333 shares of common stock of the Company and a warrant to purchase an additional 26,666,667 shares of common stock at an exercise price of $0.25 per share. The shares of the Company's common stock were valued at approximately $520,000 based on the closing price of the Company's common stock on February 27, 2015.

The Company computed the economic benefit of the above warrant grant as of February 18, 2015 utilizing a Black-Scholes option-pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.039; exercise price of $0.025; expected volatility of 176%; and a discount rate of 1.50%. The grant date fair value was $923,685.

Acquisition of Coalthane Assets.  On February 18, 2015, Petro Spring II, LLC (“Petro Spring II”), a Delaware limited liability company wholly owned by Petro Spring, entered into a definitive asset purchase agreement (“Coalthane Purchase Agreement”) to purchase substantially all of the assets of Coalthane Tech LLC (“Coalthane”), consisting of certain patents and other intellectual property, trade secrets, and assets developed and owned by Coalthane to reduce the methane from coal mines and other wells (the "Coalthane Assets”).  Under the terms of the Coalthane Purchase Agreement, in consideration for the Coalthane Assets, the Company issued to Coalthane 20,000,000 shares of common stock of the Company. The shares of the Company's common stock were valued at approximately $780,000 based on the closing price of the Company's common stock on February 27, 2015.

The Havelide Assets and the Coalthane Assets are in the development stage, and the acquisition thereof is consistent with the Company’s business objective of acquiring leading edge technologies, which the Board of Directors deemed important in light of the current softness in the price of oil and gas.  Management currently intends to seek financing or a development partner in order to fully develop the Havelide Assets and Coalthane Assets.

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

As a result of the Bandolier Acquisition and Bandolier’s subsequent acquisition of Spyglass, the Company has both proven developed and proven undeveloped oil and gas assets.  On September 17, 2014, Spyglass has received from the Osage Minerals Council at a duly called meeting in Pawhuska, Oklahoma, an extension to its 2014 well commitment due under its concession agreement to December 31, 2015.

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

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our condensed consolidated financial statements:

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

As of April 30, 2014, management engaged a third party to perform an independent study of the oil and gas assets. Management concluded that the Montana assets were impaired by $75,000 and the Kansas assets were impaired by $4,638,973. The Company recorded $4,713,973 impairment to the condensed consolidated statements of operations during the year ended April 30, 2014. For the three and nine months ended January 31, 2015, the Company did not record impairment on its oil and gas assets.

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

In November 2014, the FASB issued Accounting Standards Update No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the effects of ASU 2014–16 on the condensed consolidated financial statements.

In November 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-17 Business Combinations (Topic 805), Pushdown Accounting. The amendment provides that acquired entities have the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of an acquired entity. The acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period and would be treated as a change in accounting principle. Additional disclosures are required to enable the users of the financial statements to evaluate the effect of pushdown accounting. The Company is currently evaluating the effects of ASU 2014–17 on the condensed consolidated financial statements.

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

Results of Operations for the Three Months Ended January 31, 2015 compared to Three Months Ended January 31, 2014

	Three Months	Three Months
	Ended	Ended
	January 31, 2015	January 31, 2014
Operations
Revenues
Oil and natural gas sales	$488,273	$117,713
Total Revenues	488,273	117,713

Operating Expenses
Operating	832,458	85,983
General and administrative	806,283	1,634,241
Depreciation, depletion and accretion	168,001	27,251
Total Expenses	1,806,742	1,747,475

Operating loss	(1,318,469)	(1,629,762)

Other expense	(459)	-

Net loss before non-controlling interest	(1,318,928)	(1,629,762)

Net loss attributable to non-controlling interest	(264,289)	-

Net loss attributable to Petro River Oil Corp. and Subsidiaries	$(1,054,639)	$(1,629,762)

Net loss per Common Share Basic and Diluted	$(0.00)	$(0.00)

Oil Sales

During the three months ended January 31, 2015, the Company recognized $488,273 in oil and gas sales, compared to sales of $117,713 for the three months ended January 31, 2014. The overall increase in sales of $370,560 is primarily due to the acquisition of Bandolier during the first quarter of the current fiscal year. During the three months ended January 31 2015,Bandolier generated $479,979 of sales with an additional $8,249 in sales for the Company’s remaining subsidiaries.

Operating Expenses

During the three months ended January 31, 2015, operating expenses were $832,458, as compared to operating expenses of $85,983 for the three months ended January 31, 2014. The overall increase in operating expenses of $746,475 is primarily attributable to acquisition of Bandolier during the first quarter of the current fiscal year. During the three months ended January 31, 2015, Bandolier generated $811,514 of operating expenses with an additional $20,944 in the operating expenses of the remaining subsidiaries.

General and Administrative Expenses

General and administrative expenses for the three months ended January 31, 2015 were $806,283, as compared to $1,634,244 for the three months ended January 31, 2014. The decrease is primarily attributable to the significant decrease in stock based compensation and professional fees compared to the 2014 period. These changes are outlined below:

	For the Three Months Ended	For the Three Months Ended
	January 31, 2015	January 31, 2014
Salaries and benefits	$331,390	$841,765
Professional fees	384,617	693,415
Office and administrative	89,502	96,979
Information technology	774	2,082

	$806,283	$1,634,241

Results of Operations for the Nine Months Ended January 31, 2015 compared to Nine Months Ended January 31, 2014

	Nine Months	Nine Months
	Ended	Ended
	January 31, 2015	January 31, 2014
Operations
Revenues
Oil and natural gas sales	$1,912,034	$309,806
Total Revenues	1,912,034	309,806

Operating Expenses
Operating	1,619,955	232,694
General and administrative	3,858,315	3,351,460
Depreciation, depletion and accretion	568,834	80,279
Total Expenses	6,047,104	3,664,433

Operating loss	(4,135,070)	(3,354,627)

Other (expense) income	(426)	3,240

Net loss before non-controlling interest	(4,135,496)	(3,351,387)

Net loss attributable to non-controlling interest	(611,320)	-

Net loss attributable to Petro River Oil Corp. and Subsidiaries	$(3,524,176)	$(3,351,387)

Net Loss per Common Share Basic and Diluted	$(0.01)	$(0.00)

Oil Sales

During the nine months ended January 31, 2015, the Company recognized $1,912,034 in oil and gas sales, compared to sales of $309,806 for the nine months ended January 31, 2014. The overall increase in sales of $1,602,228 is primarily due to the acquisition of Bandolier during the nine months ended January 31, 2015, which generated $1,849,229 of sales during the period, with an additional $62,805 in sales for the Company’s remaining subsidiaries.

Operating Expenses

During the nine months ended January 31, 2015, operating expenses were $1,619,955, as compared to operating expenses of $232,694 for the nine months ended January 31, 2014. The overall increase in operating expenses of $746,475 is primarily attributable to the operating expenses of Bandolier of $1,534,245 during the nine months ended January 31, 2015 with an additional $85,710 in the operating expenses of the remaining subsidiaries.

General and Administrative Expenses

General and administrative expenses for the nine months ended January 31, 2015 were $3,858,315, as compared to $3,351,460 for the nine months ended January 31, 2014. These changes are outlined below:

	For the Nine Months Ended	For the Nine Months Ended
	January 31, 2015	January 31, 2014
Salaries and benefits	$1,126,156	$1,360,327
Professional fees	2,277,622	1,720,034
Office and administrative	440,343	265,339
Information technology	14,194	5,760

	$3,858,315	$3,351,460

The increases in general and administrative expenses are primarily attributable to the Company ramping up operations and the completion of the Bandolier acquisition. This consists primarily of increases in professional fees and office and administrative expenses of $557,588 and $179,506, respectively. Salary and benefits include non-cash stock-based compensation of $902,329 for the nine months ended January 31, 2015 compared to $1,315,349 for the nine months ended January 31, 2014. The decrease in stock-based compensation from the prior comparable period is due to awards during the nine months ended January 31, 2014 that fully vested and expensed upon grant in comparison to the awards during the nine months ended January 31, 2015 which were expensed over the corresponding vesting periods.

Liquidity and Capital Resources

At January 31, 2015, the Company had working capital of approximately $1.1 million.  As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations.  In addition, Petro has a limited operating history prior to the acquisition of Bandolier.  At January 31, 2015, the Company had cash and cash equivalents of approximately $1.5 million.  While management believes that the current level of working capital is sufficient to maintain current operations in Kansas, Oklahoma and Missouri as well as the planned added operations for the next twelve months, additional capital will be necessary for management to execute its business plan, develop the Havelide Assets and Coalthane Assets, and to further expand the Company’s exploration and development programs beyond such period.  To address the Company’s working capital requirements and execute its business plan, management intends to continue to raise capital through the issuance of debt and equity securities. In addition, and to address the recent volatility and decreases in crude oil prices, the Company has initiated cost-cutting measures commencing November 1, 2014. No assurances can be provided that the Company will be successful in its efforts to raise additional required capital, which efforts may be more difficult given the recent volatility and decrease in the price of crude oil.  Furthermore, inability to maintain capital may damage the Company’s reputation and credibility with industry participants. The Company’s inability to raise additional funds when required may have a negative impact on its consolidated results of operations and financial condition.

The Company is focused on developing its Mississippi Lime acreage. Over the last 12 months the Company has continued to build out its leadership and technical team. Additionally, management has been in discussions with industry partners to capitalize and develop acreage in the Mississippi Lime, and is also focused on developing it’s other strategic assets, including the recently acquired Havelide Assets and Coalthane Assets.  The Company continues to seek out joint venture partners and acquisition targets.

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

Operating Activities

The Company used $2,980,562 in operating activities during the nine months ended January 31, 2015, as compared to $2,062,904 used in operating activities during the nine months ended January 31, 2014. The Company incurred a net loss during the nine months ended January 31, 2015 of $4,135,496 as compared to a net loss of $3,351,387 for nine months ended January 31, 2014. For the nine months ended January 31, 2015, the loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and amortization, and accretion of asset retirement obligation. Cash used in operations was also influenced by increases in accounts receivable, prepaid expenses and other assets as well as a decrease in accounts payable and accrued expenses. For the nine months ended January 31, 2014, the loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and amortization, and accretion of asset retirement obligation. Cash used in operations was also influenced by increases in accounts receivable as well as decreases in prepaid expenses and accounts payable and accrued expenses.

Investing Activities

The Company used $8,839,500 in investing activities during the nine months ended January 31, 2015, as compared to $285,383 during the nine months ended January 31, 2014. During the nine months ended January 31, 2015, the Company incurred $8,674,744 of expenditures on oil and gas assets primarily as part of the Bandolier acquisition compared to $285,383 during the nine months ended January 31, 2014. In addition, the Company purchased $39,756 of office equipment and vehicles of which $31,500 was funded by a note payable. The Company also purchased a $125,000 certificate of deposit pursuant to a cooperative agreement.

Financing Activities

During the nine months ended January 31, 2015 and 2014, the Company had $4,968,500 and $5,850,000 in cash provided by financing activities. During the current nine month period, $5,000,000 was contributed from the non-controlling interest holder of Bandolier. This increase was offset by $31,500 paid on a vehicle note payable. During the nine months ended January 31, 2014, the Company received $6,500,000 in proceeds from the issuance of common stock and warrants which was offset by stock issuance costs of $650,000.

Availability of Additional Funds

Based upon our working capital position as of January 31, 2015, we require equity and/or debt financing to continue our operations. The Company does not expect that its current cash on hand will fund its operations for the next twelve months. Due to the impending lack of funds, we will need to raise further capital, through the sale of additional equity securities or otherwise, to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, and competing technological and market developments.

We may be unable to raise sufficient additional capital when we need it or to raise capital on favorable terms. Debt financing may require us to pledge certain assets and enter into covenants that could restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to our stockholders or us. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or to obtain funds by entering into financing agreements on unattractive terms.

These matters raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements included elsewhere in this Quarterly Report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Capitalization

The number of outstanding shares and the number of shares that could be issued if all convertible instruments are converted to shares is as follows:

As of	January 31, 2015	January 31, 2014
Common shares	818,567,746	818,567,746
Stock Options	108,938,281	88,228,281
Stock Purchase Warrants	40,625,000	40,625,000
Compensation Warrants	-	230,000
	968,131,027	947,651,027

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

(a) In January 2010, the Company experienced a flood in its Calgary office premises as a result of a broken water pipe. There was significant damage to the premises rendering them unusable until the landlord had completed remediation. Pursuant to the lease contract, the Company has asserted that rent should be abated during the remediation process and accordingly, the Company has not paid rent since December 2009. During the remediation process, the Company engaged an independent environmental testing company to test for air quality and for the existence of other potentially hazardous conditions. The testing revealed the existence of potentially hazardous mold and the consultant provided specific written instructions for the effective remediation of the premises. During the remediation process, the landlord did not follow the consultant’s instructions and correct the potentially hazardous mold situation and subsequently in June 2010 gave notice and declared the premises to be ready for occupancy. The Company re-engaged the consultant to re-test the premises and the testing results again revealed the presence of potentially hazardous mold. The Company has determined that the premises are not fit for re-occupancy and considers the landlord to be in default of the lease and the lease terminated.

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

On January 30, 2014, the landlord filed a Statement of Claim against the Company in the amount aggregating approximately $759,000. On October 20, 2014, the Company filed a summary judgment application stating that landlord’s claim is barred as it was commenced outside the 2-year statute of limitation period under the Alberta Limitations Act. If the landlord contests our summary judgment application, the court will schedule a hearing expected no earlier than June 2015.

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

(c) On August 11, 2014, Martha Donelson and John Friend amended their complaint in an existing lawsuit by filing a class action complaint styled: Martha Donelson and John Friend, et al. v. United States of America, Department of the Interior, Bureau of Indian Affairs and Devon Energy Production, LP, et al., Case No. 14-CV-316-JHP-TLW, United States District Court for the Northern District of Oklahoma (the “Proceeding”).  The plaintiffs added as defendants twenty-seven (27) specifically named operators, including the Company, as well as all Osage County lessees and operators who have obtained a concession agreement, lease or drilling permit approved by the Bureau of Indian Affairs (“BIA”) in Osage County allegedly in violation of National Environmental Policy Act (“NEPA”).  Plaintiffs seek a declaratory judgment that the BIA improperly approved oil and gas leases, concession agreements and drilling permits prior to August 12, 2014, without satisfying the BIA’s obligations under federal regulations or NEPA, and seek a determination that such oil and gas leases, concession agreements and drilling permits are void ab initio.  Plaintiffs are seeking damages against the defendants for alleged nuisance, trespass, negligence and unjust enrichment.

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

(d) Mega West Energy Missouri Corp. (“Mega West”), a wholly owned subsidiary of the Company, is involved in two cases related to oil leases in West Central, Missouri.  The first case (James Long and Jodeane Long v. Mega West Energy Missouri and Petro River Oil Corp., case number 13B4-CV00019) is a case for unlawful detainer, pursuant to which the plaintiffs contend that Mega West oil and gas lease has expired and Mega West is unlawfully possessing the plaintiffs real property by asserting that the leases remain in effect.  The case was originally filed in Vernon County, Missouri on September 20, 2013.  Mega West filed an Answer and Counterclaims on November 26, 2013 and the plaintiffs filed a motion to dismiss the counterclaims. Mega West filed a motion for Change of Judge and Change of Venue and the case was transferred to Barton County.  The court granted the motion to dismiss the counterclaims on February 3, 2014.  As to the other allegations in the complaint, the matter is still pending.

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

(e) The Company is from time to time involved in legal proceedings in the ordinary course of business. It does not believe that any of these claims and proceedings against it is likely to have, individually or in the aggregate, a material adverse effect on its financial condition or results of operations.

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

We recently acquired certain assets unrelated to our traditional oil and gas properties.  The acquired technologies are in development stage, have not been proven, and require additional capital to develop.  We may not be able to successfully raise sufficient capital or otherwise successfully develop these technology assets.

We recently purchased certain assets to produce a gasoline-like liquid and high-purity hydrogen from natural gas, at low temperature and at low pressure, as well as to reduce the methane from coal mines and other wells.  The purchased assets, while consistent with the Company’s business objective of acquiring leading edge technologies, are in the development stage, and require additional capital or a strategic partner in order to fully develop.  While management currently intends to seek financing or a development partner in order to fully develop the purchased assets, no assurances can be given that the Company will be able to successfully raise sufficient capital to develop the assets, or otherwise find a strategic or development partner to develop the same.  In addition, the purchased assets are in the development stage and are unproven, and no assurances can be given that we will be able to commercialize the assets.

In addition to the above risk factors, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial position and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b) There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during the quarter ended January 31, 2015.

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

Date: March 16, 2015