Form 10-K
period 2015-04-30
Petro River Oil Corp.
filed 2015-08-13
CIK 1172298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of October 31, 2014 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,745,818 based on closing price as reported on OTCQB.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2015
Common Stock, $0.00001 par value per share	851,901,079 shares

-i-

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

PART I

ITEM 1. BUSINESS

Petro River Oil Corp (the “Company”) is an enterprise engaged in the exploration and exploitation of conventional and unconventional oil and gas assets with a focus on drilling, completion, recompletions and applying modern technologies. Our core holdings and principal operations are in the mid-continent region of the United States in Oklahoma. We are driven to utilize our expertise both in the mid-continent region and in similar formations to exploit hydrocarbon prone resources with tight and/or challenging characteristics in order to create value for the Company and our shareholders. The Company has additional acreage in Kansas and Missouri. Our principal administrative office is located in Houston, Texas and principal operations are in Oklahoma, Kansas and Western Missouri. The Company also has an office in New York, New York, which is also headquarters to Petro Spring LLC (“Petro Spring”), the Company’s wholly-owned technology focused subsidiary.

Our operations are currently primarily focused on exploring and producing in the Mississippian Lime play, but we also have heavy oil reservoirs in Missouri which continue to be under technical review. We have an extensive amount of technical and reservoir information on our Missouri property. The data is being utilized in the understanding and test phases to develop an economic heavy oil production reserve base. In addition to our current research and development efforts, we are in discussions with industry partners to capitalize on and develop acreage in the Mississippian Lime, including possible joint venture partners and acquisition targets.

In light of the challenging oil price environment and capital markets, management is currently in the process of evaluating all options for the Company, including curtailing oil and gas operations, and increasing focus on our technology initiatives.  In addition to focusing on obtaining necessary working capital to execute our business plan and continue as a going concern, we are exploring farm in and joint venture opportunities for our oil and gas assets, as well as exit opportunities through an outright sale.  No assurances can be given that management will be successful.

Overview

We were originally incorporated under the Company Act (British Columbia) on February 8, 2000 under the name Brockton Capital Corp. We then changed our name to MegaWest Energy Corp. effective February 27, 2010 before changing it to Gravis Oil Corp. on June 20, 2011. On September 11, 2012, we re-organized under the laws of the State of Delaware as a corporation organized under the Delaware General Corporation Law. Prior to September 11, 2012, and at April 30, 2012, we were organized under the laws of Alberta, Canada.

Petro River Oil LLC (“Petro”), our wholly owned subsidiary, was incorporated under the laws of the State of Delaware on March 3, 2011. Through proceeds received from the issuance of various promissory notes, on February 1, 2012, Petro purchased various interests in oil and gas leases, wells, records, data and related personal property located along the Mississippi Lime play in the state of Kansas from Metro Energy Corporation (“Metro”), a Louisiana company, and other interrelated entities, through a court approved order as Metro was undergoing Chapter 11 Bankruptcy proceedings as a Debtor-In-Possession of these various oil and gas assets. Petro purchased these assets for cash consideration of $2,000,000 as well as a 25% non-managing membership interest in Petro.  We engaged Energy Source Advisors to renew a number of the leases acquired in the Metro purchase and to lease additional acreage. As a result of the asset purchase from Metro and the completion of the additional lease renewals and additional acreage purchases, we obtained a total of 115,000 gross (85,000 net acres) of leases, having unproven reserves at the time of acquisition, in the Mississippi Lime in Southeast Kansas for total cost of $12.2 million.

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

Subsequent to the initial capitalization of Bandolier, Bandolier acquired for $8,712,893, less a $407,161 claw back, all of the issued and outstanding equity of Spyglass Energy Group, LLC (“Spyglass”), the owner of oil and gas leases, leaseholds, lands, and options and concessions thereto located in Osage County, Oklahoma. Spyglass controls a significant contiguous oil and gas acreage position in Northeastern Oklahoma, consisting of approximately 106,880 acres, with substantial original oil in place, stacked reservoirs, as well as exploratory and development opportunities that can be accessed through both horizontal and vertical drilling. Significant infrastructure is already in place including 32 square miles of 3D seismic, 3 phase power, a dedicated sub-station as well as multiple oil producing horizontal wells.

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

Recent Developments

Change in Personia West Concession.  On July 31, 2015, the Company received formal notice from the Osage Mineral Council that the new concession terms for the Pearsonia West Concession (“Pearsonia West”) are effective and formalized. Pearsonia West is a 106,500 contiguous acre position in Osage County, Oklahoma which the Company owns a controlling interest in through its investment in Bandolier Energy LLC, whole owner of the concession.

The new terms allow for vertical drilling obligations to hold the concession which previously had horizontal drilling obligations.  This provides a significant cost savings to the Company and preserves potential control of its core asset until 2018, assuming the negotiated obligations are met. Previously, the concession required 11 horizontal wells to be drilled by the end of 2015 with the concession terminating in the event these wells were not drilled.  The estimated cost of this obligation was approximately $22.1 million.

Pursuant to the new terms, assuming completion costs of $300,000 per vertical well, the drilling obligations only require capital expenditures of: $1.8 million in 2016, $2.7 million in 2017, and $3.6 million in 2018, collectively $8.1 million to hold the entire concession.  This represents a cost savings to the Company of approximately $14.0 million while gaining an extra three years of potential control.

The Company is currently exploring multiple options for development for the Pearsonia Concession including entertaining inquiries from industry and joint venture partners.

Termination of Renzhi MOU.  On July 9, 2014 the Company and Sichuan Renzhi Oilfield Technology Services Co. Ltd., a corporation incorporated under the laws of The People’s Republic of China and traded on the Shenzhen Stock Exchange (“Renzhi”) entered into a memorandum of understanding (“ MOU”) for the sale of one of the Company’s wholly owned subsidiaries to Renzhi and the joint development by the Company and Renzhi of oil and gas technology and properties (collectively, the “Transactions”). As of June 30, 2015, the Company has ceased all discussions and negotiations with Renzhi, including discussions regarding the completion of the Transactions contemplated by the MOU.

Approval of Reverse Stock Split.   At its 2015 annual meeting of stockholders held on July 8, 2015, stockholders approved resolution to authorize the Company’s Board of Directors, in its sole and absolute discretion, without further action of the stockholders, to amend our Certificate of Incorporation to (i) implement a reverse stock split of our common stock at a ratio of not less than 1-for-2, and not greater than 1-for-250, within one year from the date of the annual meeting, with the exact ratio to be determined by the Board of Directors (the “Reverse Split”); and (ii) immediately following the Reverse Split, increase the total number of authorized shares of our Common Stock to 100.0 million. As of August 13, 2015, the Company has not formally applied for the reverse stock split.

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

The Company computed the economic benefit of the above warrant grant as of February 27, 2015 utilizing a Black-Scholes option-pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.039; Exercise price of $0.25; expected volatility of 176%; and a discount rate of 1.50%. The grant date fair value was $923,685.

The Company recorded the Havelide assets based on the fair value of the common stock and warrants $1,443,685 and allocated the purchase price to the intangible assets purchased.

Acquisition of Coalthane Assets.  On February 18, 2015, Petro Spring II, LLC (“Petro Spring II”), a Delaware limited liability company wholly owned by Petro Spring, entered into a definitive asset purchase agreement (“Coalthane Purchase Agreement”) to purchase substantially all of the assets of Coalthane Tech LLC (“Coalthane”), consisting of certain patents and other intellectual property, trade secrets, and assets developed and owned by Coalthane to reduce the methane from coal mines and other wells (the “Coalthane Assets”).  The purchase of the Coalthane Assets was consummated on February 27, 2015.  Under the terms of the Coalthane Purchase Agreement, in consideration for the Coalthane Assets, the Company issued to Coalthane 20,000,000 shares of common stock of the Company. The shares of the Company's common stock were valued at approximately $780,000 based on the closing price of the Company's common stock on February 27, 2015.  The Company recorded the Coalthane Assets based on the fair value of the common stock $780,000 and allocated the purchase price to the intangible assets purchased.

The above acquisitions reflect the increased focus on technology solutions in an effort to diversify our business amid a challenging oil price environment.  We believe the patents acquired can potentially be licensed or sold for a profit.

Strategy

Our business and operations strategy is to acquire working interests in oil and gas producing areas. We believe such opportunities exist domestically and internationally. We also believe that these opportunities have considerable future potential for the development of proven oil and gas reserves. Such new reserves might come from the development of existing but as yet undeveloped and/or unproved reserves as well as from future success in exploration.

The execution of our strategy is dependent on obtaining necessary working capital.  While no assurances can be given, in the event management is able to obtain additional working capital, we plan to acquire high-quality oil and gas properties, primarily “proved producing and proved undeveloped reserves.” We will also explore low-risk development drilling and work-over opportunities.   While management continues to pursue additional working capital, in light of the challenging oil price environment, we are currently in the process of evaluating all options for the Company, including curtailing oil and gas operations, and increasing focus on our technology initiatives.  In addition, we are exploring farm in and joint venture opportunities for our oil and gas assets, as well as exit opportunities through an outright sale.  No assurances can be given that management will be successful.

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

Research and Development

Previously, we did not have any research and development policies in place. We formed Petro Spring, LLC, a wholly owned subsidiary, on December 12, 2013, to begin to focus on technology solutions related to the oil and gas industry.  During the year ended April 30, 2015, we purchased the Havelide and Coalthane Assets.  We are currently trying to determine a monetization strategy for these assets.

Employees

At April 30, 2015 we employed four employees.

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

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing and force us to cease operations.

In their report dated August 13, 2015, our independent auditors stated that our financial statements for the years ended April 30, 2015 and 2014 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue because to date, we have incurred net operating losses. We anticipate that we will continue to experience net operating losses.

We recently acquired certain assets unrelated to our traditional oil and gas properties.  The acquired technologies are in development stage, have not been proven, and require additional capital to develop.  We may not be able to successfully raise sufficient capital or otherwise successfully develop these technology assets.

We recently purchased certain assets to produce a gasoline-like liquid and high-purity hydrogen from natural gas, at low temperature and at low pressure, as well as to reduce the methane from coal mines and other wells.  The purchased assets, while consistent with the Company’s business objective of acquiring leading edge technologies, are in the development stage, and require additional capital or a strategic partner in order to fully develop.  We are currently developing a strategy to monetize these assets through potential licensing, commercialization or an outright sale.  While management currently intends to seek financing or a development partner in order to fully develop the purchased assets, no assurances can be given that the Company will be able to successfully raise sufficient capital to develop the assets, or otherwise find a strategic or development partner to develop the same.  In addition, the purchased assets are in the development stage and are unproven, and no assurances can be given that we will be able to commercialize the assets.

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

As of April 30, 2015 and 2014, the Company did not have any drilling, exploratory or development activity.

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

We had cash and cash equivalents at April 30, 2015 of $1,010,543. At April 30, 2015, we had a working capital of approximately $0.4 million. Management believes that the current level of working capital is not sufficient to maintain current operations in Kansas, Missouri and Oklahoma, as well as the planned added operations for the next 12 months. Management intends to continue to raise capital through debt and equity instruments.

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

Our oil and gas business involves (or will involve as operations activities increase) a variety of operating risks, including, but not limited to, unexpected formations or pressures, uncontrollable flows of oil, gas, brine or well fluids into the environment (including groundwater contamination), blowouts, fires, explosions, pollution and other risks, any of which could result in personal injuries, loss of life, damage to properties and substantial losses. Although we carry insurance at levels that we believe are reasonable, we are not fully insured against all risks. We do not carry business interruption insurance. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on our financial condition and operations.

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

Risks Relating to Our Financial Position and Capital Requirements

We currently require additional capital to execute our business plan and continue as a going concern.  If we are unable to obtain funding, our business operations will be harmed, and we may not be able to continue as a going concern.

We will require additional capital to continue to operate our business, further expand our exploration and development programs, and continue as a going concern.  We may be unable to obtain additional capital required. Furthermore, inability to maintain capital may damage our reputation and credibility with industry participants. Our inability to raise additional funds when required will have a negative impact on our consolidated results of operations and financial condition.

Future acquisitions and future exploration, development, production, leasing activities and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may not be successful in raising the capital needed and we may not obtain the capital we require by other means. This will adversely affect our consolidated financial results, financial condition and our ability to continue as a going concern.

We have a history of losses, which may continue, which may negatively impact our ability to achieve our business objectives and continue as a going concern.

We incurred a net loss of $6,344,579 for the year ended April 30, 2015. To date, we have acquired interests in oil and gas properties, but have not established a project on any of our properties that generates commercial revenues. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

As our Kansas, Missouri and Oklahoma properties are in early stages of development, we may not be able to establish commercial reserves on these projects. Exploration for commercial reserves of oil is subject to a number of risk factors. Few of the properties that are explored are ultimately developed into producing oil and/or gas fields. As of April 30, 2015, only a portion of the reserves associated with the Missouri Marmaton River and Grassy Creek projects are classified as developed and production activities have been suspended since September 2011, and, although the Bandolier Acquisition provided us with both proven developed and proven undeveloped oil and gas assets, we are still in need of substantial capital to commence drilling operations. Management determined that these properties were impaired and continues to seek funding so that the Company can consider future development of its heavy oil properties. We may not be able to establish commercial reserves and it is therefore considered to be an exploration stage company.

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

●	the ability of members of OPEC to agree to and maintain oil price and production controls;
●	the cost and availability of transportation and pipeline systems with adequate capacity;
●	the cost and availability of other competitive fuels;
●	fluctuating and seasonal demand for oil, natural gas and refined products;
●	concerns about global warming or other conservation initiatives and the extent of governmental price controls and regulation of production;
●	weather;
●	foreign and domestic government relations; and
●	overall economic conditions, particularly the recent worldwide economic slowdown, which has put downward pressure on oil and natural gas prices and demand.

Any prolonged decline in oil or gas prices could have a material adverse effect on our operations, financial condition, and level of development and exploration expenditures and could result in a reduction in the carrying value of our oil and gas properties.

Our internal controls over financial reporting have been determined to not be effective, which could have a significant and adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, which we collectively refer to as “Section 404,” require us to evaluate our internal controls over financial reporting to allow management to report on those internal controls as of the end of each year. Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. In the course of our Section 404 evaluations, we have identified conditions that resulted in material weaknesses and we have concluded that enhancements, modifications or changes to our internal controls are necessary or desirable. Implementing any such matters would divert the attention of our management, could involve significant costs, and may negatively impact our results of operations.

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

Risks Related to Our Common Stock

The liquidity, market price and volume of our stock are volatile.

Our common stock is not traded on any exchange, but is currently quoted on the OTC Markets. The liquidity of our common stock may be adversely affected, and purchasers of our common stock may have difficulty selling our common stock, particularly if our common stock does not continue to be quoted on the OTC Markets on another recognized quotation services or exchange.

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

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the Security and Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is categorized as a “penny stock.” The Securities and Exchange Commission (“SEC”) has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have paid no cash dividends on any of our classes of capital stock to date and currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Any payment of cash dividends will depend upon our financial condition, contractual restrictions, financing agreement covenants, solvency tests imposed by corporate law, results of operations, anticipated cash requirements and other factors and will be at the discretion of our board of directors. Furthermore, we may incur indebtedness that may severely restrict or prohibit the payment of dividends.

The market price for our shares may decline following the implementation of a reverse split.

At our 2015 annual meeting of stockholders, our shareholders gave the Board of Directors the authority to effect a reverse split of our authorized, and issued and outstanding shares of common stock at a ratio of not less than 1-for-2, and not greater than 1-for-250, with the exact ratio to be set by the Board. In the event we affect a reverse split, no assurances can be given that the reverse split will have a long-term positive effect on the market price of our common stock.  The market price of our common stock is based on factors that may be unrelated to the number of shares outstanding.  These factors include our performance, general economic and market conditions and other factors, many of which are beyond our control.  The market price for our post-split shares may not rise or remain constant in proportion to the reduction in the number of pre-split shares outstanding before the reverse split.  Accordingly, the total market capitalization of our common stock after a reverse split may be lower than the total market capitalization before the reverse split.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Oklahoma

On May 30, 2014, the Company, entered into a Subscription Agreement, pursuant to which the Company purchased a 50% interest in Bandolier. Bandolier’s oil and gas assets are located in in Osage County, Oklahoma and comprise a significant contiguous oil and gas acreage position in Northeastern Oklahoma, approximately 106,880 acres, with substantial original oil in place, stacked reservoirs, as well as exploratory and development opportunities that can be accessed through both horizontal and vertical drilling. Significant infrastructure is already in place including 32 square miles of 3D seismic, 3 phase power, a dedicated sub-station as well as multiple oil producing horizontal wells. As a result of this transaction, the Company capitalized $2,460,632 in proved developed oil and gas assets and $5,921,641 in proven undeveloped oil and gas assets. During the year ended April 30, 2015, Bandolier purchased additional oil and gas assets totaling $369,594.  Management performed a ceiling test as of April 30, 2015, and recognized an impairment of $1,246,975 on the Oklahoma property.

Kansas

Through proceeds received from the issuance of various promissory notes, on February 1, 2012 Petro purchased various interests in oil and gas leases, wells, records, data and related personal property located along the Mississippi Lime play in the state of Kansas from Metro, a Louisiana company and other interrelated entities through a court approved order as Metro was undergoing Chapter 11 Bankruptcy proceedings as a Debtor-In-Possession of these various oil and gas assets. Petro purchased these assets for cash considerations of $2.0 million as well as a 25% non-managing membership interest in the Company. The Company engaged Energy Source Advisors to renew a number of the leases acquired in the Metro purchase and to lease additional acreage. As a result of the asset purchase from Metro and the completion of the additional lease renewals and additional acreage purchases, the Company obtained a total of 115,000 gross (85,000 net acres) of leases, having unproven reserves at the time of acquisition, in the Mississippi Lime play in Southeast Kansas for total cost of $12.2 million. The Company also acquired over 60 square miles of proprietary 3D seismic data over prospective Mississippi Lime acreage in the same area. During the year ended April 30, 2014, management engaged an independent third party to test the Kansas assets for impairment. Throughout the year, management was not aware of any impairment indicators, but during the annual impairment test, the third party specialist concluded that the Kansas assets were impaired by $4,638,973, principally due to comparable acreage values. No further impairment was recorded on these assets during the year ended April 30, 2015.

Missouri

At April 30, 2015, the Company’s Missouri lease holdings totaled 389 gross acres with 98.4% working interest on its Grassy Creek asset.  The Company no longer has any leasehold positions in Marmaton River.  Petro River has engaged a local operating partner to conduct small scale testing through their own funding source on this property and it is anticipated that partner will operate this asset going forward.

Historically, on separate pilot projects at Deerfield, the Company built two 500 barrel of oil per day steam drive production facilities (Marmaton River and Grassy Creek) comprised of 116 production wells, 39 steam injection wells and 14 service and observation wells. Throughout the Deerfield area, the Company has drilled 73 exploration/delineation wells with a 67% success rate.

As of April 30, 2015 and 2014, all Missouri assets were carried at salvage value, since the Company’s current business plans do not contemplate raising the necessary capital to develop these properties. The Company is in current discussions with third parties to use the acreage as a testing site for heavy oil solutions with contemplated profit sharing opportunities.

Other

Other property consists primarily of four used steam generators and related equipment that will be assigned to future projects. As of April 30, 2015, management concluded that impairment was not necessary as all other assets were carried at salvage value.

Operational and Project Review

The following table summarizes the costs incurred in oil and gas property acquisition, exploration, and development activities for the Company for the years ended April 30, 2015 and 2014:

Cost	Oklahoma	Kansas	Missouri	Montana	Other	Total
Balance May 1, 2013	$-	$12,329,098	$918,991	$75,000	$100,000	13,423,089
Additions	-	327,002	-	-	-	327,002
Depreciation, depletion and amortization	-	(94,526)	-		-	(94,526)
Impairment of oil and gas assets		(4,638,973)		(75,000)		(4,713,973)
Balance April 30, 2014	-	7,922,601	918,991	-	100,000	8,941,592
Additions	8,751,867	1,747	-	-	-	8,753,614
Impairment of oil and gas assets	(1,246,975)	-	-	-	-	(1,246,975)
Depreciation, depletion and amortization	(569,892)	(121,328)	-	-	-	(691,220)

Balance April 30, 2015	$6,935,000	$7,803,020	$918,991	$-	$100,000	15,757,011

As of April 30, 2014, management engaged a third party to perform an independent study of the oil and gas assets. Management concluded that the Montana assets were impaired by $75,000 and the Kansas assets were impaired by $4,638,973. The Company recorded $4,713,973 impairment to the consolidated statements of operations during the year ended April 30, 2014. For the year ended April 30, 2015, the Company performed a ceiling test and recognized a $1,246,975 impairment on the Oklahoma property.

Oil Wells, Properties, Operations, and Acreage

The following table sets forth the number of oil wells in which we held a working interest as of April 30, 2015 and 2014:

	Producing				Non-Producing
	April 30, 2015		April 30, 2014		April 30, 2015		April 30, 2014
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Kansas	5	2.5	5	2.5	37	34.5	37	34.5
Oklahoma	5	5	-	-	8	8
Missouri (1)	48	48	-	-	9	9	117	117
Kentucky (1)	-	-	-	-	-	-	5	1.9
Montana (1)	-	-	-	-	-	-	-	-
Texas (1)	-	-	-	-			5	3.75
Total	58	55.5	5	2.5	54	51.5	164	157.15

(1)	We acquired the predecessor assets of Petro River Oil Corporation on April 23, 2014.

The following table sets forth the lease areas we have an interest in, by area, as of April 30, 2015 and 2014:

Project Areas	April 30, 2015		April 30, 2014
	Gross	Net	Gross	Net
Kansas	71,605	50,703	105,277	80,225
Oklahoma	106,880	106,880
Missouri (1)	389	371	1,272	1,212
Kentucky (1)	-	-	-	-
Texas (1)	-	-	-	-
Montana (1)	-	-	-	-
Total	178,874	157,954	106,549	81,437

(1)	We have no plans for any further material expenditure on these properties as a result of the legal acquiror’s prior drilling results and a lack of resources.

Oil and Natural Gas Reserves

Oil and natural gas information is provided in accordance with the United States Financial Accounting Standards Board (“FASB”) Topic 932 - “Extractive Activities - Oil and Gas”.

Petro has approximately 6.9 million in proven oil and gas reserves as of April 30, 2015 as a result of the Bandolier acquisition.  The Company had no proven oil and gas reserves as of April 30, 2014. For the year ended April 30, 2015 the reports by Pinnacle Energy Services, LLC  (“Pinnacle”) covered 100% of the Company’s oil reserves. The Company did not have any recorded reserves as of April 30, 2014.

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

	For the years ended April 30, 2015 and 2014 and 2013

	2015	2014	2013
Production volumes:
Oil (Bbls)	24,347	3,187	1,706
Natural gas (Mcf)	64,917	28,550	19,276
Total (Boe)	35,167	7,946	4,919
Average realized prices:
Oil (per Bbl)	$77.93	$93.60	$86.70
Natural gas (per Mcf)	$2.31	$3.10	$2.78
Total per Boe	$58.22	$45.82	$40.97
Average production cost:
Total per Boe	$46.04	$32.01	$39.65

Drilling and Other Exploratory and Development Activities

As of April 30, 2015 and 2014, the Company did not have any drilling, exploratory or development activity.

ITEM 3. LEGAL PROCEEDINGS

(a) In January 2010, the Company experienced a flood in its Calgary office premises as a result of a broken water pipe. There was significant damage to the premises rendering them unusable until the landlord had completed remediation. Pursuant to the lease contract, the Company asserted that rent should be abated during the remediation process and accordingly, the Company did not pay any rent after December 2009. During the remediation process, the Company engaged an independent environmental testing company to test for air quality and for the existence of other potentially hazardous conditions. The testing revealed the existence of potentially hazardous mold and the consultant provided specific written instructions for the effective remediation of the premises. During the remediation process, the landlord did not follow the consultant’s instructions and correct the potentially hazardous mold situation and subsequently in June 2010 gave notice and declared the premises to be ready for occupancy. The Company re-engaged the consultant to re-test the premises and the testing results again revealed the presence of potentially hazardous mold. The Company determined that the premises were not fit for re-occupancy and considered the landlord to be in default of the lease and the lease terminated.

On January 30, 2014 the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating approximately CAD $759,000. On October 20, 2014, the Company filed a summary judgment application stating that the landlord’s claim is barred as it was commenced outside the 2-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of approximately CAD $665,000. The applications were heard on June 25, 2015.  The court reserved its decision and there is no specific timeline by which it must render a ruling.

(b) In September 2013, the Company was notified by the Railroad Commission of Texas (the “Commission”) that the Company was not in compliance with regulations promulgated by the Commission. The Company was therefore deemed to have lost its corporate privileges within the State of Texas and as a result, all wells within the state would have to be plugged. The Commission therefore collected $25,000 from the Company, which was originally deposited with the Commission, to cover a portion of the estimated costs of $88,960 to plug the wells. In addition to the above, the Commission also reserved its right to separately seek any remedies against the Company resulting from its noncompliance. As of August 11, 2015, there is not further update to the issue.

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

On October 7, 2014 Spyglass, along with other defendants, filed a motion to dismiss the August 11, 2014 Proceeding on various procedural and legal arguments.  Plaintiffs filed their response to the motion to dismiss on October 27, 2014.  Spyglass filed its reply brief on November 10, 2014 and the plaintiffs were granted leave until November 19, 2014 to file a surreply to Splyglass’s reply brief.  Once the briefing cycle concluded on November 19, 2014, the motion to dismiss became ripe for determination by the court.  Oral arguments may be ordered by the court.  There is no specific timeline by which the court must render a ruling.

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

The following table sets forth the quarterly average high and low bid prices per share for our common stock for the two most recently completed fiscal years in the period that ended on April 30, 2015.

Fiscal Year Ended	Common Stock
	High	Low
April 30, 2015
First Quarter	$0.09	$0.04
Second Quarter	$0.09	$0.03
Third Quarter	$0.07	$0.01
Fourth Quarter	$0.06	$0.02

April 30, 2014
First Quarter	$0.225	$0.215
Second Quarter	$0.035	$0.025
Third Quarter	$0.09	$0.085
Fourth Quarter	$0.065	$0.063

Holders

As of August 7, 2015, we had 308 holders of record of our registered common stock, and our common stock had a closing bid price of $0.02 per share.

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

Transfer Agent and Registrar

Our transfer agent is Computershare Investor Services located at 510 Burrard Street, 3rd Floor, Vancouver, British Columbia V6C3B9, Canada. Their telephone number is 604-661-9408.

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

Projects related to the heavy oil reservoirs are in technical review. The Company has an extensive amount of technical and reservoir information on its Missouri asset. The data is being utilized in the understanding and test phases to develop an economic heavy oil production reserve base.

In light of the challenging oil price environment and capital markets, management is currently in the process of evaluating all options for the Company, including curtailing oil and gas operations, and increasing focus on our technology initiatives.  In addition to focusing on obtaining necessary working capital to execute our business plan and continue as a going concern, we are exploring farm in and joint venture opportunities for our oil and gas assets, as well as exit opportunities through an outright sale.  No assurances can be given that management will be successful.

Recent Developments

Change in Personia West Concession.  On July 31, 2015, the Company received formal notice from the Osage Mineral Council that the new concession terms for the Pearsonia West Concession (“Pearsonia West”) are effective and formalized. Pearsonia West is a 106,500 contiguous acre position in Osage County, Oklahoma which the Company owns a controlling interest in through its investment in Bandolier Energy LLC, whole owner of the concession.

The new terms allow for vertical drilling obligations to hold the concession which previously had horizontal drilling obligations.  This provides a significant cost savings to the Company and preserves potential control of its core asset until 2018, assuming the negotiated obligations are met. Previously, the concession required 11 horizontal wells to be drilled by the end of 2015 with the concession terminating in the event these wells were not drilled.  The estimated cost of this obligation was approximately $22.1 million.

Pursuant to the new terms, assuming completion costs of $300,000 per vertical well, the drilling obligations only require capital expenditures of: $1.8 million in 2016, $2.7 million in 2017, and $3.6 million in 2018, collectively $8.1 million to hold the entire concession.  This represents a cost savings to the Company of approximately $14.0 million while gaining an extra three years of potential control.

The Company is currently exploring multiple options for development for the Pearsonia Concession including entertaining inquiries from industry and joint venture partners.

Termination of Renzhi MOU.  On July 9, 2014 the Company and Sichuan Renzhi Oilfield Technology Services Co. Ltd., a corporation incorporated under the laws of The People’s Republic of China and traded on the Shenzhen Stock Exchange (“Renzhi”) entered into a memorandum of understanding (“MOU”) for the sale of one of the Company’s wholly owned subsidiaries to Renzhi and the joint development by the Company and Renzhi of oil and gas technology and properties (collectively, the “Transactions”). As of June 30, 2015, the Company has ceased all discussions and negotiations with Renzhi, including discussions regarding the completion of the Transactions contemplated by the MOU.

Approval of Reverse Stock Split.   At the 2015 annual meeting of stockholders held on July 8, 2015, the stockholders approved resolution to authorize the Company’s Board of Directors, in its sole and absolute discretion, without further action of the stockholders, to amend our Certificate of Incorporation to (i) implement a reverse stock split of our common stock at a ratio of not less than 1-for-2, and not greater than 1-for-250, within one year from the date of the annual meeting, with the exact ratio to be determined by the Board of Directors (the “Reverse Split”); and (ii) immediately following the Reverse Split, increase the total number of authorized shares of our Common Stock to 100.0 million. As of August 14, 2015, the Company has not formally applied for the reverse stock split.

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

The Company computed the economic benefit of the above warrant grant as of February 18, 2015 utilizing a Black-Scholes option-pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.039; exercise price of $0.25; expected volatility of 176%; and a discount rate of 1.50%. The grant date fair value was $923,685.

The Company recorded the Havelide assets based on the fair value of the common stock and warrants $1,443,685 and allocated the purchase price to the intangible assets purchased.

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

The Havelide Assets and the Coalthane Assets are in the development stage, and the acquisition thereof is consistent with the Company’s business objective of acquiring cutting edge technologies, which the Board of Directors deemed important in light of the current softness in the price of oil and gas.  Management currently intends to seek financing or a development partner in order to fully develop the Havelide Assets and Coalthane Assets.

Financial Condition and Results of Operations

	For the Year Ended April 30, 2015	For the Year Ended April 30, 2014
Operations
Revenues
Oil and natural gas sales	$2,127,576	$372,179
Total Revenues	2,127,576	372,179

Operating Expenses
Operating	1,847,688	286,507
General and administrative	4,606,377	4,195,437
Depreciation, depletion and accretion	750,360	153,108
Amortization	20,293	-
Impairment of oil and gas assets	1,246,975	4,713,973
Gain in settlement of liability	-	(20,069)
Total Expenses	8,471,693	9,328,956

Operating loss	(6,344,117)	(8,956,777)

Other (expenses) income	(462)	3,248

Net loss	(6,344,579)	(8,953,529)

Net loss attributable to non-controlling interest	(1,355,224)	-

Net loss attributable to Petro River Oil Corp. and Subsidiaries	$(4,989,355)	$(8,953,529)

Net Loss per Common Share Basic and Diluted	$(0.01)	$(0.01)

For the Year ended April 30, 2015 and 2014:

Oil Sales

During the year ended April 30, 2015, the Company recognized $2,127,576 in oil and gas sales, of which $1,942,623 is attributable to oil sales and $184,953 is attributable to gas sales, compared to $372,179 for the year ended April 30, 2014, consisting of $253,779 in oil sales and $118,400 in gas sales. The overall increase in sales of $1,755,397 is primarily due to the acquisition of Bandolier during the first quarter of fiscal 2014. During the year ended April 30, 2015, Bandolier generated $2,047,401 of sales with an additional $80,175 in sales for the Company’s remaining subsidiaries.

Operating Expenses

During the year ended April 30, 2015, operating expenses were $1,847,688, as compared to operating expenses of $286,507 for the year ended April 30, 2014. The overall increase in operating expenses of $1,561,181 is primarily attributable to acquisition of Bandolier during the first quarter of fiscal 2014. During the year ended April 30, 2015, Bandolier generated $1,737,694 of operating expenses with an additional $109,994 in the operating expenses of the remaining subsidiaries.  The decrease in operating margin is primarily attributable to the major decrease industry wide, in oil prices.

General and Administrative Expenses

General and administrative expenses for the year ended April 30, 2015 were $4,606,377, as compared to $   $4,195,437 for the year ended April 30, 2014.  The increase is primarily attributable to the significant increase in professional fees and office and administrative, offset by a $366,349 decrease in stock based compensation. The increase in professional fees was a result of fees associated with the business acquisition and the asset acquisitions during 2015.  These changes are outlined below:

	For the Year Ended	For the Year Ended
	April 30, 2015	April 30, 2014
Salaries and benefits	$1,773,007	$2,128,463
Professional fees	2,191,461	1,630,781
Office and administrative	624,615	427,890
Information technology	17,294	8,303

	$4,606,377	$4,195,437

Oil and Gas Operations

The Company follows the full cost method of accounting for properties that have proven reserves whereby all costs related to exploration and development of oil and gas reserves are capitalized. Under this method, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and natural gas reserves, including salaries, benefits and other internal costs directly attributable to these activities. Costs associated with production and general corporate activities, however, are expensed in the period incurred. Costs are capitalized on a country-by-country basis. To date, there has only been one cost center, the United States.

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

Following the discovery of reserves and the commencement of production, the Company will compute depletion of oil and natural gas properties using the unit-of-production method based upon production and estimates of proved reserve quantities. During April 2015, the Company tested the oil and gas assets for impairment and recognized an impairment charge of $1,246,975 on the Oklahoma proved properties.

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

 Liquidity and Capital Resources

At April 30, 2015, the Company had working capital of approximately $0.4 million.  As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations.  In addition, the Company has a limited operating history prior to the acquisition of Bandolier.  At April 30, 2015, the Company had cash and cash equivalents of approximately $1.0 million.  The current level of working capital is insufficient to maintain current operations in Oklahoma, Kansas and Missouri for the next twelve months.  Additional capital will therefore be necessary for management to execute its business plan, develop the Havelide Assets and Coalthane Assets, further expand the Company’s exploration and development programs for the next twelve months, and continue as a going concern.  To address the Company’s working capital requirements and execute its business plan, management intends to continue to raise capital through the issuance of debt and equity securities. In addition, and to address the recent volatility and substantial decreases in crude oil prices, the Company initiated cost-cutting measures in November 1, 2014, which initiatives continue. No assurances can be provided that the Company will be successful in its efforts to raise additional required capital, which efforts may be more difficult given the recent volatility and substantial decrease in the price of crude oil.  Furthermore, our inability to maintain or raise additional capital may damage the Company’s reputation and credibility with industry participants. The Company’s inability to raise additional funds when required may have a negative impact on its consolidated results of operations and financial condition, and challenge our ability to continue as a going concern.

Management is also currently in the process of evaluating all options for the Company, including curtailing oil and gas operations, and increasing focus on our technology initiatives.  In addition to focusing on obtaining necessary working capital to execute our business plan and continue as a going concern, we are exploring farm in and joint venture opportunities for our oil and gas assets, as well as exit opportunities through an outright sale.  No assurances can be given that management will be successful.

Operating Activities

The Company used $3,445,726 in operating activities during the year ended April 30, 2015, as compared to using $2,873,131 in operating activities during the year ended April 30, 2014. The Company incurred a net loss during the year ended April 30, 2015 of $5,907,604 as compared to a loss of $8,953,529 for the year ended April 30, 2014. For the year ended April 30, 2015, the loss was offset by non-cash items such as depreciation, depletion amortization and impairment of oil and gas assets, and accretion of asset retirement obligation. Cash used in operations was also influenced by increases in accounts receivable, prepaid expenses and other assets as well as a decrease in accounts payable and accrued expenses. For the year ended April 30, 2014, the loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and amortization, and accretion of asset retirement obligation. Cash used in operations was also influenced by increases in accounts receivable as well as decreases in prepaid expenses and accounts payable and accrued expenses.

Investing Activities

During the year ended April 30, 2015, the Company incurred $8,753,614 of expenditures on oil and gas assets, including $8,751,867 of expenditures as part of the Bandolier acquisition, compared to $327,002 during the year ended April 30, 2014.  In addition, the Company purchased $70,580 of office equipment and vehicles of which $31,500 was funded by a note payable. The Company also purchased a $125,000 certificate of deposit pursuant to a cooperative agreement.

Financing Activities

During the year ended April 30, 2015, the Company had $4,968,500 in cash provided by financing activities, as compared to $5,850,000 during the year ended April 30, 2014. The increase in cash is primarily attributable to $5,000,000 received from the non-controlling interest holder of Bandolier, and was partially offset by $31,500 paid on a vehicle note payable. During the year ended April 30, 2014, the Company received $6,500,000 in proceeds from the issuance of common stock and warrants which was offset by stock issuance costs of $650,000.

Capitalization

The number of outstanding shares and the number of shares that could be issued if all common stock equivalents are converted to shares is as follows:

As of	April 30, 2015	April 30, 2014
Common shares	851,909,079	818,567,746
Stock Options	108,188,281	88,038,281
Stock Purchase Warrants	67,291,667	40,625,000
Compensation Warrants	-	-
	1,027,389,027	947,231,027

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 3 to the annual consolidated financial statements for the year ended April 30, 2015 2014. The consolidated financial statements are prepared in conformity with U.S. GAAP.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–09, Revenue from Contracts with Customers. Amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry–specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605–35, Revenue Recognition—Construction–Type and Production–Type Contracts, and create new Subtopic 340–40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2011–230—Revenue Recognition (Topic 605) and Proposed Accounting Standards Update 2011–250—Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted. Accounting Standards Update 2014–09. The amendments in this Update are effective for the Company for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014–09 on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update 2014–12, Compensation – Stock Compensation (Topic 718), which clarifies accounting for share–based payments for which the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The updated guidance clarifies that such a term should be treated as a performance condition that affects vesting. As such, the performance target should not be reflected in estimating the grant–date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The guidance will be effective for the annual periods (and interim periods therein) ending after December 15, 2015. Early application is permitted. The Company is currently evaluating the effects of ASU 2014–12 on the consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–15, Presentation of Financial Statements – Going Concern.  The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued.  This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013–300—Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The Company is currently evaluating the effects of ASU 2014–15 on the consolidated financial statements.

In November 2014, the FASB issued Accounting Standards Update No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the effects of ASU 2014–16 on the consolidated financial statements.

In November 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-17 Business Combinations (Topic 805), Pushdown Accounting. The amendment provides that acquired entities have the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of an acquired entity. The acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period and would be treated as a change in accounting principle. Additional disclosures are required to enable the users of the financial statements to evaluate the effect of pushdown accounting. The Company is currently evaluating the effects of ASU 2014–17 on the consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of April 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2015 due to a material weakness in our internal control over financial reporting, as discussed below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 in Internal Control Integrated Framework. Based on that evaluation under this framework, our management concluded that as of April 30, 2015, our internal control over financial reporting was not effective because of the following material weaknesses in our internal control over financial reporting:

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

Changes to Internal Controls and Procedures for Financial Reporting

There was no significant changes in the Company’s internal control over financial reporting that were identified in connection with such evaluation that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. To begin remediating the material weakness identified in internal control over financial reporting of the Company, the Company engaged Brio Financial Group and appointed its Managing Member, David Briones, to act as the Company’s Chief Financial Officer on August 15, 2013. During the year ended April 30, 2015, Management intended to hire additional accounting staff, and operational and administrative executives. However with the lack of resources these hires were delayed until which time financing is received.  Management intends to prepare and implement sufficient written policies and checklists to remedy the material weaknesses identified above.

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

Scot Cohen has over 20 years- experience in institutional asset management, wealth management, and capital markets.  Scot is the founder and principal of the Iroquois Capital Opportunity Fund, a closed end private equity fund focused on investments in North American oil and gas assets.  He is also the co-founder of Iroquois Capital, a New York based hedge fund.  In addition, he manages several operating and non-operating partnerships which actively invest in the energy sector.

Prior to founding Iroquois Capital, Scot founded a merchant bank based out of New York which was one of the most active participants in structured investments in public companies (PIPES) in the United States over the 4 year period he was actively managing the business.  Scot began his career at Oppenheimer and Company in a sales capacity and transitioned from there to a boutique investment banking firm where he spent two years. Scot currently sits on a number of boards of public and private companies, including True Drinks Holding, Inc. (OTCQB:  TRUU), and is involved a number of charitable ventures.  Scot earned a Bachelor of Science degree from Ohio University in 1991.

The Board’s Nomination Committee believes that Mr. Cohen’s extensive investment banking experience advising oil and gas companies, as well as his operational expertise developing oil and gas assets, is valuable to the Board of Directors and its deliberations, and is particularly beneficial as the Company continues to develop its oil and gas assets.

Glenn C. Pollack is a Managing Director and Founder of Candlewood Partners, LLC (“Candlewood”), a merchant bank focused on middle market corporate finance and infrastructure projects. Prior to founding Candlewood, Mr. Pollack was a Managing Director and Principal of a middle market investment banking firm with offices in Chicago and Cleveland. He was responsible for the Restructuring Group and was involved in other corporate finance transactions including mergers and acquisitions and capital raising for special situations. He also spent five years as the CEO of a regional distributor of perishable foods with annual revenues of $180 million and over 250 employees in four states. Mr. Pollack is a certified public accountant and has worked for Price Waterhouse as a consultant and for Deloitte as an auditor.

The Board’s Nomination Committee believes Mr. Pollack’s success with multiple investment banking firms, his extensive contacts within the investment community, his executive management experience and financial and accounting expertise will assist the Company’s efforts to raise capital to fund the continued implementation of the Company’s business plan.

John Wallace graduated from Syracuse University in May 1996 with a Bachelor’s of Science degree in sociology. From June 1996 through May 2004, Mr. Wallace was a professional basketball player associated with the National Basketball Association. Since April 2009, Mr. Wallace has been an alumni relations and fan development representative for the New York Knicks, a professional basketball team aligned with the National Basketball Association. In that capacity, Mr. Wallace works on community public relations and fan development initiatives, along with sponsorship and marketing programs. In January 2013, Mr. Wallace joined Hotaling Insurance Group as an insurance agent. In February 2013, Mr. Wallace became an Executive Board Member of Heavenly Productions Foundation, a not for profit charitable organization dedicated to helping children in need or in distress. Since October 2007, Mr. Wallace has served as Vice President of Winning Because I Tried, a non-profit he co-founded in 2007, and whose focus is on academic success, social interaction, peer pressure awareness, and sound decision-making for children ages 8-18. Since 2006, Mr. Wallace has been President and General Manager of Rochester AAU Basketball, a program he founded in March 2006, which is designed to leverage sports as a means for youth to obtain a college education.

The Board’s Nomination Committee believes that Mr. Wallace brings effective management and leadership skills to the Board of Directors, which assists the Board and management in in developing its organization and business plan.

Fred Zeidman has served as Chairman of the Board of Directors of Petroflow Energy Corporation since September 2011. Mr. Zeidman has also served as a director of Hyperdynamics Corporation since 2009 and as a director of Prosperity Bancshares, Inc. since 1986. He served as trustee for the AremisSoft Liquidating Trust since 2004. In March 2008, Mr. Zeidman was appointed the Interim President of Nova Biosource Fuels, Inc. (“Nova”), a publicly traded biodiesel technology company, and served in that position until the company’s acquisition in November 2009. Mr. Zeidman also served as a director of Nova from June 2007 to November 2009. From August 2009 through November 2009, Mr. Zeidman served as Chief Restructuring Officer for Transmeridian Exploration, Inc. He also served as CEO, President and Chairman of the Board of Seitel Inc., an oil field services company, from June 2002 until its sale in February 2007. Mr. Zeidman served as a Managing Director of the law firm Greenberg Traurig, LLP from July 2003 to December 2008. Mr. Zeidman has served as CEO, Interim CEO and Chairman of the Board of a variety of companies, including several in the oil and gas sector. In March 2013, Mr. Zeidman was appointed to the Board of Straight Path Communications Inc. Mr. Zeidman is the Chairman Emeritus of the United States Holocaust Memorial Council. He was appointed to that position by former President George W. Bush in March 2002 and served from 2002-2010. He is also Chairman Emeritus of the University of Texas Health Science System Houston and is on the Board of Trustees of the Texas Heart Institute (where he currently serves as Interim Chief Financial Officer). He currently serves on the Board of Directors and Executive Committee of the University of Saint Thomas and chairs its Development Committee and Houston Community College. Mr. Zeidman received his Bachelor of Science from Washington University and a Masters of Business Administration from New York University.

The Board’s Nomination Committee believes that Mr. Zeidman’s extensive experience as an executive in senior management positions, including with oil and gas exploration, oil services and related companies, together with his legal and board experience, add significant value to the Company and its Board of Directors in assessing challenges and in addressing organizational and development issues facing the Company.

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

Ruben Alba received his B.S. in Chemical Engineering from New Mexico State University and has been active in the oil & gas industry since 1997. Mr. Alba spent the majority of his career with Halliburton Energy Services and Superior Well Services, overseeing regional technical staff and operations. In this capacity, Mr. Alba introduced a number of new and novel technologies involving new fluid chemistry to the industry, as well as completion processes to reservoirs requiring cutting edge technology, where he holds three US Patents. Mr. Alba was appointed Executive Vice President Unconventional, effective July 3, 2013.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, with respect to the fiscal year ended April 30, 2015, all officers, directors and beneficial owners of more than 10% of our common stock have filed their initial statements of ownership on Form 3 on a timely basis, and the officers, directors and beneficial owners of more than 10% of our common stock have also filed the required Forms 4 or 5 on a timely basis.

Code of Ethics

Our current Code of Ethics became effective July 3, 2013. A copy of our Code of Ethics an exhibit to our Transition Report on Form 10-K, filed on August 28, 2013. The Code of Ethics applies to all officers, directors, and employees of the Company.

Board of Directors Meetings and Committees

The Board held five meetings during the fiscal year ended April 30, 2015. Each Director attended, either in person or telephonically, at least 75% of the aggregate Board of Directors meetings and meetings of committees on which he served during his tenure as a director or committee member.

Audit Committee

Our Audit Committee currently consists of two directors, Glenn Pollack, and Fred Zeidman, each of whom are “independent” as independence is currently defined in applicable SEC rules and the NYSE Company Guide. The Board has determined that Glenn Pollack qualifies as an “Audit Committee financial expert,” as defined in applicable SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. The Board made a qualitative assessment of Mr. Pollack’s level of knowledge and experience based on a number of factors, including his formal education and experience. The Audit Committee held one meeting during the fiscal year ended April 30, 2015.

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

Compensation Committee

Our Compensation Committee is currently comprised of two directors, Glenn Pollack and Fred Zeidman, each of whom is independent as independence is currently defined in applicable SEC rules and the NYSE Company Guide. The Compensation Committee held two meeting during the year ended April 30, 2015.

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

Board Nominations

In lieu of a formal Board Nomination Committee, Board nomination decisions are made by the independent directors of the Board. The independent directors prepare a list of candidates to fill the expiring terms of directors serving on our Board, which they then submit to the Board who determines which candidates will be nominated to serve on the Board. The names of nominees are then submitted for election at our Annual Meeting of Stockholders. The independent directors also submit to the entire Board a list of nominees to fill any interim vacancies on the Board resulting from the departure of a member of the Board for any reason prior to the expiration of his term. In recommending nominees, the independent directors are to consider various criteria, including general business experience, general financial experience, knowledge of the Company’s industry (including past industry experience), education, and demonstrated character and judgment. The independent directors will also consider director nominees recommended by a stockholder if the stockholder mails timely notice to the Secretary of the Company at its principal offices. Any person nominated by a stockholder for election to the Board will be evaluated based on the same criteria as all other nominees.

Indemnification of Officers and Directors

As permitted by the Delaware General Corporation Law, the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation paid to the Company’s Chief Executive Officer, and the Company’s two most highly compensated executive officers other than its Chief Executive Officer, who were serving as executive officers as of April 30, 2015 and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”).

Name and Principal Position	Year Ended April 30	Salary $	Bonus $	Stock awards $	Option awards $ (1)	Nonequity Incentive plan compensation $	Nonqualified Deferred compensation Earnings $	All other compensation $	Total $
Scot Cohen, Executive Chairman	2015	120,000	--	--	401,245	--	--	--	521,245
	2014	120,000	--	--	576,035	--	--	--	696,035
Ruben Alba, EVP	2015	96,000	--	--	115,168	--	--	--	211,168
	2014	120,000	--	--	165,337	--	--	--	285,337
Daniel Smith, EVP	2015	120,000	--	--	115,168	--	--	--	235,168
	2014	130,000	--	--	165,337	--	--	--	295,337
David Briones, CFO	2015	94,000	--	--	1,022	--	--	--	95,022
	2014	94,000	--	--	7,742	--	--	--	101,742

(1)	“Options” includes all options granted by us as compensation for employment services or office.

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

In 2013, the Company entered into an Employment Agreement with Scot Cohen, the Company’s Executive Chairman (the “Employment Agreement”). Under the terms of the Employment Agreement, Mr. Cohen will be entitled to all earned but unpaid salary, expense reimbursements, bonuses (if applicable), and any vested benefits, upon termination of the Employment Agreement by the Company for cause, by Mr. Cohen without good reason, or upon the Employment Agreement’s expiration date in the event Mr. Cohen does not choose to renew his contract. In the event Mr. Cohen’s employment is terminated by the Company without cause, upon a change in control of the company, or by Mr. Cohen for good reason, he shall be entitled to any accrued obligations (detailed in the preceding sentence), severance in a single lump sum installment in an amount equal to twice the sum of the base salary in effect on the termination date plus two times the maximum annual bonus for which Mr. Cohen was eligible in the fiscal year in which the termination date occurred, a pro-rata portion of Mr. Cohen’s annual bonus for the fiscal year in which the termination occurred, and a full vesting in the initial grant and in any and all previously granted outstanding equity-based incentive awards subject to time-based vesting criteria.

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

On November 22, 2013, the Company entered into an employment agreement with Ruben Alba, who was appointed Executive Vice President, Unconventional of the Company on July 7, 2013. Under the terms of this agreement, Mr. Alba will receive an annual base salary of $120,000. During the year ended April 30, 2105, the agreement with Mr. Alba was amended so that he would receive an annual salary of $96,000. Mr. Alba was also granted 12,500,000 stock options of the Company pursuant to the Plan, to vest in five equal installments. The first installment vested immediately upon granting. The final four installments will vest on the anniversaries of the initial grant date, subject to Mr. Alba’s continued employment with the Company.

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

Outstanding Equity Awards at April 30, 2015

The Plan was adopted to promote the success and enhance the value of the Corporation by continuing to link the personal interest of participants to those of its Shareholders and by providing participants with an incentive for outstanding performance. The Plan is administered by the Board, and all employees of the Corporation and its subsidiaries, as determined by the Board, and all members of the Board are eligible to participate. An aggregate of 120,000,000 Common Shares are authorized for issuance pursuant to the Plan.

The Plan was approved at a special meeting of the shareholders on September 7, 2012, and an amendment to the plan was approved at the Company’s annual meeting of shareholders on April 16, 2014. The following table outlines awards issued to the Company’s Named Executive Officers and Directors pursuant to the Plan as of April 30, 2015.

Plan Category	Number of securities underlying unexercised options	Option Exercise Price	Option Expiration Date	Number of securities underlying unvested options	Weighted-average exercise price of outstanding options, warrants, and rights
Scot Cohen	41,666,667	0.059	11/20/23	33,333,334	0.059
Ruben Alba	12,500,000	0.059	11/22/23	10,000,000	0.059
Daniel Smith	12,500,000	0.059	11/27/23	10,000,000	0.059
Gary Williky	6,250,000	0.059	11/22/23	5,000,000	0.059

David Briones	750,000	0.059	11/26/14	500,000	0.059
Glenn Pollack	847,458	0.059	11/20/20	--	0.059
John Wallace	847,458	0.059	11/20/20	--	0.059
Fred Zeidman	847,458	0.059	11/20/20	--	0.059
Total	76,209,041			58,833,334

Securities Authorized for Issuance Under Equity Compensation Plans.

As of the fiscal year ended April 30, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected at left)
Equity compensation plans approved by security holders	108,188,281	$0.06	11,811,719

Director Compensation for the Year Ended April 30, 2015

The Company has no formal arrangement pursuant to which directors are compensated for their services in their capacity as directors, except for the granting from time to time of incentive stock options. During the year ended April 30, 2015, no compensation was paid to any of the Company’s directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of June 1, 2015 for each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Set forth below is information regarding the shares of the Company’s common stock which are owned on June 1, 2015 or which the person has the right to acquire within 60 days of June 1, 2015 for each director, executive officer, all directors and executive officers as a group, and each person who is the beneficial owner of more than five percent of the outstanding shares of the Company’s Common Stock.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned		Stock Options Exercisable within 60 days	Percentage of Shares Beneficially Owned (3)	Position
Scot Cohen	187,896,925	(2)	8,333,333	24.68%	Executive Chairman
David Briones	0		625,000	0.08%	Chief Financial Officer
Ruben Alba	0		2,500,000	0.3%	Executive Vice President, Unconventional
Daniel Smith	1,436,280		2,500,000	0.48%	Executive Vice President, Operations
Glenn C. Pollack	3,341,644		847,457	0.51%	Director
John Wallace	0		847,457	0.10%	Director
Fred Zeidman	0		847,457	0.10%	Director
All Directors and Officers as a Group (7 persons)	209,175,553	(3)	16,500,704	26.10%

Petrol Lakes Holding Limited (4)	81,250,000			9.93%	5% owner
Iroquois Capital Opportunity Fund, L.P. (5)	61,086,005			6.72%	5% owner
Aaron Wolfson (6)	53,207,137	(7)		6.5%	5% owner

(1)	Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address of the Company.
(2)
The beneficial owner is a Managing Member of (i) Iroquois Opportunity Management, LLC, which controls Iroquois Capital Opportunity Fund, L.P, (ii) Structure Oil Corp., and (iii) Mega Partners 1 LLC. In addition, he serves as a Director of the Scot Jason Cohen Foundation. By virtue of these positions, he may be deemed, pursuant to Rule 13d-3 promulgated under the Exchange Act, to beneficially own all common stock directly owned by such entities.

(3)	Includes stock options exercisable within 60 days of June 1, 2015.
(4)	The principal business address of the beneficial owner is Unit D, 12/F, Seabright Plaza, 9-23 Shell Street, North Point, Hong Kong.
(5)	The principal business address of the beneficial owner is 205 East 42nd Street, New York, New York, 10017.
(6)	The principal business address of the beneficial owner is 1 State Street Plaza, Floor 29, New York, New York, 10004.
(7)
The beneficial owner is a Partner of South Ferry Building Company L.P. (“South Ferry”). By virtue of this relationship, he may be deemed, pursuant to Rule 13d-3 promulgated under the Exchange Act, to beneficially own the Company’s common stock held by South Ferry; however, full voting and dispositive power over the shares of the Company held by South Ferry has been delegated to the portfolio manager.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is Marcum LLP. Set forth below are the aggregate fees we were billed or expected to be billed by Marcum LLP for professional services rendered for the years ended April 30, 2015 and 2014.

Audit Fees

During the fiscal years ended April 30, 2015 and 2014, the fees for Marcum LLP were approximately $112,000 and $273,000, respectively.

Tax Fees

During the fiscal years ended April 30, 2015 and 2014, the fees paid to Marcum LLP for tax compliance, tax advice and tax planning were approximately $110,500 and $52,800, respectively.

All Other Fees

During the fiscal years ended April 30, 2015 and April 30, 2014 there were no fees billed for products and services provided by the principal accountants other than those set forth above.

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

(b) Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1 (1)	Certificate of Incorporation of the Company
3.2 (1)	Bylaws of the Company
5.1	Opinion of the Disclosure Law Group (to be filed by amendment).
10.1 (2)
Securities Purchase Agreement of Petro River Oil LLC, dated as of April 23, 2013, by and among Petro River Oil Corp., Petro River Oil, LLC, the holders of outstanding secured promissory notes of Petro River Oil, LLC, the members of Petro River Oil, LLC and Mega Partners 1 LLC

10.2 (8)	Amended and Restated 2012 Equity Compensation Plan
10.3 (7)	Assignment and Assumption Agreement, dated as of May 30, 2014, by and between Bandolier Energy, LLC and PO1, LLC
10.4 (7)	Agreement, dated as of May 30, 2014, by and between Petro River Oil Corp. and Pearsonia West Investment Group, LLC
10.5 (2)	Employment Agreement, by and between Petro River Oil Corp. and Scot Cohen, dated April 23, 2013
10.6 (4)	Amendment No. 1 to the Employment Agreement, by and between Petro River Oil Corp. and Scot Cohen, dated November 20, 2013
10.7 (5)	Employment Agreement, by and between Petro River Oil Corp. and Ruben Alba, dated November 22, 2013
10.8 (5)	Employment Agreement, by and between Petro River Oil Corp. and Gary Wilkey, dated November 22, 2013
10.9 (5)	Employment Agreement, by and between Petro River Oil Corp. and Luis Vierma, dated November 22, 2013
10.10 (5)	Employment Agreement, by and between Petro River Oil Corp. and Daniel Smith, dated November 22, 2013
10.11 (2)	Form of Securities Purchase Agreement, dated April 23, 2013
10.12 (6)	Securities Purchase Agreement, by an between Petro River Oil Corp. and Petrol Lakes Holding Limited, dated December 12, 2013
10.13 (7)	Form of Bandolier Energy LLC Subscription Agreement, dated May 30, 2014
10.14 (7)	Securities Purchase Agreement, by and between Spyglass Energy Group, LLC, Nadel and Gussman, LLC, Charles W. Wickstrom, Shane E. Matson and Bandolier Energy, LLC, dated January 1, 2014
10.15 (7)	Assignment and Assumption Agreement, by an between Bandolier Energy, LLC and PO1, LLC, dated May 30, 2014
10.16 (7)	Agreement, by and between Petro River Oil Corp. and Pearsonia West Investment Group, LLC, dated May 30, 2014
10.17 (9)	Asset Purchase Agreement by and among Petro River Oil Corp, Petro Spring I, LLC, Havelide GTL LLC and certain shareholders, dated February 18, 2015.
10.18 (9)	Employment Agreement by and between the Company and Stephen Boyd, dated February 18, 2015
10.19 (9)	Form of Warrant
10.20 (10)	Asset Purchase Agreement by and among Petro River Oil Corp, Petro Spring II, LLC, Coalthane Tech LLC and certain shareholders, dated February 27, 2015.
14.1 (3)	Code of Business Conduct and Ethics
21.1 (2)	Subsidiaries
24.1*	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached hereto
(1)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 13, 2012.
(2)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on April 29, 2013.
(3)	Incorporated by reference to our Transition Report on Form 10-K filed with the Securities and Exchange Commission on August 28, 2013.
(4)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on November 22, 2013.
(5)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on November 27, 2013.
(6)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on December 16, 2013.
(7)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 5, 2014.
(8)	Incorporated by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 13, 2014.
(9)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 23, 2015.
(10)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on March 5, 2015.

PART I – FINANCIAL INFORMATION
PETRO RIVER OIL CORP.
FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Petro River Oil Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Petro River Oil Corp. and Subsidiaries (the “Company”) as of April 30, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petro River Oil Corp. and Subsidiaries, as of April 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, at April 30, 2015, the Company has incurred significant losses from its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of uncertainty.

/s/ Marcum LLP

New York, New York
August 13, 2015

Petro River Oil Corp. and Subsidiaries
Consolidated Balance Sheets

	As of
	April 30, 2015	April 30, 2014
Assets
Current Assets:
Cash and cash equivalents	$1,010,543	$8,352,949
Certificate of deposit - restricted	125,000	-
Accounts receivable	42,688	51,979
Prepaid expenses and other current assets	52,771	40,297
Total Current Assets	1,231,002	8,445,225

Oil and gas assets, net	15,757,011	8,941,592
Property, plant and equipment, net of accumulated depreciation of $313,508 and $302,275	60,953	930
Intangible assets, net	2,203,393	-
Other assets	27,922	6,000
Total Other Assets	18,049,279	8,948,522
Total Assets	$19,280,281	$17,393,747

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$252,227	$480,637
Asset retirement obligations, current portion	541,959	481,658
Total Current Liabilities	794,186	962,295

Long-term liabilities:
Asset retirement obligations, net of current portion	376,471	336,352
Total Liabilities	1,170,657	1,298,647

Commitments and contingencies

Stockholders’ Equity:
Preferred Shares - 5,000,000 authorized; 0 issued and outstanding, par value $0.00001 per share	-	-
Preferred B shares - 29,500 authorized; 0 issued and outstanding, with a $100 stated value, par value $0.00001 per share	-	-
Common shares - 2,250,000,000 authorized; par value $0.00001 per share; Issued and outstanding; 851,909,079 and 818,567,746	8,519	8,186
Additional paid-in capital	31,106,815	27,748,045
Accumulated deficit	(16,650,486)	(11,661,131)
Total Stockholders’ Equity attributable to Petro River Oil Corp.	14,464,848	16,095,100
Non-controlling interests	3,644,776	-
Total Stockholders’ Equity	18,109,624	16,095,100
Total Liabilities and Stockholders’ Equity	$19,280,281	$17,393,747

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended	For the Year Ended
	April 30, 2015	April 30, 2014
Operations
Revenues
Oil and natural gas sales	$2,127,576	$372,179
Total Revenues	2,127,576	372,179

Operating Expenses
Operating	1,847,688	286,507
General and administrative	4,606,377	4,195,437
Depreciation, depletion and accretion	750,360	153,108
Amortization of intangible assets	20,293	-
Impairment of oil and gas assets	1,246,975	4,713,973
Gain on settlement of liability	-	(20,069)
Total Expenses	8,471,693	9,328,956

Operating loss	(6,344,117)	(8,956,777)

Other income (expenses)
Interest (expense) income, net	(462)	3,248

Net loss	$(6,344,579)	$(8,953,529)

Net loss attributable to non-controlling interest	(1,355,224)	-

Net loss attributable to Petro River Oil Corp. and Subsidiaries	$(4,989,355)	$(8,953,529)

Net Loss per Common Share
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	824,229,846	768,257,883

The accompanying notes are an integral part of these consolidated financial statements.

 Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
 For the Years Ended April 30, 2015 and 2014

	Common Shares	Common Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity
Balance at May 1, 2013	737,117,746	$7,371	$20,317,094	$(2,707,602)	-	$17,616,863
Shares issued for settlement	200,000	2	79,998	-		80,000
Issuance of stock and warrants for cash	81,250,000	813	6,499,187	-		6,500,000
Stock issue costs	-	-	(650,000)	-		(650,000)
Stock-based compensation	-	-	1,501,766	-		1,501,766
Net loss	-	-	-	(8,953,529)	-	(8,953,529)
Balance at April 30, 2014	818,567,746	8,186	27,748,045	(11,661,131)	-	16,095,100
Issuance of stock and warrants for acquisition of assets	33,333,333	333	2,223,353	-		2,223,686
Stock-based compensation			1,135,417			1,135,417
Non-controlling interest contribution					5,000,000	5,000,000
Net loss				(4,989,355)	(1,355,224)	(6,344,579)
Balance at April 30, 2015	851,901,079	$8,519	$31,106,815	(16,650,486)	3,644,776	$18,109,624

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended
	April 30, 2015	April 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,344,579)	$(8,953,529)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	1,135,417	1,501,766
Depreciation, depletion and amortization	702,454	98,134
Amortization of intangible assets	20,293	-
Accretion of asset retirement obligation	47,906	54,974
Impairment of oil and gas assets	1,246,975	4,713,973
Gain on settlement of liability	-	(20,069)
Changes in operating assets and liabilities:
Accounts receivable	9,291	(20,585)
Prepaid expenses and other assets	(12,474)	18,093
Other assets	(21,922)	24,500
Accounts payable and accrued expenses	(228,410)	(290,388)
Net Cash Used in Operating Activities	(3,445,049)	(2,873,131)

Cash Flows From Investing Activities:
Capitalized expenditures on oil and gas assets	(8,701,100)	(327,002)
Purchase of equipment	(39,757)	-
Purchase of certificate of deposit	(125,000)	-
Net Cash Used in Investing Activities	(8,865,857)	(327,002)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock and warrants	-	6,500,000
Stock issuance costs	-	(650,000)
Payments of note payable	(31,500)	-
Cash received from non-controlling interest contribution	5,000,000	-
Net Cash Provided by Financing Activities	4,968,500	5,850,000

Change in cash and cash equivalents	(7,342,406)	2,649,867

Cash and cash equivalents, beginning of period	8,352,949	5,703,082
Cash and cash equivalents, end of period	$1,010,543	$8,352,949

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest paid	$308	$-

Non-cash investing and financing activities:
Conversion of accrued settlement liability into common stock	$-	$80,000
Assumption of asset retirement obligation	$52,514	$-
Acquisition of intangible assets for common stock and warrants	$2,223,686	$-
Issuance of note payable for purchase of fixed assets	$31,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

PETRO RIVER OIL CORP.
Notes to the Consolidated Financial Statements
For the years ended April 30, 2015 and 2014

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

Recent Developments

Change in Personia West Concession.  On July 31, 2015, the Company received formal notice from the Osage Mineral Council that the new concession terms for the Pearsonia West Concession (“Pearsonia West”) are effective and formalized. Pearsonia West is a 106,500 contiguous acre position in Osage County, Oklahoma which the Company owns a controlling interest in through its investment in Bandolier Energy LLC, whole owner of the concession.

The new terms allow for vertical drilling obligations to hold the concession which previously had horizontal drilling obligations.  This provides a significant cost savings to the Company and preserves potential control of its core asset until 2018, assuming the negotiated obligations are met. Previously, the concession required 11 horizontal wells to be drilled by the end of 2015 with the concession terminating in the event these wells were not drilled.  The estimated cost of this obligation was approximately $22.1 million.

Pursuant to the new terms, assuming completion costs of $300,000 per vertical well, the drilling obligations only require capital expenditures of: $1.8 million in 2016, $2.7 million in 2017, and $3.6 million in 2018, collectively $8.1 million to hold the entire concession.  This represents a cost savings to the Company of approximately $14.0 million while gaining an extra three years of potential control.

The Company is currently exploring multiple options for development for the Pearsonia Concession including entertaining inquiries from industry and joint venture partners.

Termination of Renzhi MOU.  On July 9, 2014 the Company and Sichuan Renzhi Oilfield Technology Services Co. Ltd., a corporation incorporated under the laws of The People’s Republic of China and traded on the Shenzhen Stock Exchange (“Renzhi”) entered into a memorandum of understanding (“MOU”) for the sale of one of the Company’s wholly owned subsidiaries to Renzhi and the joint development by the Company and Renzhi of oil and gas technology and properties (collectively, the “Transactions”). As of June 30, 2015, the Company has ceased all discussions and negotiations with Renzhi, including discussions regarding the completion of the Transactions contemplated by the MOU.

Approval of Reverse Stock Split.   At its 2015 annual meeting of stockholders held on July 8, 2015, stockholders approved resolution to authorize the Company’s Board of Directors, in its sole and absolute discretion, without further action of the stockholders, to amend our Certificate of Incorporation to (i) implement a reverse stock split of our common stock at a ratio of not less than 1-for-2, and not greater than 1-for-250, within one year from the date of the annual meeting, with the exact ratio to be determined by the Board of Directors (the “Reverse Split”); and (ii) immediately following the Reverse Split, increase the total number of authorized shares of our Common Stock to 100.0 million. As of August 13, the Company has not formally applied for the reverse stock split.

Asset Acquisitions:

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

The Company computed the economic benefit of the above warrant grant as of February 27, 2015 utilizing a Black-Scholes option-pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.039; Exercise price of $0.25; expected volatility of 176%; and a discount rate of 1.50%. The grant date fair value was $923,685.

The Company recorded the Havelide assets based on the fair value of the common stock and warrants $1,443,685 and allocated the purchase price to the intangible assets purchased.

Acquisition of Coalthane Assets.  On February 18, 2015, Petro Spring II, LLC (“Petro Spring II”), a Delaware limited liability company wholly owned by Petro Spring, entered into a definitive asset purchase agreement (“Coalthane Purchase Agreement”) to purchase substantially all of the assets of Coalthane Tech LLC (“Coalthane”), consisting of certain patents and other intellectual property, trade secrets, and assets developed and owned by Coalthane to reduce the methane from coal mines and other wells (the “Coalthane Assets”).  The purchase of the Coalthane Assets was consummated on February 27, 2015.  Under the terms of the Coalthane Purchase Agreement, in consideration for the Coalthane Assets, the Company issued to Coalthane 20,000,000 shares of common stock of the Company. The shares of the Company's common stock were valued at approximately $780,000 based on the closing price of the Company's common stock on February 27, 2015. The Company recorded the Coalthane Assets basedon the the fair value of the common stock $780,000 and allocated the purchase price to the intangible assets purchased.

The following table summarizes the consideration of the asset purchases and the allocation of the purchase prices:

Purchase consideration:
Net cash provided	$-
Fair value of common stock and warrants issued	2,223,686
Total Purchase Consideration	$2,223,686

Purchase price allocation:
Patent rights	$2,223,686

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

Subsequent to the initial capitalization of Bandolier, Bandolier acquired for $8,712,893, less a $407,161 claw back, all of the issued and outstanding equity of Spyglass Energy Group, LLC (“Spyglass”), the owner of oil and gas leases, leaseholds, lands, and options and concessions thereto located in Osage County, Oklahoma. Spyglass controls a significant contiguous oil and gas acreage position in Northeastern Oklahoma, consisting of approximately 106,000 acres, with substantial original oil in place, stacked reservoirs, as well as exploratory and development opportunities that can be accessed through both horizontal and vertical drilling. Significant infrastructure is already in place including 32 square miles of 3D seismic, 3 phase power, a dedicated sub-station as well as multiple oil producing horizontal wells. No additional contingencies were assumed.

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

The Company consolidated Bandolier as of May 30, 2014, and the results of operations of the Company include that of Bandolier from June 1, 2014 through April 30, 2015.  The Company recognized net revenues attributable to Bandolier of $2,047,401 and recognized a loss of $2,710,448 during the period June 1, 2014 through April 30, 2015.

The following table summarizes fair values of the net liabilities assumed and the allocation of the aggregate fair value of the purchase consideration, and non-controlling interest and net liabilities to assumed identifiable and unidentifiable intangible assets. The fair value allocation is based on management’s estimates utilizing potential production and future cash flows:

Purchase consideration:
Cash paid	$8,329,759
Liabilities assumed	52,514
Total Purchase Consideration	$8,382,273

Purchase price allocation:
Oil and gas assets – proved developed	$2,460,632
Oil and gas assets – proved undeveloped	$5,921,641
Asset retirement obligations	$(52,514)

The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company as though the acquisition had occurred as of May 1, 2013. The pro forma amounts presented are not necessarily indicative of either the actual operation results had the acquisition transaction occurred as of May 1, 2013.

	For the Year Ended
	April 30, 2015	April 30, 2014
Revenues	$2,494,392	$7,597,640
Net loss	$(4,849,864)	$(4,956,917)
Loss per share of common share - Basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares Outstanding - Basic and diluted	851,901,079	768,257,883

At April 30, 2015 the non–controlling interest in Bandolier was as follows:

Non–controlling interest at April 30, 2014	$-
Acquisition of non–controlling interest in Bandolier	5,000,000
Non–controlling share of net loss	(1,355,224)
Non–controlling interest at April 30, 2015	$3,644,776

As of April 30, 2015, the Company performed a ceiling test on the Oklahoma oil and gas assets.  As a result, the Company recognized an impairment charge of $1,246,975 on the Oklahoma oil and gas assets.

2.	Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of April 30, 2015, the Company had an accumulated deficit of $16,650,486.  The Company has incurred significant losses since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At April 30, 2015, the Company had working capital of approximately $0.4 million.  As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. In addition, the Company has a limited operating history prior to acquisition of Bandolier.  At April 30, 2015, the Company had cash and cash equivalents of approximately $1.0 million.  The Company’s primary source of operating funds since inception has been equity financings.

Management is currently in the process of evaluating all paths for the company at this point amid a difficult oil price environment.  This includes curtailing oil and gas operations and increasing focus on our technology initiates.  Obtaining funding in this environment for exploration and production assets is challenging though we continue to work hard to meet our capital needs.  We are exploring farm in and joint venture opportunities for our oil and gas assets as well as exit opportunities through an outright sale.

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

3.	Basis of Preparation

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

These consolidated financial statements include the below subsidiaries:

Petro River Oil LLC, Petro Spring, LLC, PO1, LLC and MegaWest Energy USA Corp. and its wholly owned subsidiaries:

MegaWest Energy Texas Corp.
MegaWest Energy Kentucky Corp.
MegaWest Energy Missouri Corp.
MegaWest Energy Kansas Corp.
MegaWest Energy Montana Corp.

Also contained in the consolidated financial statements is the financial information of the Company’s 50% owned subsidiary, Bandolier Energy LLC.

4.	Significant Accounting Policies

(a)	Use of Estimates:

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include volumes of oil and natural gas reserves, abandonment obligations, impairment of oil and natural gas properties, depreciation and accretion, income taxes, fair value of financial instruments, and contingencies.

Oil and gas proven reserve estimates, which are the basis for unit-of-production depletion and the full cost ceiling test, have a number of inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in prices of crude oil and gas. Such prices have been volatile in the past and can be expected to be volatile in the future. As of April 30, 2015, the Company had proven reserves in Oklahoma in relation to the Bandolier transaction.

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

Oil and Gas Properties: The Company uses the full-cost method of accounting for its exploration and development activities. Under this method of accounting, the costs of both successful and unsuccessful exploration and development activities are capitalized as oil and gas property and equipment. Proceeds from the sale or disposition of oil and gas properties are accounted for as a reduction to capitalized costs unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country, in which case a gain or loss would be recognized in the consolidated statements of operations. All of the Company’s oil and gas properties are located within the continental United States, its sole cost center.

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

The Company accounts for its unproven long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. As of April 30, 2014, management engaged a third party to perform an independent study of the oil and gas assets. Management concluded that the Montana assets were impaired by $75,000 and the Kansas assets were impaired by $4,638,973. The Company recorded $4,713,973 impairment to the consolidated statement of operations for the year ended April 30, 2014.  No further impairment was recognized on these assets during the year ended April 30, 2015.

Proved Oil and Gas Reserves: In accordance with Rule 4-10 of SEC Regulation S-X, proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. All of the Company’s oil and gas properties with proven reserves were impaired to the salvage value prior to the Bandolier transaction. The price used to establish economic producibility is the average price during the 12-month period preceding the end of the entity’s fiscal year and calculated as the un-weighted arithmetic average of the first-day-of-the-month price for each month within such 12-month period. Upon completion of the Bandolier transaction, the Company acquired $2,460,632 in proved developed oil and gas assets and $5,921,641 in proven undeveloped oil and gas assets.  As of April 30, 2015, management performed a ceiling test on the Oklahoma assets acquired in the Bandolier transaction.  As a result, the Company recognized an impairment charge of $1,246,975 on the Oklahoma oil and gas assets.

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

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers which require significant judgment, as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expenses. There have been no material changes in the methodology used by the Company in calculating depletion, depreciation and amortization of oil and gas properties under the full cost method during the years ended April 30, 2015 and 2014.

(d)	Intangible Assets :

Intangible assets consist of patent rights. Applicable long–lived assets are amortized or depreciated over the shorter of their estimated useful lives, the estimated period that the assets will generate revenue, or the statutory or contractual term in the case of patents. Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based upon management’s judgment. Patent rights are amortized on the straight-line method over their useful lives of 15 years.

(e)	Impairment of Long-Lived Assets :

The Company assesses the recoverability of its long-lived assets when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company compares the carrying value of the asset to its estimated undiscounted future cash flows.  If an asset’s carrying value exceeds such estimated cash flows (undiscounted and with interest charges), the Company records an impairment charge for the difference.

(f)	Asset Retirement Obligations:

The Company recognizes a liability for the estimated fair value of site restoration and abandonment costs when the obligations are legally incurred and the fair value can be reasonably estimated. The fair value of the obligations is based on the estimated cash flow required to settle the obligations discounted using the Company’s credit adjusted risk-free interest rate. The obligation is recorded as a liability with a corresponding increase in the carrying amount of the oil and gas assets. The capitalized amount will be depleted on a unit-of-production method. The liability is increased each period, or accretes, due to the passage of time and a corresponding amount is recorded in the consolidated statements of operations.

 Revisions to the estimated fair value would result in an adjustment to the liability and the capitalized amount in oil and gas assets.

(g)	Oil and Gas Revenue:

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

(h)	Stock-based Compensation:

Generally, all forms of stock-based compensation, including stock option grants, warrants, and restricted stock grants are measured at their fair value utilizing an option pricing model on the award’s grant date, based on the estimated number of awards that are ultimately expected to vest.

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718“Share–based payments". Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

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

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the years ended April 30, 2015 and 2014, as presented in these financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at April 30, 2015 and 2014:

As at	April 30, 2015	April 30, 2014
Stock Options	108,188,281	88,038,281
Stock Purchase Warrants	67,291,667	40,625,000
	175,479,948	128,663,281

(j)	Fair Value of Financial Instruments:

All financial instruments, including cash and cash equivalents, accounts receivable and accounts payable and accrued expenses are recognized on the consolidated balance sheet initially at carrying value. The carrying value of these assets approximates their fair value due to their short-term maturities.

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

(k)	Subsequent Events:

The Company evaluates subsequent events through the date the consolidated financial statements are issued.

(l)	Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–09, Revenue from Contracts with Customers. Amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry–specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605–35, Revenue Recognition—Construction–Type and Production–Type Contracts, and create new Subtopic 340–40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2011–230—Revenue Recognition (Topic 605) and Proposed Accounting Standards Update 2011–250—Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted. Accounting Standards Update 2014–09. The amendments in this Update are effective for the Company for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014–09 on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update 2014–12, Compensation – Stock Compensation (Topic 718), which clarifies accounting for share–based payments for which the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The updated guidance clarifies that such a term should be treated as a performance condition that affects vesting. As such, the performance target should not be reflected in estimating the grant–date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The guidance will be effective for the annual periods (and interim periods therein) ending after December 15, 2015. Early application is permitted. The Company is currently evaluating the effects of ASU 2014–12 on the consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–15, Presentation of Financial Statements – Going Concern.  The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued.  This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013–300—Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The Company is currently evaluating the effects of ASU 2014–15 on the consolidated financial statements.

In November 2014, the FASB issued Accounting Standards Update No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the effects of ASU 2014–16 on the consolidated financial statements.

In November 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-17 Business Combinations (Topic 805), Pushdown Accounting. The amendment provides that acquired entities have the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of an acquired entity. The acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period and would be treated as a change in accounting principle. Additional disclosures are required to enable the users of the financial statements to evaluate the effect of pushdown accounting. The Company is currently evaluating the effects of ASU 2014–17 on the consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

5.	Restricted Cash

Restricted cash as of April 30, 2015 consists of a certificate of deposit with one of the Company’s financial institutions. The certificate of deposit, which was extended until December 31, 2015, was purchased pursuant to a cooperative agreement with a regional utility provider in Oklahoma.

6.	Oil and Gas Assets

The following table summarizes the oil and gas assets by project:

Cost	Oklahoma	Kansas	Missouri	Montana	Other	Total
Balance May 1, 2013	$-	$12,329,098	$918,991	$75,000	$100,000	$13,423,089
Additions	-	327,002	-	-	-	327,002
Depreciation, depletion and amortization	-	(94,526)	-		-	(94,526)
Impairment of oil and gas assets		(4,638,973)		(75,000)		(4,638,973)
Balance April 30, 2014	-	7,922,601	918,991	-	100,000	8,941,592
Additions	8,751,867	1,747	-	-	-	8,753,614
Depreciation, depletion and amortization	(569,892)	(121,328)	-	-	-	(691,220)
Impairment of oil and gas assets	(1,246,975)					(1,246,975)

Balance April 30, 2015	$6,935,000	$7,803,020	$918,991	$-	$100,000	$15,757,011

Oklahoma

On May 30, 2014, the Company, entered into a Subscription Agreement, pursuant to which the Company purchased a 50% interest in Bandolier. Bandolier’s oil and gas assets are located in in Osage County, Oklahoma and comprise a significant contiguous oil and gas acreage position in Northeastern Oklahoma, approximately 106,880 acres, with substantial original oil in place, stacked reservoirs, as well as exploratory and development opportunities that can be accessed through both horizontal and vertical drilling. Significant infrastructure is already in place including 32 square miles of 3D seismic, 3 phase power, a dedicated sub-station as well as multiple oil producing horizontal wells. As a result of this transaction, the Company capitalized $2,460,632 in proved developed oil and gas assets and $5,921,641 in proven undeveloped oil and gas assets. During the year ended April 30, 2015, Bandolier purchased additional oil and gas assets totaling $369,594.  As of April 30, 2015, the Company performed a ceiling test on the Oklahoma oil and gas assets.  As a result, the Company recognized an impairment charge of $1,246,975.

Kansas

Through proceeds received from the issuance of various promissory notes, on February 1, 2012 Petro purchased various interests in oil and gas leases, wells, records, data and related personal property located along the Mississippi Lime play in the state of Kansas from Metro, a Louisiana company and other interrelated entities through a court approved order as Metro was undergoing Chapter 11 Bankruptcy proceedings as a Debtor-In-Possession of these various oil and gas assets. Petro purchased these assets for cash considerations of $2.0 million as well as a 25% non-managing membership interest in the Company. During the year ended April 30, 2015, the Company engaged Energy Source Advisors to renew a number of the leases acquired in the Metro purchase and to lease additional acreage. As a result of the asset purchase from Metro and the completion of the additional lease renewals and additional acreage purchases, the Company obtained a total of 115,000 gross (85,000 net acres) of leases, having unproven reserves at the time of acquisition, in the Mississippi Lime play in Southeast Kansas for total cost of $12.2 million. The Company also acquired over 60 square miles of proprietary 3D seismic data over prospective Mississippi Lime acreage in the same area. During the year ended April 30, 2014, management engaged an independent third party to test the Kansas assets for impairment. Throughout the year, management was not aware of any impairment indicators, but during the annual impairment test, the third party specialist concluded that the Kansas assets were impaired by $4,638,973, principally due to comparable acreage values. No further impairment was recorded on these assets during the year ended April 30, 2015.

Missouri

At April 30, 2015, the Company’s Missouri lease holdings totaled 389 gross acres with 98.4% working interest on its Grassy Creek asset.  The Company no longer owns its Marmaton River asset.  Petro Rive has engaged a local operating partner to conduct small scale testing through their own funding source on this property and it is anticipated this partner will operate this asset going forward.

Historically, on separate pilot projects at Deerfield, the Company built two 500 barrel of oil per day steam drive production facilities (Marmaton River and Grassy Creek) comprised of 116 production wells, 39 steam injection wells and 14 service and observation wells. Throughout the Deerfield area, the Company has drilled 73 exploration/delineation wells with a 67% success rate.

As of April 30, 2015 and 2014, all Missouri assets were carried at salvage value, since the Company’s current business plans do not contemplate raising the necessary capital to develop these properties. The Company is in current discussions with third parties to use the acreage as a testing site for heavy oil solutions with contemplated profit sharing opportunities.

Other

Other property consists primarily of four used steam generators and related equipment that will be assigned to future projects. As of April 30, 2015, management concluded that impairment was not necessary as all other assets were carried at salvage value.

7.	Intangible Assets

The Company’s primary additional asset is Petro Spring, a wholly owned technology focused subsidiary of the Company. It was launched with an intentionally broad mandate to acquire and commercialize cutting edge technologies with the intent to capitalize on the significant technological experience of its leadership team and network of industry relationships within the energy sector.

The Company’s intangibles assets consisted of the following:

	Estimated useful life	April 30, 2015
Patent rights	15 years	$2,223,686
Less: Accumulated amortization		(20,293)
Intangible assets, net		$2,203,393

The Company recorded amortization expense of $20,293 and $0 for the years ended April 30, 2015 and 2014, respectively.

The following table outlines estimated future annual amortization expense for the next five years and thereafter:

April 30,
2016	$148,246
2017	148,246
2018	148,246
2019	148,246
2020	148,246
Thereafter	1,462,163
$2,203,393

8.	Asset Retirement Obligations

The total future asset retirement obligation was estimated based on the Company’s ownership interest in all wells and facilities, the estimated legal obligations required to retire, dismantle, abandon and reclaim the wells and facilities and the estimated timing of such payments. The Company estimated the present value of its asset retirement obligations at both April 30, 2015 and 2014, based on a future undiscounted liability of $1,143,857 and $1,087,292, respectively. These costs are expected to be incurred within one to 24 years. A credit-adjusted risk-free discount rate of 10% and an inflation rate of 2% were used to calculate the present value.

Changes to the asset retirement obligation were as follows:

	April 30, 2015	April 30, 2014
Balance, beginning of period	$818,010	$763,036
Additions	52,514	-
Accretion	47,906	54,974
	918,430	818,010
Less: Current portion for cash flows expected to be incurred within one year	(541,959)	(481,658)
Long-term portion, end of period	$376,471	$336,352

Expected timing of asset retirement obligations:

Year Ending April 30,
2016	541,959
2017	212,000
2018	-
2019	-
2020	-
Thereafter	389,898
1,143,857
Effect of discount	(225,427)
Total	$918,430

As of April 30, 2015 and 2014, the Company has $0 of reclamation deposits with authorities to secure certain abandonment liabilities.

9.	Related Party Transactions

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

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option-pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $2,006,227. For the years ended April 30, 2015 and 2014, the Company expensed $401,245 and $576,034, respectively, to general and administrative expenses.

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

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option-pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $575,839.  For the years ended April 30, 2015 and 2014, the Company expensed $115,168 and $165,337, respectively, to general and administrative expenses.

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

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $287,919. For the years ended April 30, 2015 and 2014, the Company expensed $57,584 and $82,668, respectively to general and administrative expenses.

d)
On November 25, 2013, the Company entered into an employment agreement with Luis Vierma. Under the terms of this agreement, Mr. Vierma will receive an annual base salary of $84,000. Mr. Vierma was also granted 6,250,000 stock options of the Company pursuant to the Plan, to vest in five equal installments. The first installment vested immediately upon granting. The final four installments will vest on the anniversaries of the initial grant date, subject to the following conditions: (i) the adoption by the Company of an amendment to the Plan, approved by a vote of the shareholders of the Company, to increase the number of shares permitted to be granted under the Plan, and to put in place a stock option grant limitation in accordance with §162(m) of the Internal Revenue Code of 1986, as amended; and (ii) Mr. Vierma’s continued employment with the Company. On May 27, 2015, the Company ended its relationship with Mr. Vierma due to a corporate restructuring.  As of May 27, 2015, Mr. Vierma was vested into 3,322,917 of the options.

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $287,919. For the years ended April 30, 2015 and 2014, the Company expensed $57,584 and $82,668, respectively, to general and administrative expenses.

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

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 65%; and a discount rate of 0.12%. The grant date fair value of the award was $8,764. For the years ended April 30, 2015 and 2014, the Company expensed $1,022 and $7,742 to general and administrative expenses.

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

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $575,839. For the years ended April 30, 2015 and 2014, the Company expensed $115,168 and $165,337, respectively, to general and administrative expenses.

g)
On February 18, 2015, in conjunction with the Havelide and Coalthane purchases, the Company entered into an employment agreement with Steven Boyd, the developer of the Havelide and Coalthane technologies. Under the terms of this agreement, Mr. Boyd will receive an annual base salary of $120,000.

Board of Director Grants

On November 20, 2013, the Company’s Board of Directors authorized the grants of 3,389,832 stock options to four members of the Board. The option grants have an exercise price equal to the closing price of shares of the Company’s common stock as of the date of the grant. All options granted vested immediately upon grant and have a maturity of ten years.

The Company computed the economic benefit of the grants as of the date of grant utilizing a Black-Scholes option-pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.059; exercise price of $0.059; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the awards was $147,442. For the years ended April 30, 2105 and 2014, the Company expensed $0 and $147,442, respectively, to general and administrative expenses.

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

10.	Stockholders’ Equity

As of April 30, 2015 and 2014, the Company had 5,000,000 shares of blank check preferred stock authorized with a par value of $0.00001 per share. None of the blank check preferred shares were issued or outstanding.

As of April 30, 2015 and 2014, the Company had 29,500 shares of preferred B shares authorized with a par value of $0.00001 per share. No preferred B shares are issued or outstanding.

As discussed in Note 1, the Company executed the Havelide Purchase Agreement and issued to Havelide 13,333,333 shares of common stock of the Company in consideration for the Havelide Assets. The shares of the Company's common stock were valued at approximately $520,000 based on the closing price of the Company's common stock on February 27, 2015.

As discussed in Note 1, the Company executed the Coalthane Purchase Agreement and issued to Coalthane 20,000,000 shares of common stock of the Company in consideration for the Coalthane Assets. The shares of the Company's common stock were valued at approximately $780,000 based on the closing price of the Company's common stock on February 27, 2015.

11.	Stock Options

As of April 30, 2015, the Company has one equity incentive plan. The number of shares reserved for issuance in aggregate under the plan is limited to 120 million shares. The exercise price, term and vesting schedule of stock options granted are set by the Board of Directors at the time of grant. Stock options granted under the plan may be exercised on a cashless basis, if such exercise is approved by the Board. In a cashless exercise, the employee receives a lesser amount of shares in lieu of paying the exercise price based on the quoted market price of the shares on the trading day immediately preceding the exercise date.

As of April 30, 2014, the Company had a total of 88,038,281 options outstanding and 24,204,947 exercisable with a weighted average exercise price of $0.06.

As of April 30, 2015, the Company had a total of 108,188,281 options outstanding and 31,648,280 exercisable with a weighted average exercise price of $0.06.

The following table summarizes information about the options outstanding and exercisable at April 30, 2015:

	Options	Weighted Average Exercise Prices

Outstanding – April 30, 2013	290,000		$0.50
Exercisable – April 30, 2013	290,000		$0.50
Granted	87,938,281		$0.06
Exercised	-		$-
Forfeited/Cancelled	(190,000)		$0.50
Outstanding April 30, 2014	88,038,281		$0.06
Granted	21,000,000		$0.53
Exercised	-		$-
Forfeited/Cancelled	(750,000)		$0.06
Outstanding April 30, 2015	108,188,281		$0.06
Exercisable – April 30, 2015	31,648,280	$

Outstanding - Aggregate Intrinsic Value			$-
Exercisable - Aggregate Intrinsic Value			$-

The following table summarizes information about the options outstanding and exercisable at April 30, 2015:

	Options Outstanding			Options Exercisable
Exercise Price	Options	Weighted Avg. Life Remaining	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
$0.22	465,116	0.01 years	$0.22	465,116	$0.22
$0.06	107,723,165	8.79 years	$0.06	31,183,164	$0.06
	108,188,281			31,648,280
Aggregate Intrinsic Value			$-		$-

During the years ended April 30, 2015 and 2014, the Company expensed an aggregate $1,135,417 and $1,501,766 to general and administrative expenses for stock based compensation pursuant to employment and consulting agreements.

As of April 30, 2015, no intrinsic value was attributable to stock-based compensation.

Other than the issuances disclosed in Note 8 and below, during the year ended April 30, 2015, the Company had no other stock based compensation expense.

As of April 30, 2015, the Company has $2,658,120 in unrecognized stock based compensation expense which will be amortized over a weighted average exercise period of 1.85 years.

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

The Company computed the economic benefit of the above grant as of the date of grant utilizing a Black-Scholes option-pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.057; Exercise price of $0.057; expected volatility of 174%; and a discount rate of 2.57%. The grant date fair value of the awards was $1,075,072. For the year ended April, 2015, the Company expensed $354,200 to general and administrative expenses as part of stock-based compensation.

On January 23, 2015, one consultant was granted 2,000,000 fair value options that vest over a six month period with 20 percent vesting immediately.  The option grants have an exercise price equal to the closing price of shares of the Company’s common stock as of the date of the grant and mature in ten years.

The Company computed the economic benefit of the above grant as of the date of grant utilizing a Black-Scholes option-pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.028; Exercise price of $0.028; expected volatility of 178%; and a discount rate of 1.81%. The grant date fair value of the award was $55,746. For the year ended April 30, 2015, the Company expensed $33,447, respectively, to general and administrative expenses as part of stock-based compensation.

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

Warrants:

As discussed in Note 1, under the terms of the Havelide Purchase Agreement, the Company issued to Havelide 13,333,333 shares of common stock of the Company and a warrant to purchase an additional 26,666,667 shares of common stock at an exercise price of $0.25 per share. The Company computed the economic benefit of the above warrant grant as of February 18, 2015 utilizing a Black-Scholes option-pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $0.039; Exercise price of $0.25; expected volatility of 176%; and a discount rate of 1.50%. The grant date fair value was $923,685.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding and exercisable – April 30, 2013	230,000	0.50	0.65
Forfeited	(230,000)	-	-
Granted	40,625,000	0.14	1.62
Outstanding and exercisable – April 30, 2014	40,625,000	0.14	1.62
Forfeited	-	-	-
Granted	26,666,667	0.25	5.0
Outstanding and exercisable – April 30, 2015	67,291,667	0.10	2.29

The aggregate intrinsic value of the warrants was $0.

12.	Segment Information

Petro presently has two reportable business segments, that being oil and gas exploration and exploitation, and the second is technology. The technology segment consists of $2,203,393 in intangible assets.  Management has not commenced technology operations, other than purchasing the assets.  Petro’s corporate and administrative operations are conducted in both Canada and the United States, while predominantly all of the oil and gas properties and operations are located in the United States.

	Year ended April 30, 2015
	Canada	USA	Consolidated
Revenue	$-	$2,127,576	$2,127,576
Expenses	-	(8,427,155)	(8,472,155)
Net loss	-	(6,344,579)	(6,344,579)
Oil and gas assets	100,000	15,657,011	15,757,011
Property and equipment	-	60,953	60,953

	Year ended April 30, 2014
	Canada	USA	Consolidated
Revenue	$-	$372,179	$372,179
Expenses	-	(9,325,708)	(9,325,708)
Net loss	-	(8,953,529)	(8,953,529)
Oil and gas assets	100,000	8,841,592	8,941,592
Property and equipment	-	930	930

13.	Income Taxes

As of April 30, 2015 and April 30, 2014, the Company had approximately $9.42 million and $6.4 million of net operating loss carryovers (“NOLs”) which expire beginning in 2027. The U.S. net operating loss carryovers are subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. Management has determined that a change in ownership occurred as a result of the Share Exchange on April 23, 2013. Therefore, the net operating loss carryovers are subject to an annual limitation of approximately $156,000. The Company impaired the NOLs at the time of the change of ownership. Further the Company was limited in the recognition of a pre-acquistion loss deduction due to a net built in loss in 2014 at the time of the ownership change.

The income tax expense (benefit) consists of the following:

	For the year ended April 30, 2015	For the year ended April 30, 2014
Foreign
Current	$-	$-
Deferred	-	-
U.S. Federal
Current	-	-
Deferred	11,522,597	(3,373,053)

U.S. State & Local
Current	-	-
Deferred	1,085,319	(458,338)

Change in valuation allowance	(12,607,916)	3,831,391
Income tax provision (benefit)	$-	$-

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

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	April 30, 2015	April 30, 2014

U.S. Net operating loss carryovers	$3,421,532	$2,473,922
Depreciation	2,450,785	16,897,095
Bandolier LLC flow-through	463,906	-
Accretion of asset retirement obligation	341,679	315,915
Stock-based compensation	981,097	579,982
Total deferred tax assets	$7,658,999	$20,266,915
Valuation allowance	7,658,999)	(20,266,915)
Deferred tax asset, net of valuation allowance	$-	$-

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense benefit as follows:

	For the year ended April 30, 2015	For the year ended April 30, 2014

U.S. federal statutory rate	(34.00)%	(34.00)%
State income tax, net of federal benefit	(3.20)%	(4.62)%
Change in rate	11.72%	-
Net realized built in loss limitation	221.36%	-
Other permanent differences	2.84%	(4.17)%
Change in valuation allowance	(198.72)%	42.79%
Income tax provision (benefit)	0.00%	0.00%

14.	Contingency and Contractual Obligations

As a result of the Share Exchange, the Company inherited the following contingencies:

(a) In January 2010, the Company experienced a flood in its Calgary office premises as a result of a broken water pipe. There was significant damage to the premises rendering them unusable until the landlord had completed remediation. Pursuant to the lease contract, the Company asserted that rent should be abated during the remediation process and accordingly, the Company did not pay any rent after December 2009. During the remediation process, the Company engaged an independent environmental testing company to test for air quality and for the existence of other potentially hazardous conditions. The testing revealed the existence of potentially hazardous mold and the consultant provided specific written instructions for the effective remediation of the premises. During the remediation process, the landlord did not follow the consultant’s instructions and correct the potentially hazardous mold situation and subsequently in June 2010 gave notice and declared the premises to be ready for occupancy. The Company re-engaged the consultant to re-test the premises and the testing results again revealed the presence of potentially hazardous mold. The Company determined that the premises were not fit for re-occupancy and considered the landlord to be in default of the lease and the lease terminated.

On January 30, 2014 the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating approximately CAD $759,000. On October 20, 2014, the Company filed a summary judgment application stating that the landlord’s claim is barred as it was commenced outside the 2-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of approximately CAD $665,000. The applications were heard on June 25, 2015.  The court reserved its decision and there is no specific timeline by which it must render a ruling.

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

 (c) On August 11, 2014, Martha Donelson and John Friend amended their complaint in an existing lawsuit by filing a class action complaint styled: Martha Donelson and John Friend, et al. v. United States of America, Department of the Interior, Bureau of Indian Affairs and Devon Energy Production, LP, et al., Case No. 14-CV-316-JHP-TLW, United States District Court for the Northern District of Oklahoma (the “Proceeding”).  The plaintiffs added as defendants twenty-seven (27) specifically named operators, including the Company, as well as all Osage County lessees and operators who have obtained a concession agreement, lease or drilling permit approved by the Bureau of Indian Affairs (“BIA”) in Osage County allegedly in violation of National Environmental Policy Act (“NEPA”).  Plaintiffs seek a declaratory judgment that the BIA improperly approved oil and gas leases, concession agreements and drilling permits prior to August 12, 2014, without satisfying the BIA’s obligations under federal regulations or NEPA, and seek a determination that such oil and gas leases, concession agreements and drilling permits are void ab initio.  Plaintiffs are seeking damages against the defendants for alleged nuisance, trespass, negligence and unjust enrichment.  The potential consequences of such complaint could jeopardize the corresponding leases.

On October 7, 2014 Spyglass, along with other defendants, filed a motion to dismiss the August 11, 2104 Proceeding on various procedural and legal arguments.  Plaintiffs filed their response to the motion to dismiss on October 27, 2014.  Spyglass filed its reply brief on November 10, 2014 and the plaintiffs were granted leave until November 19, 2014 to file a reply to Splyglass’s reply brief.  Once the briefing cycle concluded on November 19, 2014, the motion to dismiss became ripe for determination by the court.  Oral arguments may be ordered by the court.  There is no specific timeline by which the court must render a ruling.

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

15.	Subsequent Events

Approval of Reverse Stock Split.   At its 2015 annual meeting of stockholders held on July 8, 2015, stockholders approved resolution to authorize the Company’s Board of Directors, in its sole and absolute discretion, without further action of the stockholders, to amend our Certificate of Incorporation to (i) implement a reverse stock split of our common stock at a ratio of not less than 1-for-2, and not greater than 1-for-250, within one year from the date of the annual meeting, with the exact ratio to be determined by the Board of Directors (the “Reverse Split”); and (ii) immediately following the Reverse Split, increase the total number of authorized shares of our Common Stock to 100.0 million. As of August 13, 2015, the Company has not formally applied for a reverse split.

Termination of Renzhi MOU.  On July 9, 2014 the Company and Sichuan Renzhi Oilfield Technology Services Co. Ltd., a corporation incorporated under the laws of The People’s Republic of China and traded on the Shenzhen Stock Exchange (“Renzhi”) entered into a memorandum of understanding (“MOU”) for the sale of one of the Company’s wholly owned subsidiaries to Renzhi and the joint development by the Company and Renzhi of oil and gas technology and properties (collectively, the “Transactions”). As of June 30, 2015, the Company has ceased all discussions and negotiations with Renzhi, including discussions regarding the completion of the Transactions contemplated by the MOU.

16.	Supplemental Information on Oil and Gas Operations (Unaudited)
This supplementary oil and natural gas information is provided in accordance with the United States Financial Accounting Standards Board (“FASB”) Topic 932 - “Extractive Activities - Oil and Gas”.

The Company retains qualified independent reserves evaluators to evaluate the Company’s proved oil reserves. For the year ended April 30, 2015 the report by Pinnacle Energy Services, LLC. (“Pinnacle”) covered 100% of the Company’s proved oil reserves. During the year ended April 30, 2014, the Company did not report having any proved oil reserves.

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

The following tables summarize the Company’s proved developed and undeveloped reserves (all oil) within the United States, net of royalties, as of April 30, 2015 and 2014:

Oil (MBbls)	2015	2014

Proved reserves as at May 1	-	-
Extensions, Acquisitions and discoveries	508	-
Dispositions	-	-
Production	-	-
Revisions of prior estimates	-	-
Total Proved reserves as at April 30	508	-

Oil (MBbls)	2015	2014

Proved developed producing	35	-
Non-producing	286	-
Proved undeveloped	187	-
Total Proved reserves as at April 30	508	-

Capitalized Costs Related to Oil and Gas Assets	2015	2014

Proved properties	$8,062,394	$-
Unproved properties	13,555,565	13,555,565
	21,617,959	13,555,565
Less: accumulated impairment	(5,960,948)	(4,713,973)
	$15,657,011	$8,841,592

Costs incurred in Oil and Gas Activities:	2015	2014

Development	$8,701,100	$327,002
Exploration	-	-
	$8,71,100	$327,002

The following standardized measure of discounted future net cash flows from proved oil reserves has been computed using the average first-day-of-the-month price during the previous 12-month period, costs as at the balance sheet date and year-end statutory income tax rates. A discount factor of 10% has been applied in determining the standardized measure of discounted future net cash flows. The Company does not believe that the standardized measure of discounted future net cash flows will be representative of actual future net cash flows and should not be considered to represent the fair value of the oil properties. Actual net cash flows will differ from the presented estimated future net cash flows due to several factors including:

•	Future production will include production not only from proved properties, but may also include production from probable and possible reserves;
•	Future production of oil and natural gas from proved properties may differ from reserves estimated;
•	Future production rates may vary from those estimated;
•	Future rather than average first-day-of-the-month prices during the previous 12-month period and costs as at the balance sheet date will apply;
•	Economic factors such as changes to interest rates, income tax rates, regulatory and fiscal environments and operating conditions cannot be determined with certainty;
•	Future estimated income taxes do not take into account the effects of future exploration expenditures; and
•	Future development and asset retirement obligations may differ from those estimated.

Future net revenues, development, production and restoration costs have been based upon the estimates referred to above. The following tables summarize the Company’s future net cash flows relating to proved oil reserves based on the standardized measure as prescribed in FASB Topic 932 - “Extractive Activities - Oil and Gas”:
Future cash flows relating to proved reserves:	2015	2014
Future cash inflows	$37,455,000	$-
Future operating costs	(14,950,000)	-
Future development costs	(6,185,000)	-
Future income taxes	(2,385,000)	-
Future net cash flows	13,935,000	-
10% discount factor	(7,000,000)	-
Standardized measure	$6,935,000	$-

Reconciliation of future cash flows relating to proved reserves:	2015	2014

Undiscounted value as of May 1	$-	$-
Extensions and discoveries	13,935,000	-
Revisions of pricing	-	-
Undiscounted value as of April 30	13,935,000	-
10% discount factor	(7,000,000)	-
Standardized measure	$6,935,000	$-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO RIVER OIL CORP.

	By:	/s/ Scot Cohen
	Name:	Scot Cohen
	Title:	Executive Chairman

	By:	/s/ David Briones
	Name:	David Briones
	Title	Chief Financial Officer
Date: August 13, 2015

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

Signature	Title	Date

/s/ Scot Cohen	Executive Chairman and Director	August 13, 2015
Scot Cohen	(Principal Executive Officer)

/s/ David Briones	Chief Financial Officer	August 13, 2015
David Briones	(Principal Accounting Officer)

/s/ Glenn C. Pollack	Director	August 13, 2015
Glenn C. Pollack

/s/ John Wallace	Director	August 13, 2015
John Wallace

/s/ Fred Zeidman	Director	August 13, 2015
Fred Zeidman

F-25

Index to Exhibits

Exhibit Number	Exhibit Description
3.1 (1)	Certificate of Incorporation of the Company
3.2 (1)	Bylaws of the Company
5.1	Opinion of the Disclosure Law Group (to be filed by amendment).
10.1 (2)
Securities Purchase Agreement of Petro River Oil LLC, dated as of April 23, 2013, by and among Petro River Oil Corp., Petro River Oil, LLC, the holders of outstanding secured promissory notes of Petro River Oil, LLC, the members of Petro River Oil, LLC and Mega Partners 1 LLC

10.2 (8)	Amended and Restated 2012 Equity Compensation Plan
10.3 (7)	Assignment and Assumption Agreement, dated as of May 30, 2014, by and between Bandolier Energy, LLC and PO1, LLC
10.4 (7)	Agreement, dated as of May 30, 2014, by and between Petro River Oil Corp. and Pearsonia West Investment Group, LLC
10.5 (2)	Employment Agreement, by and between Petro River Oil Corp. and Scot Cohen, dated April 23, 2013
10.6 (4)	Amendment No. 1 to the Employment Agreement, by and between Petro River Oil Corp. and Scot Cohen, dated November 20, 2013
10.7 (5)	Employment Agreement, by and between Petro River Oil Corp. and Ruben Alba, dated November 22, 2013
10.8 (5)	Employment Agreement, by and between Petro River Oil Corp. and Gary Wilkey, dated November 22, 2013
10.9 (5)	Employment Agreement, by and between Petro River Oil Corp. and Luis Vierma, dated November 22, 2013
10.10 (5)	Employment Agreement, by and between Petro River Oil Corp. and Daniel Smith, dated November 22, 2013
10.11 (2)	Form of Securities Purchase Agreement, dated April 23, 2013
10.12 (6)	Securities Purchase Agreement, by an between Petro River Oil Corp. and Petrol Lakes Holding Limited, dated December 12, 2013
10.13 (7)	Form of Bandolier Energy LLC Subscription Agreement, dated May 30, 2014
10.14 (7)	Securities Purchase Agreement, by and between Spyglass Energy Group, LLC, Nadel and Gussman, LLC, Charles W. Wickstrom, Shane E. Matson and Bandolier Energy, LLC, dated January 1, 2014
10.15 (7)	Assignment and Assumption Agreement, by an between Bandolier Energy, LLC and PO1, LLC, dated May 30, 2014
10.16 (7)	Agreement, by and between Petro River Oil Corp. and Pearsonia West Investment Group, LLC, dated May 30, 2014
10.17 (9)	Asset Purchase Agreement by and among Petro River Oil Corp, Petro Spring I, LLC, Havelide GTL LLC and certain shareholders, dated February 18, 2015.
10.18 (9)	Employment Agreement by and between the Company and Stephen Boyd, dated February 18, 2015
10.19 (9)	Form of Warrant
10.20 (10)	Asset Purchase Agreement by and among Petro River Oil Corp, Petro Spring II, LLC, Coalthane Tech LLC and certain shareholders, dated February 27, 2015.
14.1 (3)	Code of Business Conduct and Ethics
21.1 (2)	Subsidiaries
23.1	Consent of Independent Registered Public Accountant
24.1*	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached hereto
(1)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 13, 2012.
(2)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on April 29, 2013.
(3)	Incorporated by reference to our Transition Report on Form 10-K filed with the Securities and Exchange Commission on August 28, 2013.
(4)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on November 22, 2013.
(5)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on November 27, 2013.
(6)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on December 16, 2013.
(7)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 5, 2014.
(8)	Incorporated by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 13, 2014.
(9)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 23, 2015.
(10)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on March 5, 2015.