Form 10-Q
period 2015-07-31
Petro River Oil Corp.
filed 2015-09-21
CIK 1172298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 21, 2015
Common Stock, $0.00001 par value per share	851,901,079 shares

-i-

PART I – FINANCIAL INFORMATION
PETRO RIVER OIL CORP.
FINANCIAL INFORMATION

Petro River Oil Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	As of
	July 31, 2015	April 30, 2015
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$763,270	$1,010,543
Certificate of deposit - restricted	125,000	125,000
Accounts receivable	903	42,688
Prepaid expenses and other current assets	51,433	52,771
Total Current Assets	940,606	1,231,002

Oil and gas assets, net	15,432,926	15,757,011
Property, plant and equipment, net of accumulated depreciation of $317,070 and $313,508	57,391	60,953
Intangible assets, net	2,173,280	2,203,393
Other assets	31,541	27,922
Total Other Assets	17,695,138	18,049,279
Total Assets	$18,635,744	$19,280,281

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$136,994	$252,227
Asset retirement obligations, current portion	541,958	541,959
Total Current Liabilities	678,952	794,186

Long-term liabilities:
Asset retirement obligations , net of current portion	386,528	376,471
Total Long-term Liabilities	386,528	376,471

Total Liabilities	1,065,480	1,170,657

Commitments and contingencies

Stockholders’ Equity:
Preferred Shares - 5,000,000 authorized; par value $0.00001 per share	-	-
Preferred B shares - 29,500 authorized; 0 issued with a $100 stated value, par value $0.00001 per share	-	-
Common shares - 2,250,000,000 authorized; par value $0.00001 per share; Issued and outstanding; 851,901,079 and 851,901,079, respectively	8,519	8,519
Additional paid-in capital	31,335,745	31,106,815
Accumulated deficit	(17,335,417)	(16,650,486)
Total Stockholders' Equity	14,008,847	14,464,848
Non-controlling interests	3,561,417	3,644,776
Total Stockholders' Equity	17,570,264	18,109,624
Total Liabilities and Stockholders' Equity	$18,635,744	$19,280,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
Operations	July 31, 2015	July 31, 2014
Revenues
Oil and natural gas sales	$62,841	$666,276
Total Revenues	62,841	666,276

Operating Expenses
Operating	175,953	340,668
General and administrative	559,975	1,861,532
Depreciation, depletion and accretion	65,973	182,152
Amortization	30,113	-
Total Expenses	832,014	2,384,352

Operating loss	(769,173)	(1,718,076)

Other income	883	33

Net loss	(768,290)	(1,718,043)

Net loss attributable to non-controlling interest	(83,359)	(402,711)

Net loss attributable to Petro River Oil Corp. and Subsidiaries	$(684,931)	$(1,315,332)

Net loss per Common Share

Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	851,901,079	818,567,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months	For the Three Months
	Ended	Ended
	July 31, 2015	July 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(768,290)	$(1,718,043)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	228,930	189,244
Depreciation, depletion and amortization	55,917	169,510
Accretion of asset retirement obligation	10,056	12,642
Amortization of intangible assets	30,113	-
Changes in operating assets and liabilities:
Accounts receivable	41,785	(767,005)
Prepaid expenses and other assets	1,338	7,320
Other assets	(3,619)	-
Accounts payable and accrued expenses	(115,233)	470,040
Net Cash Used in Operating Activities	(519,003)	(1,636,292)

Cash Flows From Investing Activities:
Capitalized expenditures on oil and gas assets	(7,283)	(8,305,732)
Cash received upon disposal of oil and gas assets	279,013	-
Purchase of equipment	-	(3,796)
Net Cash Provided by (Used in) Investing Activities	271,730	(8,309,528)

Cash Flows From Financing Activities:
Cash received from non-controlling interest contribution	-	5,000,000
Net Cash Provided by Financing Activities	-	5,000,000

Change in cash and cash equivalents	(247,273)	(4,945,820)

Cash and cash equivalents, beginning of period	1,010,543	8,352,949
Cash and cash equivalents, end of period	$763,270	$3,407,129

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$14,482	$-
Interest paid	$-	$-

Non-cash investing and financing activities:
Acquisition of oil and gas assets	$-	$76,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

PETRO RIVER OIL CORP.
Notes to the Consolidated Financial Statements
For the three months ended July 31, 2015 and 2014

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

Recent Developments

Acquistion of Havelide and Coalthane Assets.  On February 18, 2015, Petro Spring I, LLC ("Petro Spring I"), a Delaware limited liability company wholly owned by Petro Spring, entered into a definitive asset purchase agreement ("Havelide Purchase Agreement") to purchase substantially all of the assets of Havelide GTL LLC ("Havelide") and Coalthane Tech LLC ("Coalthane"), consisting of certain patents and other intellectual property, trade secrets, and assets developed and owned by Havelide to produce a gasoline-like liquid and high-purity hydrogen from natural gas, at low temperature and at low pressure (the "Havelide Assets") and consisting of certain patents and other intellectual property, trade secrets, and assets developed and owned by Coalthane to reduce the methane from coal mines and other wells (the "Coalthane Assets")..  The purchase of the Coalthane and Havelide Assets was consummated on February 27, 2015.  The acquisitions reflect the increased focus on technology solutions in an effort to diversify our business amid a challenging oil price environment.  We believe the patents acquired can potentially be licensed or sold for a profit.

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

Approval of Reverse Stock Split.   At its 2015 annual meeting of stockholders held on July 8, 2015, stockholders approved a resolution to authorize the Company’s Board of Directors, in its sole and absolute discretion, without further action of the stockholders, to amend its Certificate of Incorporation to (i) implement a reverse stock split of its common stock at a ratio of not less than 1-for-2, and not greater than 1-for-250, within one year from the date of the annual meeting, with the exact ratio to be determined by the Board of Directors (the “Reverse Split”); and (ii) immediately following the Reverse Split, increase the total number of authorized shares of its Common Stock to 100.0 million. As of the date of this filing, the Company has not formally applied for the reverse stock split.

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

The Company consolidated Bandolier as of May 30, 2014, and the results of operations of the Company include that of Bandolier from June 1, 2014.

The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company as though the acquisition had occurred as of May 1, 2014. The pro forma amounts presented are not necessarily indicative of either the actual operation results had the acquisition transaction occurred as of May 1, 2014.

For the Three Months Ended
July 31, 2014
Revenues	$1,033,092
Net loss	$(1,506,454)
Loss per share of common share - Basic and diluted	$(0.00)
Weighted average number of common shares Outstanding - Basic and diluted	818,567,746

At July 31, 2015 the non–controlling interest in Bandolier was as follows:

Non–controlling interest at April 30, 2015	$3,644,776
Non–controlling share of net loss	(83,359)
Non–controlling interest at July 31, 2015	$3,561,417

As of April 30, 2015, the Company performed a ceiling test on the Oklahoma oil and gas assets.  As a result, the Company recognized an impairment charge of $1,246,975 on the Oklahoma oil and gas assets. No further impairment was recognized on these assets during the three month ended July 31, 2015.

2.	Going Concern and Management’s Plan

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of July 31, 2015, the Company had an accumulated deficit of $17,335,417.  The Company has incurred significant losses since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At July 31, 2015, the Company had working capital of approximately $262,000.  As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. In addition, the Company has a limited operating history prior to acquisition of Bandolier.  At July 31, 2015, the Company had cash and cash equivalents of approximately $0.8 million.  The Company’s primary source of operating funds since inception has been equity financings.

Management is currently in the process of evaluating all paths for the Company at this point amid a difficult oil price environment.  This includes curtailing oil and gas operations and increasing focus on the Company’s technology initiatives.  Obtaining funding in this environment for exploration and production assets is challenging though the Company continues to work hard to meet its capital needs.  The Company is exploring farm in and joint venture opportunities for its oil and gas assets as well as exit opportunities through an outright sale.

The Company is currently focused on developing its core position in the Mississippi Lime, specifically in the Pearsonia West Concession in Osage County acquired during the Bandolier Acquisition and Bandolier’s acquisition of Spyglass. Over the last 12 months the Company has continued to build out its leadership and technical team with individuals with extensive experience in the Mississippi Lime play. Additionally, the Company has been in discussions with industry partners to capitalize and develop additional acreage in the Mississippi Lime. The Company continues to seek out joint venture partners and acquisition targets.

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

The unaudited condensed consolidated financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended April 30, 2015 filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2015. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the year ended April 30, 2015 has been omitted. The results of operations for the interim periods presented are not necessarily indicative of results for the entire year ending April 30, 2016.

4.	Significant Accounting Policies and Estimates

The Company’s significant accounting policies are disclosed in Note 4 — Significant Accounting Policies in the 2015 Annual Report. Since the date of the 2015 Annual Report, there have been no material changes to the Company’s significant accounting policies. The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.   These estimates and assumptions include volumes of oil and natural gas reserves, abandonment obligations, impairment of oil and natural gas properties, depreciation and accretion, income taxes, fair value of financial instruments, and contingencies. Actual results could differ from the estimates.

(a)	Per Share Amounts:

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three months ended July 31, 2015 and 2014, as presented in these financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at July 31, 2015 and 2014:

As at	July 31, 2015	July 31, 2014
Stock Options	108,188,281	87,938,281
Stock Purchase Warrants	67,291,667	40,625,000
	175,479,948	128,563,281

(b)	Recent Accounting Pronouncements:

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

5.	Oil and Gas Assets

The following table summarizes the oil and gas assets by project:

Cost	Oklahoma	Kansas	Missouri	Other	Total
Balance May 1, 2015	$6,935,000	$7,803,020	$918,991	$100,000	$15,757,011
Additions	7,283	-	-	-	7,283
Disposals	(279,013)	-	-	-	(279,013)
Depreciation, depletion and amortization	(23,037)	(29,318)	-	-	(52,355)
Balance July 31, 2015	$6,640,233	$7,773,702	$918,991	$100,000	$15,432,926

6.	Intangible Assets

The Company’s primary additional asset is Petro Spring, a wholly owned technology focused subsidiary of the Company. It was launched with an intentionally broad mandate to acquire and commercialize cutting edge technologies with the intent to capitalize on the significant technological experience of its leadership team and network of industry relationships within the energy sector.

The Company’s intangibles assets consisted of the following:

	Estimated useful life	July 31, 2015	April 30, 2015
Patent rights	15 years	$2,223,686	$2,223,686
Less: Accumulated amortization		(50,406)	(20,293)
Intangible assets, net		$2,173,280	$2,203,393

The Company recorded amortization expense of $30,113 and $0 for the three months ended July 31, 2015 and 2014, respectively.

The following table outlines estimated future annual amortization expense for the next five years and thereafter:

April 30,
2016 (remainder of year)	$89,602
2017	119,469
2018	119,469
2019	119,469
2020	119,469
Thereafter	1,605,802
$2,173,280

7.	Asset Retirement Obligations

The total future asset retirement obligation was estimated based on the Company’s ownership interest in all wells and facilities, the estimated legal obligations required to retire, dismantle, abandon and reclaim the wells and facilities and the estimated timing of such payments. The Company estimated the present value of its asset retirement obligations at both July 31, 2015 and April 30, 2015, based on a future undiscounted liability of $1,144,990 and $1,143,857, respectively. These costs are expected to be incurred within one to 24 years. A credit-adjusted risk-free discount rate of 10% and an inflation rate of 2% were used to calculate the present value.

Changes to the asset retirement obligation were as follows:

	July 31, 2015	April 30, 2015
Balance, beginning of period	$918,430	$818,010
Additions	-	52,514
Accretion	10,056	47,906
	928,486	918,430
Less: Current portion for cash flows expected to be incurred within one year	(541,958)	(541,959)
Long-term portion, end of period	$386,528	$376,471

Expected timing of asset retirement obligations:

Year Ending April 30,
2016 (remainder of year)	541,958
2017	212,000
2018	-
2019	-
2020	-
Thereafter	391,032
1,144,990
Effect of discount	(216,504)
Total	$928,486

As of July 31, 2015 and April 30, 2015, the Company has $0 of reclamation deposits with authorities to secure certain abandonment liabilities.

8.	Stockholders’ Equity

As of July 31, 2015 and April 30, 2015, the Company had 5,000,000 shares of blank check preferred stock authorized with a par value of $0.00001 per share. None of the blank check preferred shares were issued or outstanding.

As of July 31, 2015 and April 30, 2015, the Company had 29,500 shares of preferred B shares authorized with a par value of $0.00001 per share. No preferred B shares are issued or outstanding.

9.	Stock Options

The following table summarizes information about the options outstanding and exercisable at July 31, 2015:

	Options	Weighted Average Exercise Prices

Outstanding April 30, 2015	108,188,281		$0.06
Exercisable – April 30, 2015	31,648,280	$
Granted	-		$-
Exercised	-		$-
Forfeited/Cancelled	-		$-
Outstanding July 31, 2015	108,188,281		$0.06
Exercisable – July 31, 2015	33,108,280	$

Outstanding - Aggregate Intrinsic Value			$-
Exercisable - Aggregate Intrinsic Value			$-

The following table summarizes information about the options outstanding and exercisable at July 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Price	Options	Weighted Avg. Life Remaining	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
$0.22	465,116	0.01 years	$0.22	465,116	$0.22
$0.06	105,723,165	8.18 years	0.06	30,323,164	0.06
$0.03	2,000,000	9.50 years	$0.03	2,320,000	$0.03
	108,188,281			33,108,280
Aggregate Intrinsic Value			$-		$-

During the three months ended July 31, 2015 and 2014, the Company expensed an aggregate $228,930 and $189,244 to general and administrative expenses for stock based compensation pursuant to employment and consulting agreements.

As of July 31, 2015, no intrinsic value was attributable to stock-based compensation.

During the three months ended July 31, 2015, the Company had no other stock based compensation expense.

As of July 31, 2015, the Company has $1,972,023 in unrecognized stock based compensation expense, which will be amortized over a weighted average exercise period of 1.61 years.

Warrants:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding and exercisable – April 30, 2015	67,291,667	0.10	2.29
Forfeited	-	-	-
Granted	-	-	-
Outstanding and exercisable – July 31, 2015	67,291,667	0.10	2.04

The aggregate intrinsic value of the warrants was $0.

10.	Contingency and Contractual Obligations

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

On January 30, 2014 the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating approximately CAD $759,000. On October 20, 2014, the Company filed a summary judgment application stating that the landlord’s claim is barred as it was commenced outside the 2-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of approximately CAD $665,000. The applications were heard on June 25, 2015.   On July 3, 2015 the court issued a decision allowing both applications.  On the basis of this decision, the landlord’s claim for rental arrears in the approximate amount of CAD $759,000 has now been replaced by a claim for loss of prospective rent in the approximate amount of CAD $665,000 (which the Company believes is more accurately quantified at approximately CAD $450,000).  The decision has been appealed by both parties and the appeal hearing has been scheduled for March 16, 2016.

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

On October 7, 2014 Spyglass, along with other defendants, filed a motion to dismiss the August 11, 2014 Proceeding on various procedural and legal arguments.  Plaintiffs filed their response to the motion to dismiss on October 27, 2014.  Spyglass filed its reply brief on November 10, 2014 and the plaintiffs were granted leave until November 19, 2014 to file a reply to Spyglass’ reply brief.  Once the briefing cycle concluded on November 19, 2014, the motion to dismiss became ripe for determination by the court.  Oral arguments may be ordered by the court.  There is no specific timeline by which the court must render a ruling.

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

The following discussion of our financial condition and results of operations is based upon and should be read in conjunction with our condensed consolidated financial statements and their related notes included in this Quarterly Report and our Annual Report on Form 10-K filed with the SEC on August 13, 2015 for the year ended April 30, 2015.

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

Mr. Cohen is joined by Daniel Smith and Ruben Alba who make up the Company’s technical leadership.  Mr. Smith is a registered petroleum engineer with over 15 years’ experience. Mr. Smith spent his career at XTO Energy where he served as an operations engineer responsible for managing fields producing in excess of 100 million cubic feet of natural gas per day. Mr. Alba has been active in the oil and gas industry since 1997. Previously he was with Halliburton Energy Services and Superior Well Services overseeing regional technical staff and operations. Mr. Alba manages the Company’s heavy oil projects in Missouri and Kentucky.

The Company is focused on developing its Mississippi Lime acreage, and has been in discussions with industry partners to capitalize and develop acreage in the Mississippi Lime. The Company continues to seek out joint venture partners and acquisition targets.

Projects related to the heavy oil reservoirs are in technical review. The Company has an extensive amount of technical and reservoir information on the Missouri, Oklahoma and Kentucky positions. The data is being utilized in the understanding and test phases to develop an economic heavy oil production reserve base.

The Company continues to explore various opportunities to raise capital to support the growth of the Company. These opportunities include, without limitation, potential joint ventures with various on and offshore entities and potential private issuances of equity, debt or a combination thereof. There can be no assurance that the Company will enter into any of these transactions. Mr. Cohen has extensive experience in capital markets and oil and gas joint ventures.

The Company continues to build out its technology focused business segment through Petro Spring LLC, a wholly owned subsidiary of the Company (“Petro Spring”).  Management has devoted additional resources to effectively establishing the framework for Petro Spring to develop and execute its business plan.  Petro Spring was launched with an intentionally broad mandate to acquire and commercialize cutting edge technologies with the intent to capitalize on the significant technological experience of its leadership team and network of industry relationships within the energy sector.

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

The new terms allow for vertical drilling obligations to hold the concession, which previously had horizontal drilling obligations.  This provides a significant cost savings to the Company and preserves potential control of its core asset until 2018, assuming the negotiated obligations are met. Previously, the concession required 11 horizontal wells to be drilled by the end of 2015 with the concession terminating in the event these wells were not drilled.  The estimated cost of this obligation was approximately $22.1 million.

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

Approval of Reverse Stock Split.   At its 2015 annual meeting of stockholders held on July 8, 2015, stockholders approved resolution to authorize the Company’s Board of Directors, in its sole and absolute discretion, without further action of the stockholders, to amend our Certificate of Incorporation to (i) implement a reverse stock split of our common stock at a ratio of not less than 1-for-2, and not greater than 1-for-250, within one year from the date of the annual meeting, with the exact ratio to be determined by the Board of Directors (the “Reverse Split”); and (ii) immediately following the Reverse Split, increase the total number of authorized shares of our Common Stock to 100.0 million. As of the date of this filing, the Company has not formally applied for the reverse stock split.

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

As of April 30, 2015, management performed a ceiling test on the Oklahoma assets acquired in the Bandolier transaction.  As a result, the Company recognized an impairment charge of $1,246,975 on the Oklahoma oil and gas assets. No further impairment was recognized on these assets during the three month ended July 31, 2015.

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

Results of Operations

Results of Operations for the Three Months Ended July 31, 2015 compared to Three Months Ended July 31, 2014

	Three Months	Three Months
	Ended	Ended
Operations	July 31, 2015	July 31, 2014
Revenues
Oil and natural gas sales	$62,841	666,276
Total Revenues	62,841	666,276

Operating Expenses
Operating	175,953	340,668
General and administrative	559,975	1,861,532
Depreciation, depletion and accretion	65,973	182,152
Amortization	30,113	-
Total Expenses	832,014	2,384,352

Operating loss	(769,173)	(1,718,076)

Other income	883	33

Net loss before non-controlling interest	(768,290)	(1,718,043)

Net loss attributable to non-controlling interest	(83,359)	(402,711)

Net loss attributable to Petro River Oil Corp. and Subsidiaries	$(684,931)	(1,315,332)

Net loss per Common Share Basic and Diluted	$(0.00)	(0.00)

Oil Sales

During the three months ended July 31, 2015, the Company recognized $62,841 in oil and gas sales, compared to sales of $666,276 for the three months ended July 31, 2014. The overall decrease in sales of $603,435 is primarily due to the Company continuing to decrease operations and shut-in wells.

Operating Expenses

During the three months ended July 31, 2015, operating expenses were $175,953, as compared to operating expenses of $340,668 for the three months ended July 31, 2014. The overall decrease in operating expenses of $164,715 is primarily attributable to management’s commitment to substantially reduce operating expenses in light of the current challenging oil price environment.

General and Administrative Expenses

General and administrative expenses for the three months ended July 31, 2015 were $559,975, as compared to $1,861,532 for the three months ended July 31, 2014. The decrease is primarily attributable to management’s commitment to substantially reduce general and administrative expenses in light of the current challenging oil price environment, as well as the significant decrease in stock based compensation and professional fees compared to the 2014 period. These changes are outlined below:

	For the Three Months Ended	For the Three Months Ended
	July 31, 2015	July 31, 2014
Salaries and benefits	$350,455	$261,165
Professional fees	121,717	1,297,486
Office and administrative	87,803	292,698
Information technology	-	10,183

	$559,975	$1,861,532

Salary and benefits include non-cash stock-based compensation of $228,930 for three months ended July 31, 2015 compared to $189,244 for the three months ended July 31, 2014. The increase in stock-based compensation from the prior comparable period is due to additional awards during the periods subsequent to July 31, 2014 that were expensed during the three months ended July 31, 2015 which were expensed over the corresponding vesting periods.

Liquidity and Capital Resources

At July 31, 2015, the Company had working capital of approximately $0.3 million.  As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations.  In addition, the Company has a limited operating history prior to the acquisition of Bandolier.  At July 31, 2015, the Company had cash and cash equivalents of approximately $0.8 million.  The current level of working capital is insufficient to maintain current operations in Oklahoma, Kansas and Missouri for the next twelve months.  Additional capital will therefore be necessary for management to execute its business plan, develop the Havelide Assets and Coalthane Assets, further expand the Company’s exploration and development programs for the next twelve months, and continue as a going concern.  To address the Company’s working capital requirements and execute its business plan, management intends to continue to raise capital through the issuance of debt and equity securities. In addition, and to address the recent volatility and substantial decreases in crude oil prices, the Company initiated cost-cutting measures in November 1, 2014, which initiatives continue. No assurances can be provided that the Company will be successful in its efforts to raise additional required capital, which efforts may be more difficult given the recent volatility and substantial decrease in the price of crude oil.  Furthermore, our inability to maintain or raise additional capital may damage the Company’s reputation and credibility with industry participants. The Company’s inability to raise additional funds when required may have a negative impact on its consolidated results of operations and financial condition, and challenge our ability to continue as a going concern.

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

Operating Activities

The Company used $519,003 in operating activities during the three months ended July 31, 2015, as compared to $1,636,292 used in operating activities during the three months ended July 31, 2014. The Company incurred a net loss during the three months ended July 31, 2015 of $768,290 as compared to a net loss of $1,718,043 for three months ended July 31, 2014. For the three months ended July 31, 2015, the loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and amortization, and accretion of asset retirement obligation. Cash used in operations was also influenced by decreases in accounts receivable and prepaid expenses as well as a increase in other assets, accounts payable and accrued expenses. For the three months ended July 31, 2014, the loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and amortization, and accretion of asset retirement obligation. Cash used in operations was also influenced by increases in accounts receivable as well as decreases in prepaid expenses and accounts payable and accrued expenses.

Investing Activities

The Company received $271,730 in investing activities during the three months ended July 31, 2015, from the disposal of assets for cash offset by $7,283 of expenditures on oil and gas assets. During the three months ended July 31, 2014, the Company used $8,305,732 for expenditures on oil and gas assets as part of the Bandolier acquisition during the three months ended July 31, 2014. In addition, the Company purchased $3,796 of office equipment and vehicles of which $31,500 was funded by a note payable.

Financing Activities

During the three months ended July 31, 2015 and 2014, the Company had $0 and $5,000,000 in cash provided by financing activities. The $5,000,000 was contributed from the non-controlling interest holder of Bandolier in May 2014.

Availability of Additional Funds

Based upon our working capital position as of July 31, 2015, we require equity and/or debt financing to continue our operations. The Company does not expect that its current cash on hand will fund its operations for the next twelve months. Due to the impending lack of funds, we will need to raise further capital, through the sale of additional equity securities or otherwise, to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, and competing technological and market developments.

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

Capitalization

The number of outstanding shares and the number of shares that could be issued if all convertible instruments are converted to shares is as follows:

As of	July 31, 2015	July 31, 2014
Common shares	851,901,079	818,567,746
Stock Options	108,188,281	87,938,281
Stock Purchase Warrants	67,291,667	40,625,000
	1,027,381,027	947,131,027

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

A. Material Weaknesses

As discussed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2015, we identified material weaknesses in the design and operation of our internal controls. The material weaknesses are due to the limited number of employees, which impacts our ability to conduct a thorough internal review, and the Company’s reliance on external accounting personnel to prepare financial statements.

To remediate the material weakness, the Company is developing a plan to design and implement the operation of our internal controls.  Upon the Company obtaining additional capital, the Company intends to hire additional accounting staff, and operations and administrative executives in the future to address its material weaknesses.

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

On October 7, 2014 Spyglass, along with other defendants, filed a motion to dismiss the August 11, 2014 Proceeding on various procedural and legal arguments.  Plaintiffs filed their response to the motion to dismiss on October 27, 2014.  Spyglass filed its reply brief on November 10, 2014 and the plaintiffs were granted leave until November 19, 2014 to file a reply to Spyglass’s reply brief.  Once the briefing cycle concluded on November 19, 2014, the motion to dismiss became ripe for determination by the court.  Oral arguments may be ordered by the court.  There is no specific timeline by which the court must render a ruling.

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

ITEM 1A. RISK FACTORS

We have identified the following risk factor in addition to the risks factors previously disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended April 30, 2015:

We have substantially reduced operations in light of the substantial decrease in the price of oil and gas, and currently require additional capital to execute our business plan and continue as a going concern.  If we are unable to obtain funding, our business operations will be materially and adversely harmed, and we will not be able to continue as a going concern.

As a result of the recent substantial decrease in the price of oil and gas, we have substantially reduced the development of our oil and gas and other assets, our exploration activity, and our operating activities and expenses. Despite these efforts, implementation of our current business plan, including future acquisitions and future exploration, development, production, leasing activities and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow. Accordingly, we will require additional capital to continue to operate our business, further expand our exploration and development programs, and continue as a going concern.

We intend to pursue sources of needed capital through various financing transactions or arrangements, including, but not limited to, joint venturing of projects, debt financing, equity financing or other means. We may not be successful in raising the capital needed and we may not obtain the capital we require by other means. If we are unable to secure adequate funds on a timely basis, we will not be able to continue as a going concern.

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

(b) There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during the quarter ended July 31, 2015.

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

Date: September 21, 2015