Form 10-Q
period 2015-10-31
Petro River Oil Corp.
filed 2015-12-16
CIK 1172298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission file number: 000-49760

PETRO RIVER OIL CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0611188
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

205 East 42nd Street, Fourteenth Floor, New York, NY 10017
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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 15, 2015
Common Stock, $0.00001 par value per share	4,259,505 shares

-i-

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

 Petro River Oil Corp. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	As of
	October 31, 2015	April 30, 2015
Assets
Current Assets:
Cash and cash equivalents	$526,135	$1,010,543
Certificate of deposit - restricted	125,000	125,000
Accounts receivable – oil and gas	1,806	42,688
Accounts receivable - related party	18,271,716	-
Real estate – held for sale	6,021,779	-
Prepaid expenses and other current assets	48,729	52,771
Total Current Assets	24,995,165	1,231,002

Oil and gas assets, net	15,403,606	15,757,011
Property, plant and equipment, net of accumulated depreciation of $304,090 and $313,508, respectively	2,720	60,953
Intangible assets, net of accumulated amortization of $80,519 and $20,293, respectively	2,143,167	2,203,393
Other assets	28,132	27,922
Total Other Assets	17,577,625	18,049,279
Total Assets	$42,572,790	$19,280,281

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$163,187	$252,227
Deposit on real estate sales	888,375	-
Asset retirement obligations, current portion	541,959	541,959
Total Current Liabilities	1,593,521	794,186

Long-term Liabilities:
Asset retirement obligations, net of current portion	396,798	376,471
Total Long-term Liabilities	396,798	376,471

Total Liabilities	1,990,319	1,170,657

Commitments and contingencies

Equity:
Preferred shares - 5,000,000 authorized; par value $0.00001; 0 shares issued and outstanding	-	-
Preferred B shares - 29,500 authorized; par value $0.00001; 0 shares issued and outstanding	-	-
Common shares - 100,000,000 authorized; par value $0.00001; 4,259,505 issued and outstanding	43	43
Additional paid-in capital	38,659,215	31,115,291
Accumulated deficit	(14,167,061)	(16,650,486)
Total Petro River Oil Corp. Equity	24,492,197	14,464,848
Non-controlling interest	16,090,274	3,644,776
Total Stockholders' Equity	40,582,471	18,109,624
Total Liabilities and Equity	$42,572,790	$19,280,281

 The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2015	2014	2015	2014

Revenues
Oil and natural gas sales	$-	$757,485	$62,841	$1,423,761
Sales of real estate	18,347,111	-	18,347,111	-
Total Revenues	18,347,111	757,485	18,409,952	1,423,761

Cost of revenues – sales of real estate	10,486,373	-	10,486,373	-

Gross margin	7,860,738	757,485	7,923,579	1,423,761

Operating expenses
Lease operating expenses	84,035	446,829	259,988	787,497
Depreciation, depletion and accretion	39,777	218,681	105,750	400,833
Amortization of intangibles	30,113	-	60,226	-
Gain on sale of equipment	(5,519)	-	(5,519)	-
General and administrative	1,418,386	1,195,000	1,978,361	3,052,032
Total expenses	1,566,792	1,860,510	2,398,806	4,240,362

Operating income (loss)	6,293,946	(1,103,025)	5,524,773	(2,816,601)

Other income (expense)	(101)	-	782	33

Net income (loss)	6,293,845	(1,103,025)	5,525,555	(2,816,568)

Net income (loss) attributable to non-controlling interest	3,125,489	55,680	3,042,130	(347,031)

Net income (loss) attributable to Petro River Oil Corp. and Subsidiaries	$3,168,356	$(1,158,705)	$2,483,425	$(2,469,537)

Basic and diluted net income (loss) per common share	$0.74	$(0.28)	$0.58	$(0.60)

Weighted average number of common shares outstanding - Basic and diluted	4,259,505	4,092,839	4,259,505	4,092,839

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	October 31,	October 31,
	2015	2014
Cash Flows From Operating Activities:
Net income (loss)	$5,525,555	$(2,816,568)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation, depletion and accretion	105,750	400,834
Amortization of intangibles	60,226	-
Stock-based compensation	1,402,910	674,254
Non-cash cost of real estate properties sold	9,522,603	-
Gain on sale of equipment	(5,519)	-
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	40,882	(225,805)
Accounts receivable – related party	(17,383,341)	-
Prepaid expenses and other current assets	4,042	(45,564)
Accounts payable and accrued expenses	(89,036)	(78,981)
Net Cash Used in Operating Activities	(815,928)	(2,091,830)

Cash Flows From Investing Activities:
Purchase of certificate of deposit - restricted	-	(125,000)
Capitalized expenditures on oil and gas assets	(7,283)	(8,333,510)
Cash received upon disposal of oil and gas assets	279,013	-
Purchase of equipment	-	(39,756)
Proceeds from sale of equipment	60,000	-
Payments on deposits	(210)	(10,999)
Net Cash Provided by (Used in) Investing Activities	331,520	(8,509,265)

Cash Flows From Financing Activities:
Cash payments of note payable	-	(1,926)
Cash received from non-controlling interest contribution	-	5,000,000
Net Cash Provided by Financing Activities	-	4,998,074

Decrease in cash and cash equivalents	(484,408)	(5,603,021)

Cash and cash equivalents, beginning of period	1,010,543	8,352,949
Cash and cash equivalents, end of period	$526,135	$2,749,928

Supplementary Cash Flow Information:
Cash paid during the period for:
Income taxes	$14,482	$7,975
Interest paid	$-	$-

Non-cash Investing and Financing Activities:
Real estate contributed by non-controlling interest	$15,544,382	$-
Accounts receivable for deposit received on real estate sales in escrow	$888,375	$-
Acquisition of oil and gas assets	$-	$48,763
Issuance of note payable for purchase of fixed assets	$-	$27,280

The accompanying notes are an integral part of these consolidated financial statements.

PETRO RIVER OIL CORP.
Notes to the Consolidated Financial Statements
(Unaudited)

1.	Organization

Petro River Oil Corp (the “Company”) is an independent exploration and development company with a focus on drilling, completion, recompletions, and applying modern technologies to oil and gas assets. The Company’s core holdings are in Oklahoma. The Company’s operations are currently focused on the Mississippi Lime play, capitalizing on the experience, knowledge, and drilling techniques of its team. The Company is driven to utilize its expertise both in the region and in similar formations to exploit hydrocarbon prone resources with tight and/or challenging characteristics in order to create value for the Company and its shareholders. The Company’s principal administrative office is located in Houston, Texas and its principal operations are in Oklahoma with secondary operations in Kansas and Western Missouri. The Company also has an office in New York, New York, which is also headquarters to Petro Spring LLC (“Petro Spring”), the Company’s technology focused subsidiary.

The Company is currently focused on developing its Mississippi Lime acreage and acquiring attractive oil and gas assets in this current depressed oil market. The Company recently closed on the MegaWest Transaction (described below) in which it plans to jointly develop its acreage in Osage County, Oklahoma and announced its purchase agreement to acquire Horizon Investments (as described in Note 15), which includes a portfolio of domestic and international oil and gas assets.

Petro River Oil LLC (“Petro”), was incorporated under the laws of the State of Delaware on March 3, 2011.  Petro has purchased various interests in oil and gas leases, wells, records, data and related personal property located along the Mississippi Lime play in the state of Kansas from Metro Energy Corporation (“Metro”), a Louisiana company, and other interrelated entities, through a court approved order as Metro was undergoing Chapter 11 Bankruptcy proceedings as a Debtor-In-Possession of these various oil and gas assets. The Company has a total of 115,000 gross (85,000 net) acres of leased unproved property in the Mississippi Lime in Southeast Kansas.

Recent Developments

Reverse Stock Split.  On December 7, 2015 (the “Effective Date”), the Company effected a one (1) for two hundred (200) reverse split of its issued and outstanding common stock (the “Reverse Split”), and, immediately following the Reverse Split, filed an amendment to its Certificate of Incorporation with the Delaware Secretary of State to increase the Company's authorized number of shares of common stock to 100.0 million. The reverse stock split was approved by the Company's shareholders at the Company’s annual meeting of shareholders on July 8, 2015 and the specific ratio was subsequently determined at a meeting of the Company's Board of Directors on November 11, 2015. Following the filing of an amendment to the Company’s Certificate of Incorporation with the Delaware Secretary of State on December 1, 2015, each 200 shares of issued and outstanding common stock were converted into one share of common stock. On the Effective Date, the Company's common stock will begin trading under a new CUSIP number (71647K303). The Company's ticker symbol, "PTRC", will remain unchanged; however, the ticker symbol will be represented as "PTRCD" for 20 trading days commencing on the Effective Date to designate the Reverse Split.

As a result of the Reverse Split, all historical share amounts have been retrospectively recast to reflect the share exchange.  No fractional shares are to be issued, with fractional shares of common stock to be rounded up to the nearest whole share.

Megawest Transaction.  On October 15, 2015, the Company entered into a contribution agreement (the “Contribution Agreement”), with Megawest Energy Kansas Corporation (“Megawest”), a Delaware corporation and wholly owned subsidiary of the Company, and Fortis Property Group, LLC (“Fortis”), a Delaware limited liability company, pursuant to which the Company and Fortis each agreed to contribute certain assets to Megawest in exchange for shares of MegaWest common stock (“Megawest Shares”).

Upon execution of the Contribution Agreement, (i) the Company transferred its 50% membership interest in Bandolier Energy, LLC (the “Bandolier Interest”), with net assets of $7,119,798, and cancelled all of its ownership interest in the then issued and outstanding Megawest Shares, and (ii) Fortis transferred certain indirect interests held in 30 condominium units and the rights to any profits and proceeds therefrom, with a book value of $15,544,382, to Megawest.  Immediately thereafter, Megawest issued to the Company 58,510 Megawest Shares, representing a 58.51% member interest in Megawest, as consideration for the assignment of the Bandolier Interest, and issued to Fortis 41,490 Megawest Shares, representing a 41.49% member interest in Megawest, as consideration for the assets assigned to Megawest by Fortis.  Subject to the terms and conditions of the Contribution Agreement, following six months after the execution of the Contribution Agreement, the board of Megawest will engage in a valuation of the Company’s contribution to determine the fair market value (the “Redetermination”). Any shortfall from the initial valuation at contribution resulting from the Redetermination shall be required to be funded by the Company. The board of Megawest shall have certain remedies to exercise against the Company (including a right to foreclose on all of the Company’s equity in Megawest) upon a failure by the Company to fund the shortfall following the Redetermination.  In the event of foreclosure, the Bandolier Interest would revert back to the Company.

2.	Basis of Preparation

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

These consolidated financial statements include the Company and the following subsidiaries:

Petro River Oil LLC, Petro Spring, LLC, PO1, LLC and MegaWest Energy USA Corp. and its wholly owned subsidiaries:

MegaWest Energy Texas Corp.
MegaWest Energy Kentucky Corp.
MegaWest Energy Missouri Corp.
MegaWest Energy Montana Corp.

Also contained in the consolidated financial statements is the financial information of the Company’s 58.51% owned subsidiary, MegaWest Energy Kansas Corp., which pursuant to the MegaWest Transaction includes the Company’s contribution of its 50% interest in Bandolier Energy LLC, as described in Note 5.

3.	Significant Accounting Policies

The unaudited consolidated financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended April 30, 2015 filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2015. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the year ended April 30, 2015 has been omitted. The results of operations for the interim periods presented are not necessarily indicative of results for the entire year ending April 30, 2016.

(a)	Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company’s financial statements are based on a number of significant estimates, including oil and natural gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and natural gas properties, and timing and costs associated with its asset retirement obligations, as well as those related to the fair value of stock options, stock warrants and stock issued for services. While we believe that our estimates and assumptions used in preparation of the financial statements are appropriate, actual results could differ from those estimates.

(b)	Receivables:

Pursuant to FASB ASC paragraph 310-10-35-47 trade receivables that management has the intent and ability to hold for the foreseeable future shall be reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts.. The Company follows FASB ASC paragraphs 310-10-35-7 through 310-10-35-10 to estimate the allowance for doubtful accounts. Pursuant to FASB ASC paragraph 310-10-35-9, losses from uncollectible receivables shall be accrued when both of the following conditions are met: (a) Information available before the financial statements are issued or are available to be issued (as discussed in Section 855-10-25) indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) The amount of the loss can be reasonably estimated. These conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, an accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews individually each trade receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses, if any.

Pursuant to FASB ASC paragraph 310-10-35-41 Credit losses for trade receivables (uncollectible trade receivables), which may be for all or part of a particular trade receivable, shall be deducted from the allowance. The related trade receivable balance shall be charged off in the period in which the trade receivables are deemed uncollectible. Recoveries of trade receivables previously charged off shall be recorded when received. The Company charges off its trade account receivables against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The allowance for doubtful accounts at October 31, 2015 and April 30, 2015 was $0 and $0, respectively.

(c)	Real Estate – Held for Sale:

Real estate for which the Company commits to a plan to sell within one year and actively markets in its current condition for a reasonable price in comparison to its estimated fair value is classified as held-for-sale. Real estate held-for-sale is stated at the lower of depreciated cost or estimated fair value less expected disposition costs and is not depreciated.

(d)	Per Share Amounts:

Basic net income (loss) per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. For the three and six months ended October 31, 2014, potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive. For the three and six months ended October 31, 2015, the dilutive effect of stock options and warrants was 0 because all options and warrants outstanding were out of money.

The Company had the following common stock equivalents at October 31, 2015 and 2014:

As of	October 31, 2015	October 31, 2014
Stock Options	598,352	534,691
Stock Purchase Warrants	336,458	203,125
	934,810	737,816

(e)	Income Taxes:

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

During the six months ended October 31, 2015, the Company utilized a portion of its NOL carry-forwards to absorb the income created by the real estate segment.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended October 31, 2015 or 2014.

(f)	Recent Accounting Pronouncements:

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

(g)	Subsequent Events:

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

4.	Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of October 31, 2015, the Company had an accumulated deficit of $14,167,061.  The Company has incurred significant losses since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At October 31, 2015, the Company had a working capital surplus of approximately $23.4 million, of which approximately $18.3 million and $6.0 million is attributable to an accounts receivable from a related party, and real estate held for sale, respectively, each of which are held by Megawest, the Company’s 58.51% owned subsidiary.  As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. In addition, the Company has a limited operating history prior to the acquisition of Bandolier.  At October 31, 2015, the Company had cash and cash equivalents of $526,135.  The Company’s primary source of operating funds since inception has been equity financings.

As a result of the execution of the purchase agreement with Horizon I Investments, LLC as discussed in Note 16, the Company received $750,000 in debt financing, which amount management intends to use to fund operating expenses pending consummation of the Horizon Transaction. To address the current challenging oil and gas environment, and in order to increase the value of the Company’s oil and gas assets, management has also curtailed certain oil and gas operations, and focused on the Company’s technology and related initiatives, as well as the Horizon Transaction. In addition to the Horizon Transaction and the Megawest Transaction, the Company is exploring farm in and joint venture opportunities for its oil and gas assets as well other opportunities to increase shareholder value. No assurances can be given that management will be successful.

5.	Business Acquisition

Acquisition of Interest in Bandolier Energy LLC.   On May 30, 2014, the Company entered into a Subscription Agreement pursuant to which the Company was issued a 50% interest in Bandolier Energy, LLC (“Bandolier”) in exchange for a capital contribution of $5.0 million (the “Bandolier Acquisition”). In connection with the Bandolier Acquisition, the Company has the right to appoint a majority of the board of managers of Bandolier. The Company’s Executive Chairman is a manager of, and investor in, Pearsonia West Investment Group, LLC (“PWIG”), a special purpose vehicle formed for the purpose of investing in Bandolier with the Company and Ranger Station, LLC (“Ranger Station”). Concurrently with the Bandolier Acquisition, PWIG was issued a 44% interest in Bandolier for cash consideration of $4.4 million, and Ranger Station was issued a 6% interest in Bandolier for cash consideration of $600,000. In connection with PWIG’s investment in Bandolier, the Company and PWIG entered into an agreement, dated May 30, 2014, granting the members of PWIG an option, exercisable at any time prior to May 30, 2017, to exchange their pro rata share of the Bandolier membership interests for shares of the Company’s common stock, at a price of $16 per share, subject to adjustment (the “Option”). The Option, if fully exercised, would result in the Company issuing 275,000 shares of its common stock, or 6% to the members of PWIG.

The Company has operational control along with a 50% ownership interest in Bandolier. As a result, the Company consolidates Bandolier. The remaining 50% non–controlling interest represents the equity investment from PWIG and Ranger Station.

On May 30, 2014, Bandolier acquired for $8,712,893, less a $407,161 claw back, all of the issued and outstanding equity of Spyglass Energy Group, LLC (“Spyglass”), the owner of oil and gas leases, leaseholds, lands, and options and concessions thereto located in Osage County, Oklahoma. Spyglass controls a significant contiguous oil and gas acreage position in Northeastern Oklahoma, consisting of approximately 106,000 acres, with substantial original oil in place, stacked reservoirs, as well as exploratory and development opportunities that can be accessed through both horizontal and vertical drilling. Significant infrastructure is already in place including 32 square miles of 3D seismic, 3 phase power, a dedicated sub-station as well as multiple oil producing horizontal wells.  No additional contingencies were assumed.

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

	For the Three Months Ended	For the Six Months Ended
	October 31, 2014	October 31, 2014
Revenues	$1,184,375	$2,217,467
Net loss	$(1,681,079)	$(3,187,533)
Net loss per common share - Basic and diluted	$(0.41)	$(0.79)
Weighted average number of common shares outstanding - Basic and diluted	4,029,839	4,029,839

6.	Accounts Receivable – Related Party

As discussed in Note 1, on October 15, 2015, the Company entered into the Contribution Agreement with Megawest and Fortis, pursuant to which the Company and Fortis each agreed to assign certain assets to Megawest in exchange for the Megawest Shares.

Upon execution of the Contribution Agreement, (i) the Company transferred its 50% membership interest in Bandolier with a net book value of $7,119,798, and cancelled all of its ownership interest in the then issued and outstanding Megawest Shares, and (ii) Fortis transferred certain indirect interests held in 30 condominium units and the rights to any profits and proceeds therefrom, with a book value of $15,544,382, to Megawest. Immediately thereafter, Megawest issued to the Company 58,510 Megawest Shares, representing a 58.51% member interest in Megawest, as consideration for the assignment of the Bandolier Interest, and issued to Fortis 41,490 Megawest Shares, representing a 41.49% member interest in Megawest, as consideration for the condominiums assigned to Megawest by Fortis.

As of October 31, 2015, the Company recorded an accounts receivable – related party in the amount of $17,383,341 which was due from Fortis for the sale of 18 condominiums. See Note 7.  The Company also recorded an accounts receivable – related party in the amount of $888,375 for deposits received on the sale of additional units that was being held in escrow and an offsetting liability of $888,375 for the deposits received.  These funds were received by Megawest subsequent to October 31, 2015. These funds are held currently by Megawest and controlled by the board of directors of Megawest, consisting of two members appointed by Fortis, and one by the Company.

7.	Real Estate Held for Sale

As discussed above, the Company acquired an interest in 30 condominium units pursuant to the Megawest Transaction.  Between October 15, 2015 and October 31, 2015, the Company sold 18 condominium units with a book value of $9,522,603 for gross proceeds of $18,347,111.  The Company incurred commissions and closing costs of $963,770 for the 18 units sold.  As of October 31, 2015, proceeds from the sale of the 18 units was received by Fortis, but had not yet been transferred to the Company. See Note 6.

The following table summarizes the activity for real estate held for sale:

October 31, 2015
Balance at April 30, 2015	$-
Additions - 30 condominium units contributed by Fortis	15,544,382
Cost of sales - 18 condominium units	(9,522,603)
Balance at October 31, 2015	$6,021,779

The Company reviewed the accounting standards, Real Estate - General (ASC 970-10) and Property, Plant, and Equipment (ASC 360-10), to determine the appropriate classification for this property. According to ASC 970-10, real estate that is held for sale in the ordinary course of business is classified as inventory, which is a current asset. ASC 360-10 provides the following criteria for property to be classified as held for sale:

•	Management with the appropriate authority commits to a plan to sell the asset;
•	The asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;
•	An active program to locate a buyer and other actions required to complete the plan of sale have been initiated;
•	The sale of the property or asset within one year is probable and will qualify for accounting purposes as a sale;
•	The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and
•	Actions required to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The Company had sales of units during the period and has reviewed the recent interest for remaining units. Based on the review, the Company believes that the sale of the remaining units within one year is probable. The Company concluded that all of these criteria have been met for these properties and that they are appropriately classified as held for sale in current assets.

8.	Oil and Gas Assets

The following table summarizes the oil and gas assets by project:

Cost	Oklahoma	Kansas	Missouri	Other	Total
Balance April 30, 2015	$6,935,000	$7,803,020	$918,991	$100,000	$15,757,011
Additions	7,283	-	-	-	7,283
Disposals	(279,013)	-	-	-	(279,013)
Depreciation, depletion and amortization	(23,042)	(58,634)	-	-	(81,676)
Balance October 31, 2015	$6,640,228	$7,744,386	$918,991	$100,000	$15,403,605

During the six months ended October 31, 2015, the Company disposed of oil and gas assets and received proceeds totaling $279,013. The proceeds were offset against the full cost pool therefore no gain or loss was recognized.

As of April 30, 2015, the Company performed a ceiling test on the oil and gas assets and recognized an impairment charge of $1,246,975. As of October 31, 2015, the Company performed a ceiling test on the oil and gas assets and no impairment was noted.

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

Pursuant to the new terms, assuming estimated completion costs of $300,000 per vertical well, the drilling obligations only require capital expenditures of: $1.8 million in 2016, $2.7 million in 2017, and $3.6 million in 2018, collectively $8.1 million to hold the entire concession.  This represents a cost savings to the Company of approximately $14.0 million while gaining an extra three years of potential control.

The Company is currently exploring multiple options for development for the Pearsonia Concession including entertaining inquiries from industry and joint venture partners.

9.	Intangible Assets

Acquisition of Havelide and Coalthane Assets.  On February 18, 2015, Petro Spring I, LLC ("Petro Spring I"), a Delaware limited liability company wholly owned by Petro Spring, entered into a definitive asset purchase agreement ("Havelide Purchase Agreement") to purchase substantially all of the assets of Havelide GTL LLC ("Havelide") and Coalthane Tech LLC ("Coalthane"), consisting of certain patents and other intellectual property, trade secrets, and assets developed and owned by Havelide to produce a gasoline-like liquid and high-purity hydrogen from natural gas, at low temperature and at low pressure (the "Havelide Assets") and consisting of certain patents and other intellectual property, trade secrets, and assets developed and owned by Coalthane to reduce the methane from coal mines and other wells (the "Coalthane Assets").  The purchase of the Coalthane and Havelide Assets was consummated on February 27, 2015.  The acquisitions reflect the increased focus on technology solutions in an effort to diversify our business amid a challenging oil price environment.  We believe the patents acquired can potentially be licensed or sold for a profit.

The Company’s intangible assets are held by Petro Spring, a wholly owned technology focused subsidiary of the Company. It was launched with an intentionally broad mandate to acquire and commercialize cutting edge technologies with the intent to capitalize on the significant technological experience of its leadership team and network of industry relationships within the energy sector.

The Company’s intangibles assets consisted of the following:

	Estimated useful life	As of October 31, 2015	As of April 30, 2015
Patent rights	15 years	$2,223,686	$2,223,686
Less: accumulated amortization		(80,519)	(20,293)
Intangible assets, net		$2,143,167	$2,203,393

The Company recorded amortization expense of $30,113 and $0 for the three months ended October 31, 2015 and 2014, respectively, and recorded amortization expense of $60,226 and $0 for the six months ended October 31, 2015 and 2014, respectively.

As of April 30, 2015 and October 31, 2015, the Company performed an impairment assessment on the intangible assets and no impairment was noted.

The following table outlines estimated future annual amortization expense for the next five years and thereafter:

April 30,
2016 (remainder of year)	$59,489
2017	119,469
2018	119,469
2019	119,469
2020	119,469
Thereafter	1,605,802
$2,143,167

10.	Asset Retirement Obligations

The total future asset retirement obligation was estimated based on the Company’s ownership interest in all wells and facilities, the estimated legal obligations required to retire, dismantle, abandon and reclaim the wells and facilities and the estimated timing of such payments. The Company estimated the present value of its asset retirement obligations at both October 31, 2015 and April 30, 2015, based on a future undiscounted liability of $1,146,125 and $1,143,857, respectively. These costs are expected to be incurred within one to 24 years. A credit-adjusted risk-free discount rate of 10% and an inflation rate of 2% were used to calculate the present value.

Changes to the asset retirement obligation were as follows:

	October 31, 2015	April 30, 2015
Balance, beginning of period	$918,430	$818,010
Additions	-	52,514
Accretion	20,327	47,906
Total asset retirement obligations	938,757	918,430
Less: current portion of asset retirement obligations	(541,959)	(541,959)
Long-term portion of asset retirement obligations	$396,798	$376,471

Expected timing of asset retirement obligations:

Year Ending April 30,
2016 (remainder of year)	541,959
2017	212,000
2018	-
2019	-
2020	-
Thereafter	392,166
1,146,125
Effect of discount	(207,368)
Total	$938,757

As of October 31, 2015 and April 30, 2015, the Company has $0 of reclamation deposits with authorities to secure certain abandonment liabilities.

11.	Related Party Transactions

On October 30, 2015, Mr. Stephen Brunner joined the Company as President.  Mr. Brunner has been tasked with making oil and gas related decisions and execute the Company’s growth strategy. Under the terms of the contract, Mr. Brunner will receive a base salary of $5,000 per month from January 2016 until March 2016, which amount will increase to $10,000 per month thereafter. Mr. Brunner was also granted 53,244 stock options, which represents 1.25% of the Company’s outstanding common stock as of October 31, 2015, subject to vesting schedules, aligning his interests strongly with shareholders. He also has the right to purchase an additional 1.75% of the Company’s common stock subject to shareholder approval on the increase of the current stock option plan and achieving pre-defined target objectives.

The Company computed the fair value of the grant as of the date of grant utilizing a Black-Scholes option-pricing model using the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $1.78; exercise price of $2.00; expected volatility of 171%; and a discount rate of 2.16%. The grant date fair value of the award was $89,525. For the three and six months ended October 31, 2015, the Company expensed $17,905 and $17,905, respectively, to general and administrative expenses.

12.	Stockholders’ Equity

As of October 31, 2015 and April 30, 2015, the Company had 5,000,000 shares of blank check preferred stock authorized with a par value of $0.00001 per share. None of the blank check preferred shares were issued or outstanding.

As of October 31, 2015 and April 30, 2015, the Company had 29,500 shares of preferred B preferred stock authorized with a par value of $0.00001 per share (“Series B Preferred”). No Series B Preferred shares are issued or outstanding.

As of October 31, 2015 and April 30, 2015, the Company had 100,000,000 shares of common stock authorized with a par value of $0.00001 per share. There were 4,259,505 shares of common stock issued and outstanding as of October 31, 2015 and April 30, 2015.

13.	Stock Options

The following table summarizes information about the options changes of options for the period from Aril 30, 2015 to October 31, 2015 and options outstanding and exercisable at October 31, 2015:

	Options	Weighted Average Exercise Prices

Outstanding April 30, 2015	540,941		$12.00
Exercisable – April 30, 2015	158,241	$
Granted	453,039		$2.00
Exercised	-		$-
Forfeited/Cancelled	(395,629)		$11.71
Outstanding – October 31, 2015	598,352		$4.39
Exercisable – October 31, 2015	439,951		$5.21

Outstanding – Aggregate Intrinsic Value			$-
Exercisable – Aggregate Intrinsic Value			$-

The Company restructured its option plan by cancelling 395,629 options and issuing 453,039 options to new and existing option holders pursuant to the Amended and Restated 2012 Equity Compensation Plan.

For options issued during the six months ended October 31, 2015, the Company computed the fair value of the grant as of the date of grant utilizing a Black-Scholes option-pricing model using the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, range of $2.00 to $12.00; exercise price range of $2.00 to $12.00; expected volatility of 171%; and a discount rate range of 2.16% to 2.29%.

The following table summarizes information about the options outstanding and exercisable at October 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Price	Options	Weighted Avg. Life Remaining	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
$44.00	2,326	0.01 years	$44.00	2,326	$44.00
$12.00	132,987	8.18 years	$12.00	130,811	$12.00
$6.00	10,000	9.25 years	$6.00	10,000	$6.00
$2.00	453,039	10.0 years	$2.00	296,814	$2.00
	598,352			439,951
Aggregate Intrinsic Value			$-		$-

During the three months ended October 31, 2015 and 2014, the Company expensed approximately $1,174,000 and $485,000 to general and administrative expense for stock-based compensation pursuant to employment and consulting agreements. During the six months ended October 31, 2015 and 2014, the Company expensed approximately $1,403,000 and $674,200 to general and administrative expense for stock-based compensation pursuant to employment and consulting agreements.

As of October 31, 2015, the total intrinsic value of options outstanding and exercisable was $0.

During the three and six months ended October 31, 2015, the Company had no other stock-based compensation expense.

As of October 31, 2015, the Company has approximately $683,000 in unrecognized stock-based compensation expense, which will be amortized over a weighted average exercise period of 4.25 years.

Warrants:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding and exercisable – April 30, 2015	336,458	$36.00	2.29
Forfeited	-	-	-
Granted	-	-	-
Outstanding and exercisable – October 31, 2015	336,458	$36.00	2.04

There were no changes of the Company’s warrants during the six months ended October 31, 2015. The aggregate intrinsic value of the outstanding warrants was $0.

14.	Non-Controlling Interest

At October 31, 2015 the Company’s non–controlling interest was as follows:

	Bandolier	Fortis	Total
Non–controlling interest at April 30, 2015	$3,644,776	$-	$3,644,776
Contribution of real estate by non-controlling interest holders	-	9,403,368	9,403,368
Non–controlling interest share of income (losses)	(154,987)	3,197,117	3,042,130
Non–controlling interest at October 31, 2015	$3,489,789	$12,600,485	$16,090,274

15.	Segment Information

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the three and six months ended October 31, 2015 and 2014 and as of October 31, 2015, and April 30, 2015, are as follows:

	Oil and Gas	Real Estate	Total
Three months ended October 31, 2015
Revenue	$–	$18,347,111	$18,347,111
Cost of revenue	–	(10,486,373)	(10,486,373)
Gross margin	–	7,860,738	7,860,738
Operating expenses	(1,572,311)	-	(1,572,311)
Operating profit/(loss )	(1,572,311)	7,860,738	6,288,427

Three months ended October 31, 2014
Revenue	$757,485	$–	$757,485
Cost of revenue	–	–	–
Gross margin	757,485	–	757,485
Operating expenses	(1,860,510)	–	(1,860,510)
Operating profit/(loss)	(1,103,025)	–	(1,103,025)

Six months ended October 31, 2015
Revenue	$62,841	$18,347,111	$18,409,952
Cost of revenue	–	(10,486,373)	(10,486,373)
Gross margin	62,841	7,860,738	7,860,738
Operating expenses	(2,404,325)	-	(2,404,325)
Operating profit/(loss )	(2,341,484)	7,860,738	5,519,254

Six months ended October 31, 2014
Revenue	$1,423,761	$–	$1,423,761
Cost of revenue	–	–	–
Gross margin	1,423,761	–	1,423,761
Operating expenses	(4,240,362)	–	(4,240,362
Operating profit/(loss)	(2,816,601)	–	(2,816,601)

October 31, 2015
Cash and cash equivalents (excludes $125,000 of restricted cash)	$526,135	$–	$526,135
Investment in real estate	–	6,021,779	6,021,779
Oil and gas assets, net	15,403,606	–	15,403,606
Intangible assets, net	2,143,167	–	2,143,167

April 30, 2015
Cash and cash equivalents (excludes $125,000 of restricted cash)	$1,010,543	$–	$1,010,543
Investment in real estate	–	–	–
Oil and gas assets, net	15,757,011	–	15,757,011
Intangible assets, net	2,203,393	–	2,203,393

16.	Contingency and Contractual Obligations

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

(d) Mega West Energy Missouri Corp. (“Megawest”), a wholly owned subsidiary of the Company, was previously involved in two cases related to oil leases in West Central, Missouri.  The first case (James Long and Jodeane Long v. Mega West Energy Missouri and Petro River Oil Corp., case number 13B4-CV00019) was a case for unlawful detainer, pursuant to which the plaintiffs contended that a Megawest oil and gas lease had expired and Megawest was unlawfully possessing the plaintiffs’ real property by asserting that the leases remained in effect.  Megawest filed a second case on October 14, 2014 (Mega West Energy Missouri Corp. v. James Long, Jodeane Long, and Arrow Mines LLC, case number 14VE-CV00599).  This case was pending in Vernon County, Missouri.  Although the two cases were separate, they were interrelated.  In the Vernon County case, Megawest made claims for: (1) replevin for personal property; (2) conversion of personal property; (3) breach of the covenant of quiet enjoyment regarding the lease; (4) constructive eviction of the lease; (5) breach of fiduciary obligation against James Long; (6) declaratory judgment that the oil and gas lease did not terminate; and (7) injunctive relief to enjoin the action pending in Barton County, Missouri.  On September 21, 2015, the parties entered into a Settlement and Release Agreement for both cases.   The parties agreed to release their claims and dismiss their lawsuits with prejudice.  Megawest released its claims to certain leases and the plaintiffs purchased certain personal property from Megawest.  The matters have been completely resolved, and the cases dismissed.

(e) The Company is from time to time involved in legal proceedings in the ordinary course of business. It does not believe that any of these claims and proceedings against it is likely to have, individually or in the aggregate, a material adverse effect on its financial condition or results of operations.

17.	Subsequent Events:

Acquisition of Horizon Investments.  On December 1, 2015, the Company entered into a conditional purchase agreement with Horizon I Investments, LLC ("Horizon Investments") ("Purchase Agreement"). Under the terms of the Purchase Agreement, the Company intends to acquire from Horizon Investments, no earlier than April 30, 2016 (the "Closing Date"), and subject to the satisfaction of certain conditions set forth in the Purchase Agreement (the "Horizon Transaction"): (i) a 20% membership interest in Horizon Energy Partners, LLC ("Horizon Energy Partners"); (ii) certain promissory note issued by Horizon Investments to the Company in the principal amount of $750,000 ("Horizon Note"); (iii) approximately $690,000 currently held in escrow pending Closing (the "Closing Proceeds"); and (iv) certain bank, investment and other accounts maintained by Horizon Investments, in an amount which, together with the principal amount of the Horizon Note and the Closing Proceeds, total not less than $5.0 million (collectively, the "Purchased Assets").  The consideration for the Purchased Assets is 10,168,333 post-split shares of the Company's common stock, which shares shall be issued to Horizon Investments on the Closing Date.

The Escrow Proceeds are being held in a third party escrow account under the terms of an Escrow Agreement, dated November 17, 2015 ("Escrow Agreement").  Under the terms of the Escrow Agreement, the Escrow Proceeds will be disbursed to the Company upon consummation of the Horizon Transaction, the issuance to certain investors of 230.0 million shares of the Company's Common Stock, as well as the satisfaction of other release conditions set forth in the Escrow Agreement. Horizon Energy Partners is an oil and gas exploration and development company with a portfolio of domestic and international assets. Horizon Energy Partner’s key projects include two assets located in the United Kingdom, adjacent to the giant Wytch Farm oil field, the largest onshore oil field in Western Europe.  Other projects include the redevelopment of a large oil field in Kern County, California and the development of an additional recent discovery in Kern County. The Company will provide more detail on each project on or prior to the closing of the Horizon Transaction.

Issuance of Horizon Note.  On December 1, 2015, the Company issued the Horizon Note, in the principal amount of $750,000, the proceeds of which are to be used for working capital purposes. Interest on the Horizon Note is due upon the earlier to occur of closing of the Horizon Transaction, or December 31, 2016. Amounts due under the terms of the Horizon Note accrue interest at an annual rate equal to one half of one percent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except as otherwise indicated by the context, references in this Quarterly Report to “we”, “us”, “our” or the “Company” are to the consolidated businesses of Petro River Oil Corp. and its wholly-owned direct and indirect subsidiaries and majority-owned subsidiaries, except that references to “our common stock” or “our capital stock” or similar terms refer to the common stock, par value $0.00001 per share, of Petro River Oil Corp., a Delaware corporation (the “Company”).

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

Business Overview

Petro River Oil Corp. is an independent exploration and development company with a focus on drilling, recompletions, and applying modern technologies to oil and gas assets.

We benefit from having an experienced management team with proven acquisition, operating and financing capabilities. Stephen Brunner, the Company’s newly appointed President, has over 30 years domestic and international operations background in the oil and gas exploration and production industry.  Mr. Scot Cohen, our Executive Chairman, has over 20 years of financial management experience including five years as managing partner of Iroquois Capital Opportunity Fund, a private equity fund focused on oil and gas. He has raised equity and debt for a number of small and microcap public companies.

The Company is focused on developing its Mississippi Lime acreage and acquiring attractive oil and gas assets in this current depressed oil market. It has recently closed on the Megawest Transaction in which it plans to jointly develop the vertical drilling program for our Pearsonia West Concession, consisting of 106,500 contiguous acres in Osage County, Oklahoma It has also announced its purchase agreement to acquire Horizon Investments, which includes a portfolio of domestic and international oil and gas assets.

In addition to the Horizon Transaction and the Megawest Transaction, the Company is exploring farm in and joint venture opportunities for its oil and gas assets as well other opportunities to increase shareholder value.  No assurances can be given that management will be successful.

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

Recent Developments

Consummation of Reverse Stock Split.  On December 7, 2015 (the “Effective Date”), the Company effected a one (1) for two hundred (200) reverse split of its issued and outstanding common stock (the “Reverse Split”), and, immediately following the Reverse Split, filed an amendment to its Certificate of Incorporation with the Delaware Secretary of State to increase the Company's authorized number of shares of common stock to 100.0 million.  The reverse stock split was approved by the Company's shareholders at the Company’s annual meeting of shareholders on July 8, 2015 and the specific ratio was subsequently determined at a meeting of the company's Board of Directors on November 11, 2015. Following the filing of an amendment to the Company’s Certificate of Incorporation with the Delaware Secretary of State on December 1, 2015, each 200 shares of issued and outstanding common stock were converted into one share of common stock. On the Effective Date, the Company's common stock will begin trading under a new CUSIP number (71647K303). The Company's ticker symbol, "PTRC", will remain unchanged; however, the ticker symbol will be represented as "PTRCD" for 20 trading days commencing on the Effective Date to designate the Reverse Split.

As a result of the Reverse Split, the number of outstanding common shares will be reduced from 851,901,079 to 4,259,505, subject to adjustment for fractional shares. No fractional shares are to be issued, with fractional shares of common stock to be rounded up to the nearest whole share.

Acquisition of Horizon Investments.  On December 1, 2015, the Company entered into a conditional purchase agreement with Horizon I Investments, LLC ("Horizon Investments") ("Purchase Agreement"). Under the terms of the Purchase Agreement, the Company intends to acquire from Horizon Investments, no earlier than April 30, 2016 (the "Closing Date"), and subject to the satisfaction of certain conditions set forth in the Purchase Agreement (the "Horizon Transaction"): (i) a 20% membership interest in Horizon Energy Partners, LLC ("Horizon Energy Partners"); (ii) certain promissory note issued by Horizon Investments to the Company in the principal amount of $750,000 ("Horizon Note"); (iii) approximately $690,000 currently held in escrow pending Closing (the "Closing Proceeds"); and (iv) certain bank, investment and other accounts maintained by Horizon Investments, in an amount which, together with the principal amount of the Horizon Note and the Closing Proceeds, total not less than $5.0 million (collectively, the "Purchased Assets").  The consideration for the Purchased Assets is 2,033,666,667 shares of the Company's common stock, which shares shall be issued to Horizon Investments on the Closing Date.

The Escrow Proceeds are being held in a third party escrow account under the terms of an Escrow Agreement, dated November 17, 2015 ("Escrow Agreement").  Under the terms of the Escrow Agreement, the Escrow Proceeds will be disbursed to the Company upon consummation of the Horizon Transaction, the issuance to certain investors of 230 million pre-split shares of the Company's common stock, as well as the satisfaction of other release conditions set forth in the Escrow Agreement.

Horizon Energy Partners is an oil and gas exploration and development company with a portfolio of domestic and international assets. Horizon Energy Partner’s key projects include two assets located in the United Kingdom, adjacent to the giant Wytch Farm oil field, the largest onshore oil field in Western Europe.  Other projects include the redevelopment of a large oil field in Kern County, California and the development of an additional recent discovery in Kern County. The Company will provide more detail on each project on or prior to the closing of the Horizon Transaction.

Issuance of Horizon Note.  On December 1, 2015, the Company issued the Horizon Note, in the principal amount of $750,000, the proceeds of which are to be used for working capital purposes.  Interest on the Horizon Note is due upon the earlier to occur of closing of the Horizon Transaction, or December 31, 2016.  Amounts due under the terms of the Horizon Note accrue interest at an annual rate equal to one half of one percent.

Megawest Transaction.  On October 15, 2015, the Company entered into a contribution agreement (the “Contribution Agreement”), with Megawest Energy Kansas Corporation, a Delaware corporation and wholly owned subsidiary of the Company (“Megawest”), and Fortis Property Group, LLC, a Delaware limited liability company (“Fortis”), pursuant to which the Company and Fortis each agreed to assign certain assets to Megawest in exchange for shares of MegaWest common stock (“Megawest Shares”).

Upon execution of the Contribution Agreement, (i) the Company transferred its 50% membership interest in Bandolier Energy, LLC (the “Bandolier Interest”), with a book value of $7,119,798, together with Megawest’s existing net assets to Megawest, and cancelled all of its ownership interest in the then issued and outstanding Megawest Shares, and (ii) Fortis transferred certain indirect interests held in 30 condominium units and the rights to any profits and proceeds therefrom, with a book value of $15,554,382, to Megawest. Immediately thereafter, Megawest issued to the Company 58,510 Megawest Shares, or 58.51% of the now issued and outstanding Megawest Shares, as consideration for the assignment of the Bandolier Interest, and issued to Fortis 41,490 Megawest Shares, or the remaining 41.49% of the remaining issued and outstanding Megawest Shares, as consideration for the assets assigned to Megawest by Fortis.  Subject to the terms and conditions of the Contribution Agreement, following six months after the execution of the Contribution Agreement, the board of Megawest will engage in a valuation of the Company’s contribution to determine the fair market value (the “Redetermination”). Any shortfall from the initial valuation at contribution resulting from the Redetermination shall be required to be funded by the Company. The board of Megawest shall have certain remedies to exercise against the Company (including a right to foreclose on all of the Company’s equity in Megawest) upon a failure by the Company to fund the shortfall following the Redetermination.  In the event of foreclosure, the Bandolier Interest would revert back to the Company.

Appointment of Stephen Brunner, as President of Company.  On October 30, 2015, Mr. Stephen Brunner joined the Company as President.  Mr. Brunner has been tasked with making oil and gas related decisions and execute the Company’s growth strategy. Under the terms of the contract, Mr. Brunner is granted the right to purchase up to 1.25% of the Company’s outstanding common stock, subject to vesting schedules, aligning his interests strongly with shareholders. He also has the right to purchase an additional 1.75% of the Company’s common stock subject to shareholder approval on the increase of the current stock option plan and achieving pre-defined target objectives.

Mr. Brunner has over 30 years domestic and international operations background in the exploration and production industry as well as extensive public company management experience. Mr. Brunner most recently served as the President and Chief Executive Officer of Constellation Energy Partners where he has been in various roles since 2008. Mr. Brunner also served as the Executive Vice President for Pogo Producing Company responsible for business units both domestic and international. During his tenure at Pogo, he also served as the Resident Manager of Thaipo Limited, a subsidiary of Pogo located in Thailand, responsible for all aspects of offshore oil and gas development. Mr. Brunner also held various positions with Zilkha Energy Company, Chevron Corporation and Tenneco Oil Company prior to Pogo.

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

As of April 30, 2015, management performed a ceiling test on the Oklahoma assets acquired in the Bandolier transaction.  As a result, the Company recognized an impairment charge of $1,246,975 on the Oklahoma oil and gas assets. No further impairment was recognized on these assets during the six month ended October 31, 2015.

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

Results of Operations for the Three Months Ended October 31, 2015 Compared to Three Months Ended October 31, 2014

Oil Sales

During the three months ended October 31, 2015, the Company recognized $0 in oil and gas sales, compared to sales of $757,485 for the three months ended October 31, 2014. The overall decrease in sales of $757,485 is primarily due to the Company continuing to decrease operations and shut-in wells in light of the current challenging oil price environment.

Sales of Real Estate and Cost of Revenue

During the three months ended October 31, 2015, the Company recognized $18,347,111 and $10,486,373 in real estate sales and cost of revenues, respectively, compared to sales and cost of revenue of $0 for the three months ended October 31, 2014. The increase in real estate sales of $18,347,111 is due to the consummation of the Megawest Transaction.

Lease Operating Expenses

During the three months ended October 31, 2015, lease operating expenses were $84,035, as compared to lease operating expense of $446,829 for the three months ended October 31, 2014. The overall decrease in lease operating expense of $362,794 is primarily attributable to management’s commitment to substantially reduce operating expenses in light of the current challenging oil price environment.

General and Administrative Expense

General and administrative expense for the three months ended October 31, 2015 were $1,418,386, as compared to $1,190,500 for the three months ended October 31, 2014. The increase is primarily attributable to an increase in stock based compensation due to the restructuring of the option plan offset by decreases in general and administrative expenses due to management’s commitment to substantially reduce expenses in light of the current challenging oil price environment. These changes are outlined below:

	For the Three Months Ended	For the Three Months Ended
	October 31, 2015	October 31, 2014
Salaries and benefits	$1,254,887	$533,601
Professional fees	120,334	595,519
Office and administrative	40,157	62,654
Information technology	3,008	3,226

	$1,418,386	$1,195,000

Salary and benefits include non-cash stock-based compensation of $1,174,078 for three months ended October 31, 2015 compared to $485,010 for the three months ended October 31, 2014. The increase in stock-based compensation from the prior comparable period is due to the restructuring of the option plan resulting in the recording of any unrecognized compensation from the original awards as well as additional awards were expensed during the three months ended October 31, 2015, which were expensed over the corresponding vesting periods. This increase was offset by a significant decrease in professional fees, office and administrative and information technology due to management’s commitment to substantially reduce expenses in light of the current challenging oil price environment.

Results of Operations for the Six Months Ended October 31, 2015 Compared to Six Months Ended October 31, 2014

Oil Sales

During the six months ended October 31, 2015, the Company recognized $62,841 in oil and gas sales, compared to sales of $1,423,761 for the six months ended October 31, 2014. The overall decrease in sales of $1,360,920 is primarily due to the Company continuing to decrease operations and shut-in wells in light of the current challenging oil price environment.
Sales of Real Estate and Cost of Revenues

During the six months ended October 31, 2015, the Company recognized $18,347,111 and $10,486,373 in real estate sales and cost of revenue, respectively, compared to sales and cost of revenue of $0 for the six months ended October 31, 2014. The increase in real estate sales of $18,347,111 is primarily due to the consummation of the Megawest Transaction.

Lease Operating Expenses

During the six months ended October 31, 2015, lease operating expenses were $259,988, as compared to lease operating expenses of $787,497 for the six months ended October 31, 2014. The overall decrease in lease operating expenses of $527,509 is primarily attributable to the primarily attributable to management’s commitment to substantially reduce operating expenses in light of the current challenging oil price environment.

General and Administrative Expense

General and administrative expense for the six months ended October 31, 2015 was $1,978,361, as compared to $3,052,032 for the six months ended October 31, 2014. The decrease is primarily attributable to management’s commitment to substantially reduce general and administrative expense in light of the current challenging oil price environment, offset by an increase in stock based compensation compared to the 2014 period. These changes are outlined below:

	For the Six Months Ended	For the Six Months Ended
	October 31, 2015	October 31, 2014
Salaries and benefits	$1,605,342	$794,766
Professional fees	242,051	1,893,005
Office and administrative	127,960	350,841
Information technology	3,008	13,420

	$1,978,361	$3,052,032

Salary and benefits include non-cash stock-based compensation of $1,403,008 for six months ended October 31, 2015 compared to $674,254 for the six months ended October 31, 2014. The increase in stock-based compensation from the prior comparable period is due to the restructuring of the option plan resulting in the recording of any unrecognized compensation from the original awards as well as additional awards were expensed during the six months ended October 31, 2015 which were expensed over the corresponding vesting periods. This increase was offset by a significant decrease in professional fees, office and administrative and information technology due to management’s commitment to substantially reduce expenses in light of the current challenging oil price environment.

Liquidity and Capital Resources

At October 31, 2015, the Company had working capital of approximately $23.4 million.  The substantial increase in working capital is principally due to the consummation of the Megawest Transaction during October 2015, which resulted in a substantial increase in current assets in the form of amounts due from a third party and real estate held for sale.  The amount due from a third party was paid subsequent to October 31, 2015.  However, substantially all of these amounts are held by Megawest and controlled by the board of directors of Megawest, consisting of two members appointed by Fortis, and one by the Company.  In the event following the Redetermination there is a shortfall from the initial valuation of the Bandolier Interest transferred to Megawest under the terms of the Contribution Agreement, the Company will be required to fund such shortfall, and any unfunded shortfall may result in the foreclosure on the Company’s interest in Megawest.  In the event of foreclosure, the Bandolier Interest would revert back to the Company.

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

Operating Activities

The Company used $815,928 in operating activities during the six months ended October 31, 2015, as compared to $2,091,830 used in operating activities during the six months ended October 31, 2014. The Company incurred net income during the six months ended October 31, 2015 of $5,525,555 as compared to a net loss of $(2,816,568) for six months ended October 31, 2014. For the six months ended October 31, 2015, the net income was increase by non-cash items such as stock-based compensation, depreciation, depletion and amortization, accretion of asset retirement obligation and cost of real estate sales. Cash used in operations was also influenced by increases in accounts receivable, prepaid expenses and deposit on real estate sales in escrow as well as a decrease in accounts payable and accrued expenses. For the six months ended October 31, 2014, the loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and amortization, and accretion of asset retirement obligation. Cash used in operations was also influenced by increases in accounts receivable and prepaid expenses as well as a decrease in accounts payable and accrued expenses.

Investing Activities

Investing activities during the six months ended October 31, 2015 provided $331,520, as compared to $8,509,265 during the six months ended October 31, 2014. During the six months ended October 31, 2015, the Company incurred $7,283 of expenditures on oil and gas assets as part of the Bandolier acquisition compared to $8,333,510 during the six months ended October 31, 2014. During the six months ended October 31, 2015, the Company received $279,013 and $60,000 from the disposal of oil and gas assets and equipment, respectively. During the six months ended October 31, 2014, the Company used $39,756 and $125,000 for the purchase of equipment and certificate of deposit, respectively.

Financing Activities

During the six months ended October 31, 2015 and 2014, the Company had $0 and $4,998,074 in cash provided by financing activities. During the six month period ended October 31, 2014, $5,000,000 was contributed from the non-controlling interest holder of Bandolier. This increase was offset by $1,926 paid on a vehicle note payable.

Capitalization

The number of outstanding shares and the number of shares that could be issued if all convertible instruments are converted to shares is as follows:

As of	October 31, 2015	October 31, 2014
Common shares	4,259,505	4,092,839
Stock Options	598,352	534,691
Stock Purchase Warrants	336,458	203,125
	5,194,315	4,830,655

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

On October 7, 2014, Spyglass, along with other defendants, filed a motion to dismiss the Proceeding on various procedural and legal arguments.  Plaintiffs filed their response to the motion to dismiss on October 27, 2014.  Spyglass filed its reply brief on November 10, 2014 and the plaintiffs have been granted leave until November 19, 2014 to file a surreply to Splyglass’s reply brief.  Once the briefing cycle is concluded on November 19, 2014, the motion to dismiss becomes ripe for determination by the court.  Oral arguments may be ordered by the court.  There is no specific timeline by which the court must render a ruling.

(d) Mega West Energy Missouri Corp. (“Megawest”), a wholly owned subsidiary of the Company, was previously involved in two cases related to oil leases in West Central, Missouri.  The first case (James Long and Jodeane Long v. Mega West Energy Missouri and Petro River Oil Corp., case number 13B4-CV00019) was a case for unlawful detainer, pursuant to which the plaintiffs contended that a Megawest oil and gas lease had expired and Megawest was unlawfully possessing the plaintiffs real property by asserting that the leases remained in effect.  Megawest filed a second case on October 14, 2014 (Mega West Energy Missouri Corp. v. James Long, Jodeane Long, and Arrow Mines LLC, case number 14VE-CV00599).  This case was pending in Vernon County, Missouri.  Although the two cases were separate, they were interrelated.  In the Vernon County case, Megawest  made claims for: (1) replevin for personal property; (2) conversion of personal property; (3) breach of the covenant of quiet enjoyment regarding the lease; (4) constructive eviction of the lease; (5) breach of fiduciary obligation against James Long; (6) declaratory judgment that the oil and gas lease did not terminate; and (7) injunctive relief to enjoin the action pending in Barton County, Missouri.  On September 21, 2015, the parties entered into a Settlement and Release Agreement for both cases.   The parties agreed to release their claims and dismiss their lawsuits with prejudice.  Megawest released its claims to certain leases and the plaintiff purchased certain personal property from Megawest.  The matters have been completely resolved, and the cases dismissed.

(e) The Company is from time to time involved in legal proceedings in the ordinary course of business. It does not believe that any of these claims and proceedings against it is likely to have, individually or in the aggregate, a material adverse effect on its financial condition or results of operations.

ITEM 1A. RISK FACTORS
Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended April 30, 2015, filed on August 13, 2015. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

We have identified the following risk factor in addition to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2015:

In the event of a Redetermination of the value of the Bandolier Interest contributed to Megawest, the Company may be required to fund any shortfall in such valuation, which the Company may not be able to fund.  Failure to fund the shortfall will result in a material and adverse effect on our financial condition and results from operations.

Consummation of the Megawest Transaction resulted in a substantial increase in our assets and total revenue during the quarter ended October 31, 2015.  However, substantially all of these amounts are held by Megawest and controlled by the board of directors of Megawest, consisting of two members appointed by Fortis, and one by the Company.  In the event following the Redetermination of the valuation of the Bandolier Interest contributed by the Company to Megawest under the terms of the Contribution Agreement, there is a shortfall from the initial valuation of the value of the Bandolier Interest transferred to Megawest, the Company will be required to fund such shortfall, and any unfunded shortfall may result in the foreclosure on the Company’s interest in Megawest.  No assurances can be given that the value of the Bandolier Interest following six months from the date of the Contribution Agreement will equal the initial valuation, or if such value is below the initial valuation, that we will be able to fund such shortfall. Any requirement to fund a shortfall, or in the event of a foreclosure, our results from operations and financial condition will be materially and adversely affected.  In the event of foreclosure, the Bandolier Interest would revert back to the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a) There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b) There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during the quarter ended October 31, 2015.

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

(b) Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1 (1)	Certificate of Amendment to the Certificate of Incorporation of Petro River Oil Corporation, effective December 1, 2015 (Reverse Split).
3.2 (2)	Certificate of Amendment to the Certificate of Incorporation of Petro River Oil Corporation, effective December 1, 2015 (Authorized Increase).
10.1 (3)	Employment Agreement, by and between Petro River Oil Corp. and Stephen Brunner, dated October 30, 2015.
10.2 (4)	Contribution Agreement, by and between Petro River Oil Corp., Megawest Energy Kansas Corporation and Fortis Property Group, dated October 30, 2015, effective October 15, 2015.
10.3 (5)	Conditional Purchase Agreement, by and between Petro River Oil Corp. and Horizon I Investments, LLC, dated December 1, 2015.
10.4 (6)	Form of Escrow Agreement.
10.5 (7)	Non-Recourse Note, by and between Petro River Oil Corp. and Horizon I Investments, LLC, dated December 1, 2015.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1 (8)	Unaudited statement of revenues and direct operating expenses of Spyglass Energy Group, LLC for the years ended December 31, 2013 and 2012, and for the three months ended March 31, 2014.
99.2 (9)	Unaudited pro forma condensed consolidated balance sheet as of April 30, 2014, and unaudited pro forma condensed consolidated statement of operations for the year ended April 30, 2014.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Previously filed as Exhibit 3.1 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 7, 2015.
(2)	Previously filed as Exhibit 3.1 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 7, 2015.
(3)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 5, 2015.
(4)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 5, 2015.
(5)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 7, 2015.
(6)	Previously filed as Exhibit 10.2 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 7, 2015.
(7)	Previously filed as Exhibit 10.3 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 7, 2015.
(8)	Previously filed as Exhibit 99.1 to the Company’s Form 8-K/A filed with the Securities and Exchange Commission on August 15, 2014.
(9)	Previously filed as Exhibit 99.1 to the Company’s Form 8-K/A filed with the Securities and Exchange Commission on September 24, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO RIVER OIL CORP.

	By:	/s/ Scot Cohen
	Name:	Scot Cohen
	Title:	Executive Chairman

	By:	/s/ David Briones
	Name:	David Briones
	Title	Chief Financial Officer

Date: December 15, 2015