Form 10-Q
period 2016-01-31
Petro River Oil Corp.
filed 2016-03-21
CIK 1172298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 21, 2016
Common Stock, $0.00001 par value per share	4,263,671 shares

-i-

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

 Petro River Oil Corp. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	As of
	January 31, 2016	April 30, 2015
Assets
Current Assets:
Cash and cash equivalents	$1,324,288	$1,010,543
Certificate of deposit - restricted	125,000	125,000
Accounts receivable - oil and gas	8,044	42,688
Accounts receivable - related party	5,980,339	-
Accrued interest on notes receivable - related party	44,095	-
Real estate - held for sale	3,282,292	-
Prepaid expenses and other current assets	45,964	52,771
Prepaid oil and gas development costs	735,798	-
Total Current Assets	11,545,820	1,231,002

Oil and gas assets, full cost method
Costs subject to amortization, net	690,420	6,935,000
Costs not being amortized, net	100,000	8,822,011
Property, plant and equipment, net of accumulated depreciation of $308,032 and $313,508, respectively	2,532	60,953
Intangible assets, net of accumulated amortization of $110,632 and $20,293, respectively	2,113,054	2,203,393
Notes receivable - related party	16,348,000	-
Other assets	28,132	27,922
Total Assets	$30,827,958	$19,280,281

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$137,028	$252,227
Accrued income tax liability	1,330,755	-
Deposits on real estate sales	363,750	-
Notes payable - related party	1,500,000	-
Asset retirement obligations, current portion	541,959	541,959
Total Current Liabilities	3,873,492	794,186

Long-term liabilities:
Asset retirement obligations	216,964	376,471
Total Long-term Liabilities	216,964	376,471

Total Liabilities	4,090,456	1,170,657

Commitments and contingencies

Equity:
Preferred shares - 5,000,000 authorized; par value $0.00001; 0 shares issued and outstanding	-	-
Preferred B shares - 29,500 authorized; par value $0.00001; 0 shares issued and outstanding	-	-
Common shares - 100,000,000 authorized; par value $0.00001; 4,263,671 and 4,259,505 issued and outstanding	43	43
Additional paid-in capital	38,749,173	31,115,291
Accumulated deficit	(24,268,505)	(16,650,486)
Total Petro River Oil Corp. Equity	14,480,711	14,464,848
Non-controlling interest	12,256,791	3,644,776
Total Equity	26,737,502	18,109,624
Total Liabilities and Equity	$30,827,958	$19,280,281

 The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31, 2016	January 31, 2015	January 31, 2016	January 31, 2015
Revenues
Oil and natural gas sales	$9,882	$488,273	$72,723	$1,912,034
Sales of real estate	5,354,413	-	23,701,524	-
Total Revenues	5,364,295	488,273	23,774,247	1,912,034

Operating Expenses
Cost of revenue - sales of real estate	2,976,652	-	13,463,025	-
Lease operating expenses	68,469	832,458	328,457	1,619,955
Depreciation, depletion and accretion	43,468	168,001	149,218	568,834
Amortization of intangibles	30,113	-	90,339	-
Gain on sale of equipment	-	-	(5,519)	-
Loss on sale of oil and gas assets	7,519,460	-	7,519,460	-
Impairment of oil and gas assets	6,870,613	-	6,870,613	-
General and administrative	505,629	806,283	2,483,990	3,858,315
Total Operating Expenses	18,014,404	1,806,742	30,899,583	6,047,104

Operating Loss	(12,650,109)	(1,318,469)	(7,125,336)	(4,135,070)

Other Income	45,937	(459)	46,719	(426)

Net Loss Before Income Tax Provision	(12,604,172)	(1,318,928)	(7,078,617)	(4,135,496)

Income Tax Provision	1,330,755	-	1,330,755	-

Net Loss	(13,934,927)	(1,318,928)	(8,409,372)	(4,135,496)

Net Loss Attributable to Non-controlling Interest	(3,833,483)	(264,289)	(791,353)	(611,320)

Net Loss Attributable to Petro River Oil Corp. and Subsidiaries	$(10,101,444)	$(1,054,639)	$(7,618,019)	$(3,524,176)

Basic and Diluted Net Loss Per Common Share	$(2.37)	$(0.26)	$(1.79)	$(0.86)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	4,259,777	4,092,839	4,259,687	4,092,839

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended January 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,409,372)	$(4,135,496)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation, depletion and accretion	149,218	568,834
Amortization of intangibles	90,339	-
Stock-based compensation	1,492,868	902,329
Non-cash cost of real estate properties sold	12,262,090	-
Impairment of oil and gas assets	6,870,613	-
Loss on sale of oil and gas assets	7,519,460	-
Gain on sale of equipment	(5,519)	-
Changes in operating assets and liabilities:
Accounts receivable - oil and gas	34,644	-
Accounts receivable - related party	(5,980,339)	(82,872)
Accrued interest on notes receivable - related party	(44,095)
Prepaid expenses and other current assets	6,807	(30,076)
Accounts payable and accrued expenses	(115,200)	(192,158)
Accrued income tax liability	1,330,755	-
Deposit for real estate sales	363,750	-
Net Cash Provided by (Used in) Operating Activities	15,566,019	(2,969,439)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase on certificate of deposit - restricted	-	(125,000)
Prepaid oil and gas development costs	(735,798)	-
Capitalized expenditures on oil and gas assets	(7,279)	(8,674,744)
Cash received upon disposal of oil and gas assets	279,013	-
Issuance of notes receivable - related party	(16,348,000)	-
Proceeds from sale of equipment	60,000	-
Purchase of equipment	-	(39,756)
Payments on deposits	(210)	(11,123)
Net Cash Used in Investing Activities	(16,752,274)	(8,850,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	1,500,000	-
Cash payments of note payable	-	(31,500)
Cash received from non-controlling interest contribution	-	5,000,000
Net Cash Provided by Financing Activities	1,500,000	4,968,500

Change in cash and cash equivalents	313,745	(6,851,562)

Cash and cash equivalents, beginning of period	1,010,543	8,352,949
Cash and cash equivalents, end of period	$1,324,288	$1,501,387

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$14,482	$7,975
Interest paid	$-	$308

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Real estate contributed by non-controlling interest	$15,544,382	$-
Acquisition of oil and gas assets for accrued liabilities	$-	$52,514
Issuance of note payable for purchase of fixed assets	$-	$31,500

The accompanying notes are an integral part of these consolidated financial statements.

PETRO RIVER OIL CORP.
Notes to the Consolidated Financial Statements
(Unaudited)

1.	Organization

Petro River Oil Corp (the “Company”) is an independent energy company focused on the exploration and development of conventional oil and gas assets with low discovery and development costs. The Company is focused on taking advantage of the current downturn in oil prices to enter highly prospective plays with industry-leading partners. Diversification over a number of projects, each with low initial capital expenditures and strong risk reward characteristics, reduces risk and provides cross-functional exposure to a number of attractive risk adjusted opportunities.

In light of the challenging oil price environment and capital markets, management is focusing on specific target acquisitions and investments, limiting operating expenses and exploring farm-in and joint venture opportunities for the Company’s oil and gas assets. No assurances can be given that management will be successful.

Recent Developments

Reverse Stock Split.  On December 7, 2015 (the “Effective Date”), the Company effected a one (1) for two hundred (200) reverse split of its issued and outstanding common stock (the “Reverse Split”), and, immediately following the Reverse Split, filed an amendment to its Certificate of Incorporation with the Delaware Secretary of State to increase the Company's authorized number of shares of common stock to 100.0 million. Shareholders approved the reverse stock split at the Company’s annual meeting of shareholders held on July 8, 2015, and the specific ratio was subsequently determined at a meeting of the Company's Board of Directors on November 11, 2015.

As a result of the Reverse Split, all historical share amounts disclosed in this prospectus have been retrospectively recast to reflect the share exchange.  No fractional shares were issued, with fractional shares of common stock were rounded up to the nearest whole share.

Megawest Transaction.  On October 15, 2015, the Company entered into a contribution agreement (the “Contribution Agreement”), with Megawest and Fortis Property Group, LLC (“Fortis”), a Delaware limited liability company, pursuant to which the Company and Fortis each agreed to contribute certain assets to Megawest in exchange for shares of Megawest common stock (“Megawest Shares”) (the “Megawest Transaction”).

Upon execution of the Contribution Agreement, (i) the Company transferred its 50% membership interest in Bandolier Energy, LLC (the “Bandolier Interest”), with net assets of $7,119,798, and cancelled all of its ownership interest in the then issued and outstanding Megawest Shares, which prior to the Megawest Transaction represented 100% ownership of Megawest; and (ii) Fortis transferred certain indirect interests held in 30 condominium units and the rights to any profits and proceeds therefrom, with a book value of $15,544,382, to Megawest.  Immediately thereafter, Megawest issued to the Company 58,510 Megawest Shares, representing a 58.51% equity interest in Megawest, as consideration for the assignment of the Bandolier Interest, and issued to Fortis 41,490 Megawest Shares, representing a 41.49% equity interest in Megawest, as consideration for the assets assigned to Megawest by Fortis.  Subject to the terms and conditions of the Contribution Agreement, following six months after the execution of the Contribution Agreement, the board of Megawest will engage in a valuation of the Company’s contribution to determine the fair market value (the “Redetermination”). Any shortfall from the initial valuation at contribution resulting from the Redetermination shall be required to be funded by the Company. The board of Megawest shall have certain remedies to exercise against the Company (including a right to foreclose on all of the Company’s equity in Megawest) upon a failure by the Company to fund the shortfall following the Redetermination.  In the event of foreclosure, the Bandolier Interest would revert back to the Company.

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

These consolidated financial statements include the Company and the following subsidiaries:

Petro Spring, LLC, PO1, LLC, Petro River UK Limited and MegaWest Energy USA Corp. and MegaWest Energy USA Corp.’s wholly owned subsidiaries:

MegaWest Energy Texas Corp.
MegaWest Energy Kentucky Corp.
MegaWest Energy Missouri Corp.
MegaWest Energy Montana Corp.

Also contained in the consolidated financial statements is the financial information of the Company’s 58.51% owned subsidiary, MegaWest, which pursuant to the Megawest Transaction includes the Company’s contribution of its 50% interest in Bandolier Energy LLC, as described in Note 4.

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

Pursuant to FASB ASC paragraph 310-10-35-47 receivables that management has the intent and ability to hold for the foreseeable future shall be reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts. The Company follows FASB ASC paragraphs 310-10-35-7 through 310-10-35-10 to estimate the allowance for doubtful accounts. Pursuant to FASB ASC paragraph 310-10-35-9, losses from uncollectible receivables shall be accrued when both of the following conditions are met: (a) Information available before the financial statements are issued or are available to be issued (as discussed in Section 855-10-25) indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) The amount of the loss can be reasonably estimated. These conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, an accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews individually each receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses, if any.

Pursuant to FASB ASC paragraph 310-10-35-41 Credit losses for receivables (uncollectible receivables), which may be for all or part of a particular receivable, shall be deducted from the allowance. The related receivable balance shall be charged off in the period in which the receivables are deemed uncollectible. Recoveries of receivables previously charged off shall be recorded when received. The Company charges off its account receivables against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The allowance for doubtful accounts at January 31, 2016 and April 30, 2015 was $0 and $0, respectively.

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

Basic net income (loss) per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. For the three and nine months ended January 31, 2015, potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive. For the three and nine months ended January 31, 2016, the dilutive effect of stock options and warrants was 0 because all options and warrants outstanding were out of money.

The Company had the following common stock equivalents at January 31, 2016 and 2015:

	January 31, 2016	January 31, 2015
Stock Options	710,019	544,691
Stock Purchase Warrants	336,458	203,125
Total	1,046,477	747,816

(e)	Income Taxes:

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

During the three and nine months ended January 31, 2016, the Company recorded an accrued income tax liability of $1,330,755.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended January 31, 2016 or 2015.

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

4.	Business Acquisitions

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

	For the Three Months Ended	For the Nine Months Ended
	January 31, 2015	January 31, 2015
Revenues	$488,273	$2,697,446
Net loss	$(1,318,469)	$(3,560,883)
Net loss per common share - Basic and diluted	$(0.32)	$(0.87)
Weighted average number of common shares outstanding - Basic and diluted	4,092,839	4,092,839

Acquisition of Horizon Investments. On December 1, 2015, the Company entered into a conditional purchase agreement with Horizon Investments ("Purchase Agreement"). Under the terms of the Purchase Agreement, the Company intends to acquire from Horizon Investments, no earlier than April 30, 2016 (the "Closing Date"), and subject to the satisfaction of certain conditions set forth in the Purchase Agreement: (i) a 20% membership interest in Horizon Energy; (ii) certain promissory note issued by Horizon Investments to the Company in the principal amount of $750,000 ("Horizon Note"); (iii) approximately $690,000 currently held in escrow pending Closing (the "Closing Proceeds"); and (iv) certain bank, investment and other accounts maintained by Horizon Investments, in an amount which, together with the principal amount of the Horizon Note and the Closing Proceeds, total not less than $5.0 million (collectively, the "Purchased Assets"). The consideration for the Purchased Assets is 10,168,333 post-split shares of the Company's common stock, which shares shall be issued to Horizon Investments on the Closing Date.

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

Horizon Energy is an oil and gas exploration and development company owned and managed by former senior oil and gas executives.  It has a portfolio of domestic and international assets, including two assets located in the United Kingdom, adjacent to the giant Wytch Farm oil field, the largest onshore oil field in Western Europe.  Other projects include the proposed redevelopment of a large oil field in Kern County, California and the development of an additional recent discovery in Kern County.

5.	Accounts Receivable – Related Party

As discussed in Note 1, on October 15, 2015, the Company entered into the Contribution Agreement with Megawest and Fortis pursuant to which the Company and Fortis each agreed to assign certain assets to Megawest in exchange for the Megawest Shares.

Upon execution of the Contribution Agreement, (i) the Company transferred its 50% membership interest in Bandolier with a net book value of $7,119,798, and cancelled all of its ownership interest in the then issued and outstanding Megawest Shares, and (ii) Fortis transferred certain indirect interests held in 30 condominium units and the rights to any profits and proceeds therefrom, with a book value of $15,544,382, to Megawest. Immediately thereafter, Megawest issued to the Company 58,510 Megawest Shares, representing a 58.51% equity interest in Megawest, as consideration for the assignment of the Bandolier Interest, and issued to Fortis 41,490 Megawest Shares, representing a 41.49% equity interest in Megawest, as consideration for the condominiums assigned to Megawest by Fortis.

As of January 31, 2016, the Company recorded an accounts receivable – related party in the amount of $5,616,589, which was due from Fortis for the sale of condominiums, see Note 7.  The Company also recorded an accounts receivable – related party in the amount of $363,750 for deposits received on the sale of additional units that was being held in escrow and an offsetting liability of $363,750 for the deposits received.  These funds were received by Megawest subsequent to January 31, 2016. These funds are held currently by Megawest and controlled by the board of directors of Megawest, consisting of two members appointed by Fortis, and one by the Company.

6.	Notes Receivable – Related Party

During November and December 2015, the Company entered into five promissory note agreements with Fortis. With total principal amounts of $16,438,000. The notes receivable bear interest at an annual rate of 3% and mature on December 31, 2017. As of January 31, 2016, the outstanding balance of the notes receivable was $16,348,000.

7.	Real Estate Held for Sale

As discussed in Note 5, the Company acquired an interest in 30 condominium units pursuant to the Megawest Transaction.  Between October 15, 2015 and January 31, 2016, the Company sold 24 condominium units with a book value of $12,262,090 for gross proceeds of $23,701,524. The Company incurred commissions and closing costs of $1,200,935 for the 24 units sold.  As of January 31, 2016, proceeds from the sale of several units was received by Fortis, but only a portion had been transferred to the Company as of January 31, 2016. See Note 5.

The following table summarizes the activity for real estate held for sale:

January 31, 2016
Balance at April 30, 2015	$-
Additions - 30 condominium units contributed by Fortis	15,544,382
Cost of sales - 24 condominium units	(12,262,090)
Balance at January 31, 2016	$3,282,292

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

8.	Oil and Gas Assets

The following table summarizes the oil and gas assets by project:

Cost	Oklahoma	Kansas	Missouri	Other	Total
Balance as of April 30, 2015	$6,935,000	$7,803,020	$918,991	$100,000	$15,757,011
Additions	7,279	-	-	-	7,279
Disposals	(279,013)	(7,727,287)	-	-	(8,006,300)
Depreciation, depletion and amortization	(21,224)	(75,733)	-	-	(96,957)
Impairment	(5,951,622)		(918,991)		(6,870,613)
Balance as of January 31, 2016	$690,420	$-	$-	$100,000	$790,420

Divestiture of Kansas Properties. On December 23, 2015, Petro River Oil, LLC (“Petro”), a wholly owned subsidiary of Megawest, divested various interests in oil and gas leases, wells, records, data and related personal property located along the Mississippi Lime play in the state of Kansas, which assets were acquired by Petro in 2012. In connection with the divestiture, the assignee and purchaser of the interests agreed to pay the outstanding liabilities of the wells. No cash consideration was paid for the interests. The Company incurred a loss on sale of oil and gas property related to this divestiture of $7,519,460 during the three and nine months ended January 31, 2016.

Acquisition of Interest in Larne Basin. On January 19, 2016, Petro UK, a wholly owned subsidiary of the Company, entered into a Farmout Agreement to acquire a 9% interest in Petroleum License PL 1/10 and P2123 (the “Larne Licenses”) located in the Larne Basin in Northern Ireland (the “Larne Transaction”).  The two Larne Licenses, one onshore and one offshore, together encompass approximately 130,000 acres covering the large majority of the prospective Larne Basin.  The other parties to the Farmout Agreement are Southwestern Resources Ltd, a wholly owned subsidiary of Horizon Energy, which acquired a 16% interest, and Brigantes Energy Limited, which retained a 10% interest. Horizon Energy is 20% owned by Horizon Investments. See Note 4.

Under the terms of the Farmout Agreement, Petro UK deposited $735,798 into an escrow agreement (“Escrow Agreement”), which amount represents Petro UK’s obligation to fund the total projected cost to drill the first well under the terms of the Farmout Agreement.  As of January 31, 2016, development of the first well had not commenced and the escrow payment was recorded as prepaid oil and gas development costs on the consolidated balance sheet. The total deposited amount to fund the cost to drill the first well is approximately $6,159,452. Petro UK will be responsible for its pro-rata costs of additional wells drilled under the Farmout Agreement.

Divestiture of Oklahoma Properties. During the nine months ended January 31, 2016, the Company disposed of some of its interests in its Oklahoma oil and gas assets and received proceeds totaling $279,013. The proceeds were offset against the full cost pool, therefore no gain or loss was recognized.

Impairment of Oil & Gas Properties. As of January 31, 2016, the Company assessed its oil and gas assets for impairment and recognized a charge of $5,951,622 related to the Oklahoma oil and gas property. The Company determined that it no longer planned to develop the Missouri oil and gas property and recognized an impairment charge of $918,991 for the assets remaining book value.

9.	Intangible Assets

Acquisition of Havelide and Coalthane Assets.  On February 18, 2015, Petro Spring I, LLC ("Petro Spring I"), a Delaware limited liability company wholly owned by Petro Spring, entered into a definitive asset purchase agreement ("Havelide Purchase Agreement") to purchase substantially all of the assets of Havelide GTL LLC ("Havelide") and Coalthane Tech LLC ("Coalthane"), consisting of certain patents and other intellectual property, trade secrets, and assets developed and owned by Havelide to produce a gasoline-like liquid and high-purity hydrogen from natural gas, at low temperature and at low pressure (the "Havelide Assets") and consisting of certain patents and other intellectual property, trade secrets, and assets developed and owned by Coalthane to reduce the methane from coal mines and other wells (the "Coalthane Assets").  The purchase of the Coalthane and Havelide Assets was consummated on February 27, 2015.  The acquisitions reflect the increased focus on technology solutions in an effort to diversify the Company’s business amid a challenging oil price environment.  The Company believes the patents acquired can potentially be licensed or sold for a profit.

The Company’s intangible assets are held by Petro Spring, a wholly owned technology focused subsidiary of the Company. It was launched with an intentionally broad mandate to acquire and commercialize cutting edge technologies with the intent to capitalize on the significant technological experience of its leadership team and network of industry relationships within the energy sector.

The Company’s intangibles assets consisted of the following:

	Estimated useful life	As of January 31, 2016	As of April 30, 2015
Patent rights	15 years	$2,223,686	$2,223,686
Less: accumulated amortization		(110,632)	(20,293)
Intangible assets, net		$2,113,054	$2,203,393

The Company recorded amortization expense of $30,113 and $0 for the three months ended January 31, 2016 and 2015, respectively, and recorded amortization expense of $90,339 and $0 for the nine months ended January 31, 2016 and 2015, respectively.

As of April 30, 2015 and January 31, 2016, the Company performed an impairment assessment on the intangible assets and no impairment was noted.

The following table outlines estimated future annual amortization expense for the next five years and thereafter:

April 30,
2016 (remainder of year)	$29,367
2017	119,469
2018	119,469
2019	119,469
2020	119,469
Thereafter	1,605,811
$2,113,054

10.	Asset Retirement Obligations

The total future asset retirement obligation was estimated based on the Company’s ownership interest in all wells and facilities, the estimated legal obligations required to retire, dismantle, abandon and reclaim the wells and facilities and the estimated timing of such payments. The Company estimated the present value of its asset retirement obligations at both January 31, 2016 and April 30, 2015, based on a future undiscounted liability of $895,292 and $1,143,857, respectively. These costs are expected to be incurred within one to 24 years. A credit-adjusted risk-free discount rate of 10% and an inflation rate of 2% were used to calculate the present value.

Changes to the asset retirement obligation were as follows:

	Nine Months Ended January 31, 2016	Period from May 1, 2014 to April 30, 2015
Balance, beginning of period	$918,430	$818,010
Additions	-	52,514
Disposals	(207,827)	-
Accretion	48,320	47,906
Total asset retirement obligations	758,923	918,430
Less: current portion of asset retirement obligations	(541,959)	(541,959)
Long-term portion of asset retirement obligations	$216,964	$376,471

Expected timing of asset retirement obligations:

Year Ending April 30,
2016 (remainder of year)	541,959
2017	20,000
2018	-
2019	-
2020	-
Thereafter	393,353
Subtotal	955,312
Effect of discount	(196,389)
Total	$758,923

As of January 31, 2016 and April 30, 2015, the Company has $0 of reclamation deposits with authorities to secure certain abandonment liabilities.

11.	Related Party Transactions

On October 30, 2015, Mr. Stephen Brunner joined the Company as President.  Mr. Brunner has been tasked with making oil and gas related decisions and execute the Company’s growth strategy. Under the terms of the contract, Mr. Brunner will receive a base salary of $5,000 per month from January 2016 until March 2016, which amount will increase to $10,000 per month thereafter. Mr. Brunner was also granted 53,244 stock options, which represents 1.25% of the Company’s outstanding common stock as of January 31, 2016, subject to vesting schedules, aligning his interests strongly with shareholders. He also has the right to purchase an additional 1.75% of the Company’s common stock subject to shareholder approval on the increase of the current stock option plan and achieving pre-defined target objectives.

The Company computed the fair value of the grant as of the date of grant utilizing a Black-Scholes option-pricing model using the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $1.78; exercise price of $2.00; expected volatility of 171%; and a discount rate of 2.16%. The grant date fair value of the award was $89,525. For the three and nine months ended January 31, 2016, the Company expensed $6,101 and $24,006, respectively, to general and administrative expenses.

On December 1, 2015, the Company issued a non-recourse promissory note, in the principal amount of $750,000 to Horizon Investments (“Note A”), the proceeds of which are to be used for working capital purposes. Interest on Note A is due upon the earlier to occur of closing of the Horizon Transaction, or December 31, 2016. Amounts due under the terms of Note A accrue interest at an annual rate equal to one half of one percent. As of January 31, 2016, the outstanding balance of Note A due was $750,000.

On December 7, 2015, the Company entered into the Horizon Transaction, pursuant to which the Company executed a purchase agreement to acquire Horizon Investments in an all-stock deal, see Note 4. Mr. Scot Cohen, the Company’s Executive Chairman, is the sole Manager of Horizon Investments. In addition, Mr. Cohen owns a 9.2% membership interest in Horizon Investments. Horizon Investments owns a 20% interest in Horizon Energy Partners.  Mr. Cohen owns a 2.8% membership interest in Horizon Energy Partners.

On January 13, 2016, the Company issued a second non-recourse promissory note in the principal amount of $750,000 ("Note B") to Horizon Investments. All of the proceeds from Note B were used to fund Petro UK's obligations under the terms of the Farmout Agreement, and were deposited into the Escrow Agreement. The principal and all accrued and unpaid interest on Note B is due upon the earlier to occur of closing of the transactions contemplated under the terms of the Purchase Agreement. Amounts due under the terms of Note B accrue interest at an annual rate equal to one half of one percent. As of January 31, 2016, the outstanding balance of Note B due was $750,000.

12.	Equity

As of January 31, 2016 and April 30, 2015, the Company had 5,000,000 shares of blank check preferred stock authorized with a par value of $0.00001 per share. None of the blank check preferred shares were issued or outstanding.

As of January 31, 2016 and April 30, 2015, the Company had 29,500 shares of Series B Preferred Stock authorized with a par value of $0.00001 per share (“Series B Preferred”). No Series B Preferred shares are issued or outstanding.

As of January 31, 2016 and April 30, 2015, the Company had 100,000,000 shares of common stock authorized with a par value of $0.00001 per share. There were 4,263,671 and 4,259,505 shares of common stock issued and outstanding as of January 31, 2016 and April 30, 2015, respectively.

On January 19, 2016, the Company granted 25,000 shares of the Company’s restricted common stock for certain consulting services, vesting over six months. During the three and nine months ended January 31, 2016, the Company issued 4,166 shares of this restricted stock and recognized stock-based compensation of $6,875. In February 2016, the Company cancelled the related consulting agreement and the remaining 20,834 shares of the Company’s restricted common stock.

13.	Stock Options

The following table summarizes information about the options changes of options for the period from Aril 30, 2015 to January 31, 2016 and options outstanding and exercisable at January 31, 2016:

	Options	Weighted Average Exercise Prices

Outstanding April 30, 2015	540,941		$12.00
Exercisable – April 30, 2015	158,241	$
Granted	564,706		$2.15
Exercised	-		$-
Forfeited/Cancelled	(395,629)		$11.72
Outstanding – January 31, 2016	710,019		$4.00
Exercisable – January 31, 2016	398,823		$3.50

Outstanding – Aggregate Intrinsic Value			$-
Exercisable – Aggregate Intrinsic Value			$-

On October 23, 2015, the Company restructured its option plan by cancelling 395,629 options and issuing 453,039 options to new and existing option holders pursuant to the Amended and Restated 2012 Equity Compensation Plan. In December 2015, the Company issued an additional 111,667 to consultants.

For options issued during the nine months ended January 31, 2016, the Company computed the fair value of the grant as of the date of grant utilizing a Black-Scholes option-pricing model using the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, range of $2.00 to $12.00; exercise price range of $2.00 to $12.00; expected volatility range of 170% to 179%; and a discount rate range of 1.94% to 2.29%.

The following table summarizes information about the options outstanding and exercisable at January 31, 2016:

	Options Outstanding			Options Exercisable
Exercise Price	Options	Weighted Avg. Life Remaining	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price
$44.00	2,326	0.01 years	$44.00	2,326	$44.00
$12.00	132,987	7.93 years	$12.00	54,654	$12.00
$6.00	10,000	9.00 years	$6.00	10,000	$6.00
$2.00	483,039	9.25 years	$2.00	320,037	$2.00
$3.00	81,667	9.91 years	$2.00	6,806	$3.00
	710,019			393,823
Aggregate Intrinsic Value			$-		$-

During the three months ended January 31, 2016 and 2015, the Company expensed $311,993 and $841,052 to general and administrative expense for stock-based compensation pursuant to employment and consulting agreements. During the nine months ended January 31, 2016 and 2015, the Company expensed approximately $1,485,993 and $902,329 to general and administrative expense for stock-based compensation pursuant to employment and consulting agreements.

As of January 31, 2016, the Company has approximately $65,519 in unrecognized stock-based compensation expense, which will be amortized over a weighted average exercise period of 4 years.

Warrants:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding and exercisable – April 30, 2015	336,458	$36.00	2.29
Forfeited	-	-
Granted	-	-
Outstanding and exercisable – January 31, 2016	336,458	$36.00	1.53

There were no changes of the Company’s warrants during the nine months ended January 31, 2016. The aggregate intrinsic value of the outstanding warrants was $0.

14.	Non-Controlling Interest

For the nine months ended January 31, 2016, the changes in the Company’s non–controlling interest was as follows:

	Bandolier	Fortis	Total
Non–controlling interest at April 30, 2015	$3,644,776	$-	$3,644,776
Contribution of real estate by non-controlling interest holders	-	9,403,368	9,403,368
Non–controlling interest share of income (losses)	(3,184,304)	2,392,951	(791,353)
Non–controlling interest at January 31, 2016	$460,472	$11,796,319	$12,256,791

15.	Segment Information

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the three and nine months ended January 31, 2016 and 2015 and as of January 31, 2016, and April 30, 2015, are as follows:

	Oil and Gas	Real Estate	Total
Three months ended January 31, 2016
Revenue	$9,882	$5,354,413	$5,364,295
Cost of revenue	–	–	–
Gross margin	9,882	5,354,413	5,364,295
Operating expenses	(15,037,752)	(2,976,652)	(18,014,404)
Operating profit (loss)	$(15,027,870)	$2,377,761	$(12,650,109)

Three months ended January 31, 2015
Revenue	$488,273	$–	$488,273
Cost of revenue	–	–	–
Gross margin	488,273	–	488,273
Operating expenses	(1,806,742)	–	(1,806,742)
Operating loss	$(1,318,469)	$–	$(1,318,469)

Nine months ended January 31, 2016
Revenue	$72,723	$23,701,524	$23,774,247
Cost of revenue	–	–	–
Gross margin	72,723	23,701,524	23,774,247
Operating expenses	(17,436,558)	(13,463,025)	(30,899,583)
Operating profit (loss)	$(17,363,835)	$10,238,499	$(7,125,336)

Nine months ended January 31, 2015
Revenue	$1,912,034	$–	$1,912,034
Cost of revenue	–	–	–
Gross margin	1,912,034	–	1,912,034
Operating expenses	(6,047,104)	–	(6,047,104)
Operating loss	$(4,135,070)	$–	$(4,135,070)

January 31, 2016
Cash and cash equivalents (excludes $125,000 of restricted cash)	$634,310	$689,978	$1,324,288
Investment in real estate	$–	$3,282,292	$3,282,292
Oil and gas assets, net	$790,420	$–	$790,420
Intangible assets, net	$2,113,054	$–	$2,113,054

April 30, 2015
Cash and cash equivalents (excludes $125,000 of restricted cash)	$1,010,543	$–	$1,010,543
Investment in real estate	$–	$–	$–
Oil and gas assets, net	$15,757,011	$–	$15,757,011
Intangible assets, net	$2,203,393	$–	$2,203,393

16.	Contingency and Contractual Obligations

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

On January 30, 2014, the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating approximately CAD $759,000 (approximately USD $536,500 as of January 31, 2016). On October 20, 2014, the Company filed a summary judgment application stating that the landlord’s claim is barred as it was commenced outside the 2-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of approximately CAD $665,000 (approximately USD $475,700 as of January 31, 2016). The applications were heard on June 25, 2015.  The court reserved its decision and there is no specific timeline by which it must render a ruling.

(b) In September 2013, the Company was notified by the Railroad Commission of Texas (the “Commission”) that the Company was not in compliance with regulations promulgated by the Commission. The Company was therefore deemed to have lost its corporate privileges within the State of Texas and as a result, all wells within the state would have to be plugged. The Commission therefore collected $25,000 from the Company, which was originally deposited with the Commission, to cover a portion of the estimated costs of $88,960 to plug the wells. In addition to the above, the Commission also reserved its right to separately seek any remedies against the Company resulting from its noncompliance. As of the date of this filing, there is no further update to the issue.

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

On October 7, 2014, Spyglass, along with other defendants, filed a motion to dismiss the August 11, 2014 Proceeding on various procedural and legal arguments.  Plaintiffs filed their response to the motion to dismiss on October 27, 2014.  Spyglass filed its reply brief on November 10, 2014 and the plaintiffs were granted leave until November 19, 2014 to file a reply to Spyglass’ reply brief.  Once the briefing cycle concluded on November 19, 2014, the motion to dismiss became ripe for determination by the court.  Oral arguments may be ordered by the court.  There is no specific timeline by which the court must render a ruling.

(d) Mega West Energy Missouri Corp. (“Megawest Missouri”), a wholly owned subsidiary of the Company, was previously involved in two cases related to oil leases in West Central, Missouri.  The first case (James Long and Jodeane Long v. Mega West Energy Missouri and Petro River Oil Corp., case number 13B4-CV00019) was a case for unlawful detainer, pursuant to which the plaintiffs contended that a Megawest Missouri oil and gas lease had expired and Megawest Missouri was unlawfully possessing the plaintiffs’ real property by asserting that the leases remained in effect.  Megawest Missouri filed a second case on October 14, 2014 (Mega West Energy Missouri Corp. v. James Long, Jodeane Long, and Arrow Mines LLC, case number 14VE-CV00599).  This case was pending in Vernon County, Missouri.  Although the two cases were separate, they were interrelated.  In the Vernon County case, Megawest Missouri made claims for: (1) replevin for personal property; (2) conversion of personal property; (3) breach of the covenant of quiet enjoyment regarding the lease; (4) constructive eviction of the lease; (5) breach of fiduciary obligation against James Long; (6) declaratory judgment that the oil and gas lease did not terminate; and (7) injunctive relief to enjoin the action pending in Barton County, Missouri.  On September 21, 2015, the parties entered into a Settlement and Release Agreement for both cases.   The parties agreed to release their claims and dismiss their lawsuits with prejudice.  Megawest Missouri released its claims to certain leases and the plaintiff purchased certain personal property from Megawest Missouri.  The matters have been completely resolved, and the cases dismissed.

(e) The Company is from time to time involved in legal proceedings in the ordinary course of business. The Company does not believe that any of these claims and proceedings against it is likely to have, individually or in the aggregate, a material adverse effect on its financial condition or results of operations.

17.	Subsequent Events

Kern County Project.  On March 4, 2016 (the "Closing Date"), the Company executed an Asset Purchase and Sale and Exploration Agreement to acquire a 13.75% working interest in certain oil and gas leases located in southern Kern County, California (the "Project"). Horizon Energy also purchased a 27.5% working interest in the Project. The Company is currently a party to a conditional purchase agreement to acquire Horizon Investments, as more particularly described in Note 4 – Business Acquisitions, which owns a 20% interest in Horizon Energy. The acquisition is expected to close in April 2016.

Under the terms of the agreement, the Company paid $83,333 to the sellers on the Closing Date, and is obligated to pay certain other costs and expenses after the Closing Date related to existing and new leases. In addition, the sellers are entitled to an overriding royalty interest in certain existing and new leases acquired after the Closing Date.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, the Company’s consolidated financial statements and the accompanying notes contained in this Quarterly Report. Information in this Item 2 is intended to assist the reader in obtaining an understanding of the consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, the primary factors that accounted for those changes, and any known trends or uncertainties that the Company is aware of that may have a material effect on the Company’s future performance, as well as how certain accounting principles affect the consolidated financial statements. This includes discussion of (i) Liquidity, (ii) Capital Resources, (iii) Results of Operations, and (iv) Off-Balance Sheet Arrangements, and any other information that would be necessary to an understanding of the company’s financial condition, changes in financial condition and results of operations.

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

The following discussion of our financial condition and results of operations is based upon and should be read in conjunction with our consolidated financial statements and their related notes included in this Quarterly Report and our Annual Report on Form 10-K filed with the SEC on August 13, 2015 for the year ended April 30, 2015.

Business Overview

The Company is an independent energy company focused on the exploration and development of conventional oil and gas assets with low discovery and development costs. The Company is focused on taking advantage of the current downturn in oil prices to enter highly prospective plays with industry-leading partners. Diversification over a number of projects, each with low initial capital expenditures and strong risk reward characteristics, reduces risk and provides cross-functional exposure to a number of attractive risk adjusted opportunities.

The Company recently completed a reorganization, including the addition of new management, the acquisition of several promising new assets, and an infusion of cash.  In connection with the reorganization, the Company closed on the Megawest Transaction, defined below, in which Fortis Property Group, LLC (“Fortis”) and the Company plans to jointly develop its acreage in Osage County, Oklahoma and other oil and gas assets.

The Company’s core holding is in the Mid-Continent Region in Oklahoma and Larne Basin, Northern Ireland.  Following the potential acquisition of Horizon I Investments, LLC ("Horizon Investments"), described below, the Company will have exposure to a portfolio of several highly attractive domestic and international oil and gas assets.  The potential acquisition of Horizon Investments will provide the Company with access to a broad network of industry leaders as well as a portfolio, from its 20% interest in Horizon Energy Partners, LLC ("Horizon Energy"), of highly prospective conventional plays diversified across project type, geographic location and risk profile.  Each of the assets in the Horizon Energy portfolio boasts low initial capital expenditure requirements and strong risk reward characteristics.

 We benefit from having an experienced management team with proven acquisition, operating and financing capabilities. Stephen R. Brunner, our recently appointed President, has over 30 years domestic and international operations background in the exploration and production industry as well as extensive public company management experience.  Mr. Scot Cohen, our Executive Chairman, has over 20 years of financial management experience including five years as managing partner of Iroquois Capital Opportunity Fund, a private equity fund focused on oil and gas. He has raised equity and debt for a number of small and microcap public companies.

In light of the challenging oil price environment and capital markets, management is focusing on specific target acquisitions and investments, limiting operating expenses and exploring farm-in and joint venture opportunities for our oil and gas assets.  No assurances can be given that management will be successful.

Recent Developments

Kern County Project.  On March 4, 2016 (the "Closing Date"), the Company executed an Asset Purchase and Sale and Exploration Agreement (the "Agreement") to acquire a 13.75% working interest in certain oil and gas leases located in southern Kern County, California (the "Project"). Horizon Energy also purchased a 27.5% working interest in the Project. The Company is currently a party to a conditional purchase agreement to acquire Horizon Investments, as more particularly described below, which owns a 20% interest in Horizon Energy. The acquisition is expected to close in April 2016.

Under the terms of the Agreement, the Company paid $83,333 to the sellers on the Closing Date, and is obligated to pay certain other costs and expenses after the Closing Date related to existing and new leases as more particularly set forth in the Agreement. In addition, the sellers are entitled to an overriding royalty interest in certain existing and new leases acquired after the Closing Date, and the Company is required to make certain other payments, each in amounts set forth in the Agreement.

Acquisition of Interest in Larne Basin.  On January 19, 2016, Petro River UK Limited, ("Petro UK"), a wholly owned subsidiary of the Company, entered into a Farmout Agreement to acquire a 9% interest in Petroleum License PL 1/10 and P2123 (the “Larne Licenses”) located in the Larne Basin in Northern Ireland (the "Larne Transaction").  The two Larne Licenses, one onshore and one offshore, together encompass approximately 130,000 acres covering the large majority of the prospective Larne Basin.  The other parties to the Farmout Agreement are Southwestern Resources Ltd, a wholly owned subsidiary of Horizon Energy, which will acquire a 16% interest, and Brigantes Energy Limited, which will retain a 10% interest.  Third parties will own the remaining 65% interest.

Under the terms of the Farmout Agreement, Petro UK deposited approximately $735,000 into an escrow agreement ("Escrow Agreement"), which amount represents Petro UK's obligation to fund the total projected cost to drill the first well under the terms of the Farmout Agreement. The total deposited amount to fund the cost to drill the first well is approximately $6,159,452, based on an exchange rate of one British Pound for 1.44 U.S. Dollars. Petro UK will be responsible for its pro-rata costs of additional wells drilled under the Farmout Agreement.

Impairment of Oil & Gas Properties. As of January 31, 2016, the Company assessed its oil and gas assets for impairment and recognized a charge of $5,951,622 related to the Oklahoma oil and gas property. The Company determined that it no longer planned to develop the Missouri oil and gas property and recognized an impairment charge of $918,991 for the assets remaining book value.

Issuance of Promissory Notes.  On January 13, 2016, the Company issued a non-recourse promissory note in the principal amount of $750,000 ("Note") to Horizon Investments. Substantially all of the proceeds from the Note were used to fund Petro UK's obligations under the terms of the Farmout Agreement, and were deposited into the Escrow Agreement. The principal and all accrued and unpaid interest on the Note is due upon the earlier to occur of closing of the transactions contemplated under the terms of the Purchase Agreement or December 31, 2016. Amounts due under the terms of the Note accrue interest at an annual rate equal to one half of one percent. The Note is in addition to a non-recourse promissory note issued on December 1, 2015, also issued by the Company to Horizon Investments, in the principal amount of $750,000, the principal terms of which are substantially similar to the terms of the Note.

Divestiture of Kansas Properties. Effective December 23, 2015, Petro River Oil, LLC ("Petro"), a wholly owned subsidiary of Megawest Energy Kansas Corp. (“Megawest”), divested various interests in oil and gas leases, wells, records, data and related personal property located along the Mississippi Lime play in the state of Kansas, which assets were acquired by Petro in 2012. In connection with the divestiture, the assignee and purchaser of the interests agreed to pay outstanding liabilities, including unpaid taxes, and assume certain responsibilities to plug any abandoned wells. No cash consideration was paid for the interests.  Megawest is a 58.51% owned subsidiary of the Company following consummation of the Megawest Transaction, defined below.

Reverse Stock Split.  On December 7, 2015 (the “Effective Date”), the Company effected a one (1) for two hundred (200) reverse split of its issued and outstanding common stock (the “Reverse Split”), and, immediately following the Reverse Split, filed an amendment to its Certificate of Incorporation with the Delaware Secretary of State to increase the Company's authorized number of shares of common stock to 100.0 million. Shareholders approved the reverse stock split at the Company’s annual meeting of shareholders held on July 8, 2015, and the specific ratio was subsequently determined at a meeting of the Company's Board of Directors on November 11, 2015.

Acquisition of Horizon Investments.  On December 1, 2015, the Company entered into a purchase agreement to acquire Horizon Investments in an all-stock deal (the “Horizon Transaction”).  Upon closing, the acquisition will provide the Company with approximately $5.0 million in cash plus a 20% membership interest in Horizon Energy.  Horizon Energy is an oil and gas exploration and development company owned and managed by former senior oil and gas executives.  It has a portfolio of domestic and international assets, including two assets located in the United Kingdom, adjacent to the giant Wytch Farm oil field, the largest onshore oil field in Western Europe.  Other projects include the proposed redevelopment of a large oil field in Kern County, California and the development of an additional recent discovery in Kern County.

Megawest Transaction.  On October 15, 2015, the Company entered into a contribution agreement (the “Contribution Agreement”), with Megawest and Fortis, a Delaware limited liability company, pursuant to which the Company and Fortis each agreed to contribute certain assets to Megawest in exchange for shares of Megawest common stock (“Megawest Shares”) (the “Megawest Transaction”).

Upon execution of the Contribution Agreement, (i) the Company transferred its 50% membership interest in Bandolier Energy, LLC (the “Bandolier Interest”), with net assets of $7,119,798, and cancelled all of its ownership interest in the then issued and outstanding Megawest Shares, which prior to the Megawest Transaction represented 100% ownership of Megawest; and (ii) Fortis transferred certain indirect interests held in 30 condominium units and the rights to any profits and proceeds therefrom, with a book value of $15,544,382, to Megawest.  Immediately thereafter, Megawest issued to the Company 58,510 Megawest Shares, representing a 58.51% equity interest in Megawest, as consideration for the assignment of the Bandolier Interest, and issued to Fortis 41,490 Megawest Shares, representing a 41.49% equity interest in Megawest, as consideration for the assets assigned to Megawest by Fortis.  Subject to the terms and conditions of the Contribution Agreement, following six months after the execution of the Contribution Agreement, the board of Megawest will engage in a valuation of the Company’s contribution to determine the fair market value (the “Redetermination”). Any shortfall from the initial valuation at contribution resulting from the Redetermination shall be required to be funded by the Company. The board of Megawest shall have certain remedies to exercise against the Company (including a right to foreclose on all of the Company’s equity in Megawest) upon a failure by the Company to fund the shortfall following the Redetermination.  In the event of foreclosure, the Bandolier Interest would revert back to the Company.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses, to disclose contingent assets and liabilities on the date of the consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. The most significant estimates and assumptions include the valuation of accounts receivable, and the useful lives and impairment of property and equipment, goodwill and intangible assets, the valuation of deferred tax assets and inventories and the provision for income taxes. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this Form 10-Q reflect the more significant judgments and estimates used in preparation of our consolidated financial statements. We believe there have been no material changes to our critical accounting policies and estimates.

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

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

Management does not believe that any recently issued accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Results of Operations

Results of Operations for the Three Months Ended January 31, 2016 Compared to Three Months Ended January 31, 2015

Oil Sales

During the three months ended January 31, 2016, the Company recognized $9,882 in oil and gas sales, compared to sales of $488,273 for the three months ended January 31, 2015. The overall decrease in sales of $478,391 is primarily due to the Company continuing to decrease operations and shut-in wells in light of the current challenging oil price environment.

Sales of Real Estate and Cost of Revenue

During the three months ended January 31, 2016, the Company recognized $5,354,413 and $2,976,652 in real estate sales and cost of revenues, respectively, compared to sales and cost of revenue of $0 for the three months ended January 31, 2015. The increase in real estate sales of $5,354,413 is due to the consummation of the Megawest Transaction.

Lease Operating Expenses

During the three months ended January 31, 2016, lease operating expenses were $68,469, as compared to lease operating expense of $832,458 for the three months ended January 31, 2015. The overall decrease in lease operating expense of $763,989 is primarily attributable to management’s commitment to substantially reduce operating expenses in light of the current challenging oil price environment.

Impairment of Oil and Gas Assets

The Company assesses all items classified as unproved property on an annual basis for possible impairment. The Company assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: land relinquishment; intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. Significant changes in these factors could reduce our estimates of future net proceeds and accordingly could result in an impairment of our oil and gas assets. During the three months ended January 31, 2016, the Company reviewed the oil and gas assets for impairment and recognized an impairment charge of $6,870,613 on the Oklahoma and Missouri properties.

General and Administrative Expense

General and administrative expense for the three months ended January 31, 2016 were $505,629, as compared to $806,283 for the three months ended January 31, 2015. The decrease is primarily attributable to decreases in general and administrative expense due to management’s commitment to substantially reduce expenses in light of the current challenging oil price environment. These changes are outlined below:

	For the Three Months Ended	For the Three Months Ended
	January 31, 2016	January 31, 2015
Salaries and benefits	$212,435	$331,390
Professional fees	255,043	384,617
Office and administrative	38,151	89,502
Information technology	-	774

Total	$505,629	$806,283

Salary and benefits include non-cash stock-based compensation of $89,860 for three months ended January 31, 2016 compared to $228,077 for the three months ended January 31, 2015. The decrease in stock-based compensation from the prior comparable period is due to a decrease in the number of option awards expensed during the current three month period. General and administrative expenses also decreased due to significant decreases in professional fees and office and administrative due to management’s commitment to substantially reduce expenses in light of the current challenging oil price environment.

Results of Operations for the Nine Months Ended January 31, 2016 Compared to Nine Months Ended January 31, 2015

Oil Sales

During the nine months ended January 31, 2016, the Company recognized $72,723 in oil and gas sales, compared to sales of $1,912,034 for the nine months ended January 31, 2015. The overall decrease in sales of $1,839,311 is primarily due to the Company continuing to decrease operations and shut-in wells in light of the current challenging oil price environment.

 Sales of Real Estate and Cost of Revenue

 During the nine months ended January 31, 2016, the Company recognized $23,701,524 and $13,463,025 in real estate sales and cost of revenue, respectively, compared to sales and cost of revenue of $0 for the nine months ended January 31, 2015. The increase in real estate sales of $23,701,524 is primarily due to the consummation of the Megawest Transaction.

Lease Operating Expense

During the nine months ended January 31, 2016, lease operating expense was $328,457, as compared to lease operating expense of $1,619,955 for the nine months ended January 31, 2015. The overall decrease in lease operating expense of $1,291,498 is primarily attributable to management’s commitment to substantially reduce operating expense in light of the current challenging oil price environment.

Impairment of Oil and Gas Assets

The Company assesses all items classified as unproved property on an annual basis for possible impairment. The Company assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: land relinquishment; intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. Significant changes in these factors could reduce our estimates of future net proceeds and accordingly could result in an impairment of our oil and gas assets. During the three months ended January 31, 2016, the Company reviewed the oil and gas assets for impairment and recognized an impairment charge of $6,870,613 on the Oklahoma and Missouri properties.

General and Administrative Expense

General and administrative expense for the nine months ended January 31, 2016 was $2,483,990, as compared to $3,858,315 for the nine months ended January 31, 2015. The decrease is primarily attributable to management’s commitment to substantially reduce general and administrative expense in light of the current challenging oil price environment, offset by an increase in stock based compensation compared to the 2014 period. These changes are outlined below:
	For the Nine Months Ended	For the Nine Months Ended
	January 31, 2016	January 31, 2015
Salaries and benefits	$1,823,514	$1,126,156
Professional fees	483,950	2,277,622
Office and administrative	175,476	440,343
Information technology	1,050	14,194

Total	$2,483,990	$3,858,315

Salary and benefits include non-cash stock-based compensation of $1,492,868 for nine months ended January 31, 2016 compared to $902,329 for the nine months ended January 31, 2015. The increase in stock-based compensation from the prior comparable period is due to the restructuring of the option plan resulting in the recording of any unrecognized compensation from the original awards as well as additional awards were expensed during the nine months ended January 31, 2016 which were expensed over the corresponding vesting periods. This increase was offset by a significant decrease in professional fees, office and administrative and information technology due to management’s commitment to substantially reduce expenses in light of the current challenging oil price environment.

Liquidity and Capital Resources

At January 31, 2016, the Company had working capital of approximately $7.7 million, of which approximately $6.0 million and $3.3 million is attributable to an account receivable from a related party and real estate held for sale, respectively. These assets are held by Megawest, the Company’s 58.51% owned subsidiary, and are controlled by Megawest’s board of directors, consisting of two members appointed by Fortis, and one by the Company.  In the event following the Redetermination there is a shortfall from the initial valuation of the Bandolier Interest transferred to Megawest under the terms of the Contribution Agreement, the Company will be required to fund such shortfall, and any unfunded shortfall may result in the foreclosure on the Company’s interest in Megawest.  In the event of foreclosure, the Bandolier Interest would revert back to the Company.

As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. In addition, the Company has a limited operating history.  At January 31, 2016, the Company had cash and cash equivalents of approximately $1.3 million. The Company’s primary source of operating funds since inception has been equity financings. While management believes that the current level of working capital is sufficient to maintain current operations as well as the planned added operations for the next 12 months, management intends to raise capital through debt and equity instruments in order to execute its business and operating plans. Management can provide no assurances that the Company will be successful in capital raising efforts. In order to conserve capital, from time to time, management may defer certain development activity.

As a result of the execution of the purchase agreement with Horizon Investments, as discussed in Note 11, the Company has received $1.5 million in debt financing, which amount management intends to use to fund operating expenses pending consummation of the Horizon Transaction. To address the current challenging oil and gas environment, and in order to increase the value of the Company’s oil and gas assets, management has also curtailed certain oil and gas operations, and focused on the Company’s technology and related initiatives, as well as the Horizon Transaction. In addition to the Horizon Transaction and the Megawest Transaction, the Company is exploring farm in and joint venture opportunities for its oil and gas assets as well other opportunities to increase shareholder value. No assurances can be given that management will be successful.

Operating Activities

During the nine months ended January 31, 2016, operating activities provided cash of $15,566,019, as compared to $2,969,439 used in operating activities during the nine months ended January 31, 2015. The Company incurred net loss during the nine months ended January 31, 2016 of $8,409,372 as compared to a net loss of $4,135,496 for nine months ended January 31, 2015. For the nine months ended January 31, 2016, the net loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and amortization, accretion of asset retirement obligation, impairment of oil and gas assets, loss on sale of equipment and the cost of real estate sales. Cash provided by operations was also influenced by increases in accounts receivable, prepaid expenses and deposit on real estate sales in escrow as well as a decrease in accounts payable and accrued expenses. For the nine months ended January 31, 2015, the net loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and amortization, and accretion of asset retirement obligation. Cash used in operations was also influenced by increases in accounts receivable and prepaid expenses as well as a decrease in accounts payable and accrued expenses.

Investing Activities

Investing activities during the nine months ended January 31, 2016 resulted in cash used of $16,752,274, as compared to $8,850,623 during the nine months ended January 31, 2015. During the nine months ended January 31, 2016, the Company incurred $7,279 of expenditures on oil and gas assets as part of the Bandolier acquisition compared to $8,674,744 during the nine months ended January 31, 2015. During the nine months ended January 31, 2016, the Company received cash of $279,013 and $60,000 from the disposal of oil and gas assets and equipment, respectively. During the nine months ended January 31, 2016, the Company executed notes receivable agreements with related parties resulting in the outlay of $16,348,000. During the nine months ended January 31, 2015, the Company used $39,756 and $125,000 for the purchase of equipment and certificate of deposit, respectively.

Financing Activities

During the nine months ended January 31, 2016 and 2015, the Company had $1,500,000 and $4,968,500 in cash provided by financing activities, respectively. During the nine months ended January 31, 2016, the Company received proceeds of $1,500,000 from related party notes payable. During the nine months ended January 31, 2015, $5,000,000 was contributed from the non-controlling interest holder of Bandolier. This increase was offset by $31,500 paid on a vehicle note payable.

Capitalization

The number of outstanding shares and the number of shares that could be issued if all convertible instruments are converted to shares is as follows:

As of	January 31, 2016	January 31, 2015
Common shares	4,263,671	4,092,839
Stock Options	710,019	544,691
Stock Purchase Warrants	336,458	203,125
Total	5,310,148	4,840,655

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

B. Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s management, with the participation of its principal executive and principal financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation and solely due to the unremediated material weaknesses described above, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were not effective for the purpose for which they were designed as of the end of such period. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the unremediated material weaknesses previously disclosed. Accordingly, management believes that the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented, in accordance with US GAAP, notwithstanding the unremediated weaknesses.

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

On January 30, 2014, the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating approximately CAD $759,000 (approximately USD $536,500 as of January 31, 2016). On October 20, 2014, the Company filed a summary judgment application stating that the landlord’s claim is barred as it was commenced outside the 2-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of approximately CAD $665,000 (approximately USD $475,700 as of January 31, 2016). The applications were heard on June 25, 2015.  The court reserved its decision and there is no specific timeline by which it must render a ruling.

(b) In September 2013, the Company was notified by the Railroad Commission of Texas (the “Commission”) that the Company was not in compliance with regulations promulgated by the Commission. The Company was therefore deemed to have lost its corporate privileges within the State of Texas and as a result, all wells within the state would have to be plugged. The Commission therefore collected $25,000 from the Company, which was originally deposited with the Commission, to cover a portion of the estimated costs of $88,960 to plug the wells. In addition to the above, the Commission also reserved its right to separately seek any remedies against the Company resulting from its noncompliance. As of the date of these financial statements, there is no further update to the issue.

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

On October 7, 2014, Spyglass, along with other defendants, filed a motion to dismiss the August 11, 2014 Proceeding on various procedural and legal arguments.  Plaintiffs filed their response to the motion to dismiss on October 27, 2014.  Spyglass filed its reply brief on November 10, 2014 and the plaintiffs were granted leave until November 19, 2014 to file a reply to Spyglass’ reply brief.  Once the briefing cycle concluded on November 19, 2014, the motion to dismiss became ripe for determination by the court.  Oral arguments may be ordered by the court.  There is no specific timeline by which the court must render a ruling.

(d) Mega West Energy Missouri Corp. (“Megawest Missouri”), a wholly owned subsidiary of the Company, was previously involved in two cases related to oil leases in West Central, Missouri.  The first case (James Long and Jodeane Long v. Mega West Energy Missouri and Petro River Oil Corp., case number 13B4-CV00019) was a case for unlawful detainer, pursuant to which the plaintiffs contended that a Megawest Missouri oil and gas lease had expired and Megawest Missouri was unlawfully possessing the plaintiffs’ real property by asserting that the leases remained in effect.  Megawest filed a second case on October 14, 2014 (Mega West Energy Missouri Corp. v. James Long, Jodeane Long, and Arrow Mines LLC, case number 14VE-CV00599).  This case was pending in Vernon County, Missouri.  Although the two cases were separate, they were interrelated.  In the Vernon County case, Megawest made claims for: (1) replevin for personal property; (2) conversion of personal property; (3) breach of the covenant of quiet enjoyment regarding the lease; (4) constructive eviction of the lease; (5) breach of fiduciary obligation against James Long; (6) declaratory judgment that the oil and gas lease did not terminate; and (7) injunctive relief to enjoin the action pending in Barton County, Missouri.  On September 21, 2015, the parties entered into a Settlement and Release Agreement for both cases.   The parties agreed to release their claims and dismiss their lawsuits with prejudice.  Megawest Missouri released its claims to certain leases and the plaintiff purchased certain personal property from Megawest Missouri.  The matters have been completely resolved, and the cases dismissed.

(e) The Company is from time to time involved in legal proceedings in the ordinary course of business. The Company does not believe that any of these claims and proceedings against it is likely to have, individually or in the aggregate, a material adverse effect on its financial condition or results of operations.

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

We have identified the following risk factors in addition to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2015:

In the event of a Redetermination of the value of the Bandolier Interest contributed to Megawest, the Company may be required to fund any shortfall in such valuation, which the Company may not be able to fund.  Failure to fund the shortfall will result in a material and adverse effect on our financial condition and results from operations.

Consummation of the Megawest Transaction resulted in a substantial increase in our assets and total revenue during the quarter ended January 31, 2016.  However, substantially all of these amounts are held by Megawest and controlled by the board of directors of Megawest, consisting of two members appointed by Fortis, and one by the Company.  In the event following the Redetermination of the valuation of the Bandolier Interest contributed by the Company to Megawest under the terms of the Contribution Agreement, there is a shortfall from the initial valuation of the value of the Bandolier Interest transferred to Megawest, the Company will be required to fund such shortfall, and any unfunded shortfall may result in the foreclosure on the Company’s interest in Megawest.  No assurances can be given that the value of the Bandolier Interest following six months from the date of the Contribution Agreement will equal the initial valuation, or if such value is below the initial valuation, that we will be able to fund such shortfall. Any requirement to fund a shortfall, or in the event of a foreclosure, our results from operations and financial condition will be materially and adversely affected.  In the event of foreclosure, the Bandolier Interest would revert back to the Company.

In the event the Company is unable to consummate the Horizon Transaction, our financial condition and potential operations will be materially and adversely affected.

On December 1, 2015, the Company entered into a purchase agreement to acquire Horizon Investments in an all-stock deal (the “Horizon Transaction”), which is anticipated to close on or before April 30, 2016.  Upon closing, the acquisition will provide the Company with approximately $5.0 million in cash, a 20% membership interest in Horizon Energy, and access to approximately $690,000 in cash currently held in escrow.  In the event the Company is unable to consummate the Horizon Transaction, we will not have access to the approximate $5.7 million in additional cash, and will be obligated to pay Horizon Investments approximately $1.5 million in amounts due under certain promissory issued by the Company to Horizon Investments pending consummation of the Horizon Transaction.  As a result, our financial condition will be materially and adversely affected.  In addition, in the event the Horizon Transaction fails to close, we will not have an indirect interest in Horizon Energy’s portfolio of domestic and international oil and gas assets.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a) There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b) There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during the quarter ended January 31, 2016.

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

(b) Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1 (1)	Certificate of Amendment to the Certificate of Incorporation of Petro River Oil Corporation, effective December 1, 2015 (Reverse Split).
3.2 (2)	Certificate of Amendment to the Certificate of Incorporation of Petro River Oil Corporation, effective December 1, 2015 (Authorized Increase).
10.1 (3)	Employment Agreement, by and between Petro River Oil Corp. and Stephen Brunner, dated October 30, 2015.
10.2 (4)	Contribution Agreement, by and between Petro River Oil Corp., Megawest Energy Kansas Corporation and Fortis Property Group, dated October 30, 2015, effective October 15, 2015.
10.3 (5)	Conditional Purchase Agreement, by and between Petro River Oil Corp. and Horizon I Investments, LLC, dated December 1, 2015.
10.4 (6)	Form of Escrow Agreement.
10.5 (7)	Non-Recourse Note, by and between Petro River Oil Corp. and Horizon I Investments, LLC, dated December 1, 2015.
10.6 (8)	Farmout Agreement, dated January 19, 2016, by and between Petro River UK Limited, Brigantes Energy Limited and Southwestern Resources LTD.
10.7 (9)	Escrow Agreement, dated January 18, 2016.
10.8 (10)	Non-Recourse Note, by and between Petro River Oil Corp. and Horizon I Investments, LLC, dated January 13, 2016.
10.9 (11)	Asset Purchase and Sale and Exploration Agreement, dated March 4, 2016.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Previously filed as Exhibit 3.1 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 7, 2015.
(2)	Previously filed as Exhibit 3.1 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 7, 2015.
(3)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 5, 2015.
(4)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on November 5, 2015.
(5)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 7, 2015.
(6)	Previously filed as Exhibit 10.2 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 7, 2015.
(7)	Previously filed as Exhibit 10.3 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on December 7, 2015.
(8)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 20, 2016.
(9)	Previously filed as Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 20, 2016.
(10)	Previously filed as Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 20, 2016.
(11)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 10, 2016.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO RIVER OIL CORP.

	By:	/s/ Scot Cohen
	Name:	Scot Cohen
	Title:	Executive Chairman

	By:	/s/ David Briones
	Name:	David Briones
	Title	Chief Financial Officer

Date: March 21, 2016