Form 10-K
period 2016-04-30
Petro River Oil Corp.
filed 2016-07-29
CIK 1172298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-49760

Petro River Oil Corp.
(Exact name of registrant as specified in its charter)

Delaware	98-0611188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 5th Avenue, Suite 1704, New York, New York 10003
(Address of Principal Executive Offices, Zip Code)

(347) 491-4011
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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of October 31, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates was $4,382,387, based on the closing bid price of $1.96 per share on October 31, 2015, as reported on OTC Pink Marketplace.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2016
Common Stock, $0.00001 par value per share	15,827,997 shares

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

-ii-

PART I

ITEM 1. BUSINESS

Business Overview

Petro River Oil Corp. (the “Company”) is an independent energy company focused on the exploration and development of conventional oil and gas assets with low discovery and development costs. The Company is focused on taking advantage of the current downturn in oil prices to enter highly prospective plays with industry-leading partners. Management believes that the Company’s diversification across multiple projects, each with low initial capital expenditures and strong risk reward characteristics, reduces risk and provides exposure to a number of attractive risk adjusted opportunities. Further, we seek to reduce costs and risks by adopting a conventional approach to our drilling program and developing our traditional core areas, as well as seeking new growth opportunities. Our current projects do not involve horizontal drilling or hydraulic fracking.

The Company’s core holdings are in the Mid-Continent Region in Oklahoma, Kern County, California and Larne Basin, Northern Ireland. The Company also holds indirect onshore and offshore acreage positions in Denmark and Dorsett, U.K. We believe that these opportunities have considerable future potential for the development of proven oil and gas reserves.

The execution of our business plan is dependent on obtaining necessary working capital. While no assurances can be given, in the event management is able to obtain additional working capital, we plan to acquire high-quality oil and gas properties, primarily proved producing and proved undeveloped reserves. We also intend to explore low-risk development drilling and work-over opportunities.   Management is also exploring farm-in and joint venture opportunities for our oil and gas assets.

Our Objective

Our primary objective is to enhance shareholder value by increasing our net asset value, net reserves and cash flow through development, exploitation, exploration, and acquisition of oil and gas properties.

Our Strategy

We intend to follow a balanced risk strategy by allocating capital expenditures to a combination of lower risk development and high potential exploration prospects. Key elements of our business strategy include the following:

Develop and exploit our existing oil and natural gas properties. Our principal growth strategy has been to explore, develop and exploit our acquired and leased properties to add proven reserves.

Pursue selective acquisitions. The Company has acquired leasehold positions that it believes contain substantial resource potential and meet its targeted returns on invested capital. Management intends to continue to pursue strategic acquisitions that meet the Company’s operational and financial targets. We seek to acquire developed and undeveloped oil and gas properties that will provide us with additional development and exploratory prospect opportunities. We may also acquire a working interest in one or more prospects from others and participate with the other working interest owners in drilling and, if warranted, completing oil or gas wells on a prospect. We may purchase producing oil or gas properties.

Use the latest 3-D seismic technology to maximize returns. Technical advances in imaging and modeling can lower risk and enhance productivity. The Company intends to utilize 3-D seismic and other technological advancements that benefit its exploratory and developmental drilling program.

Limit our current exploration and acquisition activities to conventional oil plays with a projected breakeven price of $30 per barrel or less.  We intend to focus our resources on more easily recoverable conventional reserves.

During the current downturn, obtain price concessions from third party vendors, specifically those involved in our drilling and completion activities and day-to-day well maintenance.

Plan of Operation

The Company is currently engaged in oil and natural gas acquisition, exploration, development and production, with activities in Oklahoma and California in the United States, and Northern Ireland, Denmark and the U.K in Western Europe. We focus on developing our existing properties, while continuing to pursue acquisitions of oil and gas properties with upside potential.

The Company intends to grow its resources and production through exploration activities and development of identified potential drilling locations, and through acquisitions that meet the Company’s strategic and financial objectives. Our plan includes:

Leveraging our management experience. The Company’s executive team, along with Horizon Energy Partners, LLC (“Horizon Energy”), the Company’s operating partner, has extensive and proven experience in the oil and gas industry. We believe that the experience of our executive team will help reduce the time and cost associated with drilling and completing exploration and development of our conventional assets and potentially increasing recovery. Collectively, our management team and engineering professionals identify and evaluate acquisition opportunities, negotiate and close purchases and manage acquired properties.

Leveraging our established business relationships. Our executive team, along with Horizon Energy, has many relationships with operators and service providers in our core asset regions. We believe that leveraging our relationships will be a competitive advantage in developing our acreage and identifying acquisition targets.

De-risking our acreage position and build a vertical drilling program. The Company has identified a multi-year inventory of potential drilling locations that will drive reserves and production growth and provide attractive return opportunities. The Company views its Osage, Kern County and Grapevine projects as de-risked because of the significant production history in the area and well-established industry activity surrounding the acreage.

Partnership with Horizon Energy. Following the acquisition of Horizon I Investments, LLC (“Horizon Investments”), the Company has an indirect interest, through Horizon Investment’s 20% ownership in Horizon Energy, in a portfolio of several domestic and international oil and gas assets consisting of highly prospective conventional plays diversified across project type, geographic location and risk profile, as well as access to a broad network of industry leaders.

Horizon Energy is an oil and gas exploration and development company owned and managed by former senior oil and gas executives.  It has a portfolio of domestic and international assets, including two assets located in the United Kingdom, adjacent to the giant Wytch Farm oil field, the largest onshore oil field in Western Europe.  Other projects include the proposed redevelopment of a large oil field in Kern County, California and the development of an additional recent discovery in Kern County.  Each of the assets in the Horizon Energy portfolio is characterized by low initial capital expenditure requirements and strong risk reward characteristics.

Competitive Strengths

Financial flexibility. Our capital structure and high degree of operational control continues to provide us with significant financial flexibility. We have no corporate debt in our capital structure, enabling us to make capital decisions with no restrictions imposed by debt covenants, lender oversight and/or mandatory repayment schedules. Additionally, in concert with our partner, Horizon Energy, we control the majority of our anticipated future net drilling locations, including the timing and selection of drilling locations as well as completion schedules. This allows us to modify our capital spending program depending on financial resources, leasehold requirements and market conditions.

Management experience. Our key management team possesses an average of over thirty years of experience in oil and gas exploration and production in multiple resource plays, including exploration and production in the Company’s core regions of Osage, Oklahoma, Kern County, California, and the North Sea.

Cost-efficient operators. In the past, our management team has shown an ability to drill wells in a cost efficient way and to successfully integrate acquired assets without incurring significant increases in overhead.

History

The Company was originally incorporated under the Company Act (British Columbia) on February 8, 2000 under the name Brockton Capital Corp. We then changed our name to MegaWest Energy Corp. effective February 27, 2010, before changing it to Gravis Oil Corp. on June 20, 2011. On September 11, 2012, we re-organized under the laws of the State of Delaware as a corporation organized under the Delaware General Corporation Law. Prior to September 11, 2012, and at April 30, 2012, we were organized under the laws of Alberta, Canada.

Petro River Oil LLC (“Petro”), an indirect subsidiary of the Company and wholly owned subsidiary of MegaWest Energy Kansas Corp., was incorporated under the laws of the State of Delaware on March 3, 2011 (“MegaWest”). Through proceeds received from the issuance of various promissory notes, on February 1, 2012, Petro purchased various interests in oil and gas leases, wells, records, data and related personal property located along the play in the state of Kansas (“Mississippi Assets”).  Effective December 23, 2015, Petro divested the Mississippi Assets. In connection with the divestiture, the assignee and purchaser of the Mississippi Assets agreed to pay outstanding liabilities, including unpaid taxes, and assume certain responsibilities to plug any abandoned wells. No cash consideration was paid for the interests.

Share Exchange. On April 23, 2013, the Company executed and consummated a securities purchase agreement by and among the Company, Petro, and certain investors in Petro (the “Investors”), namely, the holders of outstanding secured promissory notes of Petro (the “Notes”), and those holding membership interests in Petro (the “Membership Interests”, and, together with the Notes, the “Acquired Securities”) sold by Petro (the “Share Exchange”). In the Share Exchange, the Investors exchanged their Acquired Securities for 591,021,011 newly issued shares of the Company's common stock (2,955,105 shares of common stock based on the December 2015 reverse stock split – see “Reverse Stock Split” below). Upon completion of the Share Exchange, Petro became a wholly owned subsidiary of the Company.

As a result of the Share Exchange, the Company acquired 100% of the membership units of Petro and consequently, control of Petro’s business and operations. Under generally accepted accounting principles in the United States (“U.S. GAAP”), because Petro’s former members and note holders held 80% of the issued and outstanding shares of the Company as a result of the Share Exchange, Petro was deemed the accounting acquirer while the Company remains the legal acquirer. Petro adopted the fiscal year of the Company. Prior to the Share Exchange, all historical financial statements presented are those of Petro. The equity of the Company is the historical equity of Petro, restated to reflect the number of shares issued by the Company in the transaction.

Acquisition of Interest in Bandolier Energy LLC.   On May 30, 2014, the Company entered into a Subscription Agreement pursuant to which the Company was issued a 50% interest in Bandolier Energy, LLC (“Bandolier”) in exchange for a capital contribution of $5.0 million (the “Bandolier Acquisition”). In connection with the Bandolier Acquisition, the Company had the right to appoint a majority of the board of managers of Bandolier. The Company’s Executive Chairman was a manager of, and owned a 20% membership interest in, Pearsonia West Investment Group, LLC (“Pearsonia West”), a special purpose vehicle formed for the purpose of investing in Bandolier with the Company and Ranger Station, LLC (“Ranger Station”). Concurrent with the Bandolier Acquisition, Pearsonia West was issued a 44% interest in Bandolier for cash consideration of $4.4 million, and Ranger Station was issued a 6% interest in Bandolier for cash consideration of $600,000. In connection with Pearsonia West’s investment in Bandolier, the Company and Pearsonia West entered into an agreement, dated May 30, 2014, granting the members of Pearsonia West an option, exercisable at any time prior to May 30, 2017, to exchange their pro rata share of the Bandolier membership interests for shares of the Company’s common stock, at a price of $0.08 per share, subject to adjustment (the “Option”). The Option, if fully exercised, would result in the Company issuing 55,000,000 shares of its common stock (275,000 shares of common stock at a price of $16 per share based on the December 2015 reverse stock split – see “Reverse Stock Split” below), or 6% to the members of Pearsonia West.

Until the execution of the Contribution Agreement, described below, the Company had operational control along with a 50% ownership interest in Bandolier. As a result, the Company consolidated Bandolier. The remaining 50% non–controlling interest represented the equity investment from Pearsonia West and Ranger Station. The Company allocated the proportionate share of the net operating income/loss to both the Company and the non-controlling interest.

Subsequent to the initial capitalization of Bandolier, Bandolier acquired for $8,712,893, less a $407,161 claw back, all of the issued and outstanding equity of Spyglass Energy Group, LLC (“Spyglass”), the owner of oil and gas leases, leaseholds, lands, and options and concessions thereto located in Osage County, Oklahoma. Spyglass controlled a significant contiguous oil and gas acreage position in Northeastern Oklahoma, consisting of approximately 106,000 acres, with substantial original oil in place, stacked reservoirs, as well as exploratory and development opportunities that could be accessed through both horizontal and vertical drilling. Significant infrastructure was already in place including 32 square miles of 3-D seismic, 3 phase power, a dedicated sub-station as well as multiple oil producing horizontal wells.

The Company recorded the purchase of Spyglass by Bandolier using the acquisition method of accounting as specified in ASC 805 “Business Combinations.” This method of accounting requires the acquirer to (i) record purchase consideration issued to sellers in a business combination at fair value on the date control is obtained, (ii) determine the fair value of any non-controlling interest, and (iii) allocate the purchase consideration to all tangible and intangible assets acquired and liabilities assumed based on their acquisition date fair values. Further, the Company commenced reporting the results of Spyglass on a consolidated basis with those of the Company effective upon the date of the acquisition.

On October 15, 2015, the Company indirectly transferred its controlling interest in Pearsonia West as a result of the transfer of the Company’s 50% membership interest in Bandolier to MegaWest under the terms of the Contribution Agreement, although the Company still retains a 29.26% indirect interest in Bandolier as a result of its interest in MegaWest.

Recent Developments

Divestiture of Missouri Properties. Effective July 11, 2016, MegaWest Energy Missouri Corp (“MegaWest Missouri”) assigned its leaseholds covering approximately 320 acres in Grassy Creek, Missouri (the “Grassy Creek Assets”) to Paluca Petroleum, Inc. (“Paluca”) in furtherance of the Company’s corporate strategy to divest its legacy assets. Pursuant to the terms and conditions of the assignment, Paluca agreed to assume all liabilities associated with the Grassy Creek Assets and, as consideration for the assignment, granted MegaWest Missouri an overriding royalty interest equal to 4% of the value of all oil and gas assets produced and sold under the assigned lease.

Horizon Acquisition. On May 3, 2016 (the “Closing Date”), the Company consummated the acquisition of Horizon Investments.  As a result of the acquisition, the Company acquired: (i) a 20% membership interest in Horizon Energy; (ii) three promissory notes issued by the Company to Horizon Investments in the principal amount of $1.6 million (the “Horizon Notes”); (iii) approximately $690,000 (the “Closing Proceeds”); and (iv) certain bank, investment and other accounts maintained by Horizon Investments, in an amount which, together with the amount issued under the Horizon Notes and the Closing Proceeds, total approximately $5.0 million (collectively, the “Purchased Assets”) (the “Horizon Acquisition”). The Horizon Acquisition was completed in accordance with the term and conditions of the Conditional Purchase Agreement first entered into by the Company and Horizon Investments on December 1, 2015 (the “Purchase Agreement”). Also on the Closing Date, the Company and Horizon Investments entered into an amended and restated Purchase Agreement, pursuant to which the Company agreed to provide for additional advances by Horizon Investments to the Company.

As consideration for the Horizon Acquisition, and in accordance with the Purchase Agreement, as amended, the Company issued 11,564,250 shares of its common stock on the Closing Date, which amount included 1,395,916 additional shares of common stock in consideration for the additional cash, receivables and other assets reflected on Horizon Investment's balance sheet on the Closing Date.

Kern County Project.  On March 4, 2016 (the "Closing Date"), the Company executed an Asset Purchase and Sale and Exploration Agreement (the "Agreement") to acquire a 13.75% working interest in certain oil and gas leases located in southern Kern County, California (the "Project"). Horizon Energy also purchased a 27.5% working interest in the Project.

Under the terms of the Agreement, the Company paid $108,333 to the sellers on the Closing Date, and is obligated to pay certain other costs and expenses after the Closing Date related to existing and new leases as more particularly set forth in the Agreement. In addition, the sellers are entitled to an overriding royalty interest in certain existing and new leases acquired after the Closing Date, and the Company is required to make certain other payments, each in amounts set forth in the Agreement.

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

Under the terms of the Farmout Agreement, Petro UK deposited approximately $735,000 into an escrow agreement ("Escrow Agreement"), which amount represented Petro UK's obligation to fund the total projected cost to drill the first well under the terms of the Farmout Agreement. The total deposited amount to fund the cost to drill the first well was approximately $6,159,452, based on an exchange rate of one British Pound for 1.44 U.S. Dollars. Petro UK was and continues to be responsible for its pro-rata costs of additional wells drilled under the Farmout Agreement.

Drilling of the first well was completed in June 2016. The primary objectives of the well were to (i) confirm the existence and maturity of the carboniferous source rock and (ii) test potential hydrocarbon-bearing objective zones. Unexpectedly, the overlying Permian section thickened considerably and at 2,000 meters, and several participants owning 55% of the working interest in the well (including Horizon Energy) expressed interest in deepening the well an additional 600 meters.  However, participants representing the other 45% of the interest were unwilling to fund their share of the additional costs, and without unanimity determined that continued drilling was impractical. The well has been plugged and the drilling rig has been demobilized from the location.  The drilling detected background gas shows in the drilling fluid, and samples were sent to Applied Petroleum Technology, (“APT”) an internationally recognized independent geochemical laboratory in Oslo, Norway. APT determined that the gas originated from a carboniferous source, providing evidence of nearby source rock and an active petroleum system. The samples were strikingly similar to a gas sample from a producing gas field in in Lancashire, England, just across the North Channel.

Historically, large basinal discoveries are found and developed only after thorough analysis of technical data derived from both seismic acquisition and drilling of wells. Management believes that Larne Basin continues to be a very attractive exploration opportunity based on technical merit, modest exploration costs, low political risk and excellent fiscal terms. The Company is continuing the exploration program by relocating to offshore targets and reprocessing seismic data.

Impairment of Oil & Gas Properties. As of January 31, 2016, the Company assessed its oil and gas assets for impairment and recognized a charge of $5,951,622 related to the Oklahoma oil and gas property. The Company determined that it no longer planned to develop the Missouri oil and gas property and recognized an impairment charge of $918,991 for the assets remaining book value.

Divestiture of Kansas Properties. Effective December 23, 2015, Petro, a wholly owned subsidiary of Megawest, divested various interests in oil and gas leases, wells, records, data and related personal property located along the Mississippi Lime play in the state of Kansas, which assets were acquired by Petro in 2012. In connection with the divestiture, the assignee and purchaser of the interests agreed to pay outstanding liabilities, including unpaid taxes, and assume certain responsibilities to plug any abandoned wells. No cash consideration was paid for the interests.  MegaWest is a 58.51% owned subsidiary of the Company following consummation of the MegaWest Transaction, defined below.

Reverse Stock Split.  On December 7, 2015 (the “Effective Date”), the Company effected a one for two hundred reverse split of its issued and outstanding common stock (the “Reverse Split”), and, immediately following the Reverse Split, filed an amendment to its Certificate of Incorporation with the Delaware Secretary of State to increase the Company's authorized number of shares of common stock to 100.0 million. Shareholders approved the reverse stock split at the Company’s annual meeting of shareholders held on July 8, 2015, and the specific ratio was subsequently determined at a meeting of the Company's Board of Directors on November 11, 2015.

MegaWest Transaction.  On October 15, 2015, the Company entered into a contribution agreement (the “Contribution Agreement”) with MegaWest and Fortis Property Group, LLC, a Delaware limited liability company (“Fortis”), pursuant to which the Company and Fortis each agreed to contribute certain assets to MegaWest in exchange for shares of MegaWest common stock (“MegaWest Shares”) (the “MegaWest Transaction”).

Upon execution of the Contribution Agreement, (i) the Company transferred its 50% membership interest in Bandolier with net assets of $7,119,798, and cancelled all of its ownership interest in the then issued and outstanding MegaWest Shares, which prior to the MegaWest Transaction represented 100% ownership of MegaWest; and (ii) Fortis transferred certain indirect interests held in 30 condominium units and the rights to any profits and proceeds therefrom, with a book value of $15,544,382, to MegaWest.  Immediately thereafter, MegaWest issued to the Company 58,510 MegaWest Shares, representing a 58.51% equity interest in MegaWest, as consideration for the assignment of the Bandolier Interest, and issued to Fortis 41,490 MegaWest Shares, representing a 41.49% equity interest in MegaWest, as consideration for the assets assigned to MegaWest by Fortis.

Subject to the terms and conditions of the Contribution Agreement, the Contribution Agreement provided for a redetermination of the fair market value of the Bandolier Interest within six months after the execution thereof  (the “Redetermination”),  Upon a Redetermination, which has not occurred as of July 28, 2016, in the event there is a shortfall from the valuation ascribed to the Bandolier Interest at the time of the Redetermination, as compared to the value ascribed to the Bandolier Interest in the Contribution Agreement, the Company will be required to provide Fortis with a cash payment in an amount equal to the shortfall.  If the Company is unable to deliver to Fortis the cash payment required after the Redetermination, if any, the board of directors of MegaWest shall have the right to exercise certain remedies against the Company, including a right to foreclose on the Company’s entire equity in MegaWest, which equity interest has been pledged to Fortis under the terms of the Contribution Agreement.  In the event of foreclosure, the Bandolier Interest would revert back to the Company.

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

Employees

At April 30, 2016, we employed four full-time employees and no part-time employees. We also retained several consultants to provide both operational, investor relations and marketing support.

Geographical Area of the Company’s Business

The principal market that we compete in is the North American and Western Europe. The Company is currently contemplating expansion into additional international energy markets.

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

Risks Relating to Our Business

Our results of operations as well as the carrying value of our oil and gas properties are substantially dependent upon the prices of oil and natural gas, which are currently depressed.  In the event lower prices for oil and natural gas continue for a prolonged period of time our results of operations could be adversely affected, and our ability to continue our planned development and acquisition activities could be substantially curtailed.

Currently, our costs to maintain our unproved properties include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and in process exploration drilling costs. In the future, our results of operations and the ceiling on the carrying value of our oil and gas properties will be dependent on the estimated present value of proved reserves, which depends on the prevailing prices for oil and gas, which are currently depressed. Various factors beyond our control affect prices of oil and natural gas, including political and economic conditions; worldwide and domestic supplies of and demand for oil and gas; weather conditions; the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) to agree on and maintain price and production controls; political instability or armed conflict in oil-producing regions; the price of foreign imports; the level of consumer demand; the price and availability of alternative fuels; and changes in existing federal and state regulations. In the event oil and gas prices do not rise from current levels, our operations and financial condition could be materially and adversely affected, and the level of development and exploration expenditures could be substantially curtailed.  These conditions could ultimately result in a reduction in the carrying value of our oil and gas properties. A continued decline in prices for oil and gas would also likely cause a reduction in the amount of any reserves and, in turn, in the amount that we might be able to borrow to fund development and acquisition activities.

We recently acquired certain assets unrelated to our traditional oil and gas properties.  The acquired technologies are in development stage, have not been proven, and require additional capital to develop.  We may not be able to successfully raise sufficient capital or otherwise successfully develop these technology assets.

We recently purchased certain assets to produce gasoline-like liquid and high-purity hydrogen from natural gas, at low temperature and at low pressure, as well as to reduce the methane from coal mines and other wells.  The purchased assets, while consistent with the Company’s business objective of acquiring leading edge technologies, are in the development stage, and require additional capital or a strategic partner in order to fully develop.  We are currently developing a strategy to monetize these assets through potential licensing, commercialization or an outright sale.  While management currently intends to seek financing or a development partner in order to fully develop the purchased assets, no assurances can be given that the Company will be able to successfully raise sufficient capital to develop the assets, or otherwise find a strategic or development partner to develop the same.  In addition, the purchased assets are in the development stage and are unproven, and no assurances can be given that we will be able to commercialize the assets.

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

Because we are small and have a limited amount of capital, we may have to limit our exploration activity which may result in a loss of your investment.

Because we are small and our capital available for operations is limited, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, existing reserves may go undiscovered. Without finding reserves, we cannot generate revenues and you will lose your investment.

We had cash and cash equivalents at April 30, 2016 and 2015 of $774,751 and $1,010,543, respectively. At April 30, 2016, we had a working capital of approximately $4.7 million. Management believes that the current level of working capital is sufficient to maintain current operations for the next 12 months. To further develop the Company’s assets, and take advantage of the current depressed market for oil and gas assets, management currently intends to raise additional capital through debt and equity instruments.

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

We are and will continue to be subject to various operating and other casualty risks that could result in liability exposure or the loss of production and revenues.

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

Risks Relating to Our Financial Position and Capital Requirements

We will require additional capital to execute our business plan.  If we are unable to obtain funding, our business operations will be harmed.

We will require additional capital to execute our business plan, further expand our exploration and continue with our development programs.  We may be unable to obtain additional capital required. Furthermore, inability to maintain capital may damage our reputation and credibility with industry participants. Our inability to raise additional funds when required will have a negative impact on our consolidated results of operations and financial condition.

Future acquisitions and future exploration, development, production, leasing activities and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may not be successful in raising the capital needed and we may not obtain the capital we require by other means. This will adversely affect our consolidated financial results and financial condition.

We have a history of losses, which may continue, which may negatively impact our ability to achieve our business objectives.

Although we generated total revenues of $87,939 for the year ended April 30, 2016, the result of oil and gas sales, we incurred a net loss of $11,989,758 and $6,344,579 for the years ended April 30, 2016 and 2015, respectively. To date, we have acquired interests in oil and gas properties, but have not established a project on any of our properties that generates commercial revenues. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

As our Larne Basin, Kern County and Oklahoma properties are in early stages of development, we may not be able to establish commercial reserves on these projects. Exploration for commercial reserves of oil is subject to a number of risk factors. Few of the properties that are explored are ultimately developed into producing oil and/or gas fields. We may not be able to establish commercial reserves and it is therefore considered to be an exploration stage company.

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

Consummation of the MegaWest Transaction resulted in a substantial increase in our assets and total revenue during the year ended April 30, 2016.  However, substantially all of these amounts are held by MegaWest and controlled by the board of directors of MegaWest, which consists of two members appointed by Fortis, and one by the Company.  The relative composition of the board of directors of MegaWest shall continue as long as Fortis has an equity interest in MegaWest.  In the event there is a shortfall from the valuation ascribed to the Bandolier Interest at the time of the Redetermination, as compared to the value ascribed to the Bandolier Interest in the Contribution Agreement, the Company will be required to provide Fortis with a cash payment in an amount equal to the shortfall, and any unfunded shortfall could result in the foreclosure on the Company’s entire equity interest in MegaWest, which equity interest has been pledged to Fortis.  No assurances can be given that the value of the Bandolier Interest will equal the valuation set forth in the Contribution Agreement, or if the value identified after the Redetermination is below the initial valuation, that we will be able to fund such shortfall. Any requirement to fund a shortfall will have a material and adverse effect on our operations and financial condition.

In the event of a Redetermination results in a foreclosure of any portion of our equity interest in MegaWest, our control of MegaWest may terminate. As a result, our financial condition may be materially and adversely affected.

In the event of a foreclosure of our equity interest in MegaWest resulting in such equity interest decreasing to less than a controlling interest in MegaWest, the assets conveyed to MegaWest under the terms of the Contribution Agreement may no longer be consolidated with the Company’s assets on the Company’s financial statements, and the Bandolier Interest may revert back to the Company.  As a result, our financial condition and results from operations may be adversely affected, and such affect will be material.

Risks Related to Our Common Stock

The liquidity, market price and volume of our stock are volatile.

Our common stock is not traded on any exchange, but is currently quoted on the OTC Pink Marketplace (“OTC Pink”). The liquidity of our common stock may be adversely affected, and purchasers of our common stock may have difficulty selling our common stock, particularly if our common stock does not continue to be quoted on the OTC Pink on another recognized quotation services or exchange.

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

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Larne Basin

On January 19, 2016, Petro River UK Limited, ("Petro UK"), a wholly owned subsidiary of the Company, entered into a Farmout Agreement to acquire a 9% interest in Petroleum License PL 1/10 and P2123 (the “Larne Licenses”) located in the Larne Basin in Northern Ireland (the "Larne Transaction").  The two Larne Licenses, one onshore and one offshore, together encompass approximately 130,000 acres covering the large majority of the prospective Larne Basin.  The other parties to the Farmout Agreement are Southwestern Resources Ltd, a wholly owned subsidiary of Horizon Energy, which will acquire a 16% interest, and Brigantes Energy Limited, which will retain a 10% interest.  Third parties will own the remaining 65% interest. This project is a high-risk exploration project, but has the potential to be a significant discovery for the Company with strong risk reward characteristics.  The first exploration well in Larne Basin commenced drilling in May 2016 and was completed in June 2016. The primary objectives of the well were to (i) confirm the existence and maturity of the carboniferous source rock and (ii) test potential hydrocarbon-bearing objective zones. Unexpectedly, the overlying Permian section thickened considerably at 2,000 meters, and several participants owning 55% of the working interest in the well (including Horizon Energy) expressed interest in deepening the well an additional 600 meters.  However, participants representing the other 45% of the interest were unwilling to fund their share of the additional costs, and without unanimity determined that continued drilling was impractical. The well has been plugged and the drilling rig has been demobilized from the location.  The drilling detected background gas shows in the drilling fluid, and samples were sent to Applied Petroleum Technology, (“APT”) an internationally recognized independent geochemical laboratory in Oslo, Norway. APT determined that the gas originated from a carboniferous source, providing evidence of nearby source rock and an active petroleum system. The samples were strikingly similar to a gas sample from a producing gas field in in Lancashire, England, just across the North Channel.

Historically, large basinal discoveries are found and developed only after thorough analysis of technical data derived from both seismic acquisition and drilling of wells. Management believes that Larne Basin continues to be a very attractive exploration opportunity based on technical merit, modest exploration costs, low political risk and excellent fiscal terms. The Company is continuing the exploration program by relocating to offshore targets and reprocessing seismic data.

Management believes that the Larne Basin continues to be very attractive exploration opportunity based on technical merit, modest exploration costs, low political risk and excellent fiscal terms. The Company intends to conduct further exploration and appraisal by reprocessing existing seismic data, and if merited, additional new seismic “shoots,” re-locating drill targets to more favorable locations offshore, and evaluating farmout opportunities.

Kern County

On March 4, 2016, the Company executed an Asset Purchase and Sale and Exploration Agreement (the "Agreement") to acquire a 13.75% working interest in certain oil and gas leases in 5,000 gross acres located in southern Kern County, California (the "Project"). Horizon Energy also purchased a 27.5% working interest in the Project.

Under the terms of the Agreement, the Company paid $108,333 to the sellers on the closing date, and is obligated to pay certain other costs and expenses after the Closing Date related to existing and new leases as more particularly set forth in the Agreement. In addition, the sellers are entitled to an overriding royalty interest in certain existing and new leases acquired after the Closing Date, and the Company is required to make certain other payments, each in amounts set forth in the Agreement.

Oklahoma

On May 30, 2014, the Company, entered into a Subscription Agreement, pursuant to which the Company purchased a 50% interest in Bandolier. Bandolier’s oil and gas assets are located in in Osage County, Oklahoma and comprise a significant contiguous oil and gas acreage position in Northeastern Oklahoma, approximately 106,000 acres, with substantial original oil in place, stacked reservoirs, as well as exploratory and development opportunities that can be accessed through both horizontal and vertical drilling. Significant infrastructure is already in place including 32 square miles of 3-D seismic, 3 phase power, a dedicated sub-station as well as multiple oil producing horizontal wells. As a result of this transaction, the Company capitalized $2,460,632 in proved developed oil and gas assets and $5,921,641 in proven undeveloped oil and gas assets. During the year ended April 30, 2016, Bandolier purchased additional oil and gas assets totaling $102,864.  Management performed a ceiling test as of April 30, 2016, and recognized an impairment of $5,951,622 on the Oklahoma property. The Company currently has plans in 2016 to drill six vertical wells to be funded through a farm-out with an industry partner.

Horizon Energy

On May 3, 2016, following the closing of the Horizon Acquisition, the Company acquired a 20% membership interest in Horizon Energy. Horizon Energy is an oil and gas exploration and development company owned and managed by former senior oil and gas executives with access to a broad network of industry insiders.  It has a portfolio of domestic and international assets, including two assets located in the United Kingdom, adjacent to the giant Wytch Farm oil field, the largest onshore oil field in Western Europe.  Other projects include the proposed redevelopment of a large oil field in Kern County, California and the development of an additional recent discovery in Kern County. Each of the assets in the Horizon Energy portfolio is characterized by low initial capital expenditure requirements and strong risk reward characteristics.

Missouri

At April 30, 2016, the Company’s Missouri lease holdings totaled 320 net acres with an 87% net royalty interest on its Grassy Creek asset.  During the year ended April 30, 2016, the Company recorded impairment of $918,991 on the Missouri assets and as a result the carrying value of these assets at April 30, 2016 was $0.

Effective July 11, 2016, the Company assigned its Missouri lease to Paluca for an overriding royalty interest equal to 4% of the value of all oil and gas assets produced and sold under the assigned lease.

The Company no longer has any leasehold positions in Marmaton River.

Operational and Project Review

The following table summarizes the costs incurred in oil and gas property acquisition, exploration, and development activities for the Company for the years ended April 30, 2016 and 2015:

Cost	Oklahoma	Kansas	Missouri	Other	Total
Balance, May 1, 2014	$-	$7,922,601	$918,991	$100,000	$8,941,592
Additions	8,751,867	1,747	-	-	8,753,614
Impairment of oil and gas assets	(1,246,975)	-	-	-	(1,246,975)
Depreciation, depletion and amortization	(569,892)	(121,328)	-	-	(691,220)
Balance, April 30, 2015	6,935,000	7,803,020	918,991	100,000	15,757,011
Additions	102,864	-	-	-	102,864
Disposals	(279,013)	(7,727,287)	-	-	(8,006,301)
Impairment of oil and gas assets	(5,951,622)	-	(918,991)	-	(6,870,613)
Depreciation, depletion and amortization	(29,003)	(75,733)	-	-	(104,736)

Balance, April 30, 2016	$778,226	$-	$-	$100,000	$878,226

The above table excludes Larne Basin and Kern County assets which were not in operations as of April 30, 2016.

For the year ended April 30, 2016, the Company performed a ceiling test and recognized a $5,951,622 and $918,991 impairment charge on the Oklahoma and Missouri assets, respectively. For the year ended April 30, 2015, the Company performed a ceiling test and recognized a $1,246,975 impairment charge on the Oklahoma assets.

Oil Wells, Properties, Operations, and Acreage

The following table sets forth the number of oil wells in which we held a working interest as of April 30, 2016 and 2015:

	Producing				Non-Producing
	April 30, 2016		April 30, 2015		April 30, 2016		April 30, 2015
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Kansas	-	-	5	2.5	-	-	37	34.5
Oklahoma	1	1	5	5	6	6	8	8
Missouri (1)	-	-	48	48	-	-	9	9
Kentucky (1)	-	-	-	-	-	-	-	-
Montana (1)	-	-	-	-	-	-	-	-
Texas (1)	-	-	-	-	-	-
Total	1	1	58	55.5	6	6	54	51.5

(1)	We acquired the predecessor assets of Petro River Oil Corporation on April 23, 2015.

The following table sets forth the lease areas we have an interest in, by area, as of April 30, 2016 and 2015:

Project Areas	April 30, 2016		April 30, 2015
	Gross	Net	Gross	Net
Kansas	-	-	71,605	50,703
Larne Basin	130,000	11,700	-	-
Kern County	5,000	688	-	-
Oklahoma	106,880	106,880	106,880	106,880
Missouri (1)	-	-	389	371
Kentucky (1)	-	-	-	-
Texas (1)	-	-	-	-
Montana (1)	-	-	-	-
Total	241,880	119,268	178,874	157,954

(1)	We have no plans for any further material expenditure on these properties as a result of the legal acquirer’s prior drilling results and a lack of resources.

Oil and Natural Gas Reserves

Oil and natural gas information is provided in accordance with ASC Topic 932 - “Extractive Activities - Oil and Gas”.

The Company has approximately $0.8 million and $6.9 million in proven oil and gas reserves as of April 30, 2016 and 2015, respectively. For the year ended April 30, 2016 the reports by Pinnacle Energy Services, LLC (“Pinnacle”) covered 100% of the Company’s oil reserves.

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

	For the Years Ended April 30, 2016 and 2015
	2016	2015
Production volumes:
Oil (Bbls)	1,475	24,347
Natural gas (Mcf)	-	64,917
Total (Boe)	1,475	35,167
Average realized prices:
Oil (per Bbl)	$52.92	$77.93
Natural gas (per Mcf)	$-	$2.31
Total per Boe	$52.92	$58.22
Average production cost:
Total per Boe	$252.91	$46.04

Drilling and Other Exploratory and Development Activities

The Company’s Direct Working Interest Projects

Northern Ireland – Larne Basin. We completed drilling the Woodburn Forest #1 well in June 2016.  The primary objectives of the well were to (i) confirm the existence and maturity of the carboniferous source rock and (ii) test potential hydrocarbon-bearing objective zones. Unexpectedly, the overlying Permian section thickened considerably at 2,000 meters, and several participants owning 55% of the working interest in the well (including Horizon Energy) expressed interest in deepening the well an additional 600 meters.  However, participants representing the other 45% of the interest were unwilling to fund their share of the additional costs, and without unanimity determined that continued drilling was impractical. The well has been plugged and the drilling rig has been demobilized from the location.

The drilling detected background gas shows in the drilling fluid, and samples were sent to Applied Petroleum Technology, (“APT”) an internationally recognized independent geochemical laboratory in Oslo, Norway. APT determined that the gas originated from a carboniferous source, providing evidence of nearby source rock and an active petroleum system. The samples were strikingly similar to a gas sample from a producing gas field in in Lancashire, England, just across the North Channel.

Historically, large basinal discoveries are found and developed only after thorough analysis of technical data derived from both seismic acquisition and drilling of wells. Management believes that Larne Basin continues to be a very attractive exploration opportunity based on technical merit, modest exploration costs, low political risk and excellent fiscal terms. The Company is continuing the exploration program by relocating to offshore targets and reprocessing seismic data.

Pearsonia West – Osage County, Oklahoma. The Company is pursuing its core strategy in this well-known basin, drilling vertical wells in relatively shallow conventional legacy reservoirs using modern 3-D seismic surveys. The Company has acquired approximately 106,000 acres in Osage County in an area that was the focus of a deeper horizontal play and is reprocessing 36 square miles of 3-D seismic data to refocus on a shallow (3,000 to 4,000 ft.) vertical program. The Company is targeting the Mississippian-aged Chert formation and Pennsylvanian-aged formations. Management projects estimated ultimate recovery at 50,000 barrels of oil per well. Pearsonia West is a low-cost conventional project surrounded by 800 million barrels of historical production. The Company plans to drill six vertical wells this year at a cost of $300,000 per well. The Company currently anticipates drilling its first well in the fall of 2016.

Kern County, California. The Kern County project, the re-development of a 100 million barrel oil field, is currently progressing. The planned 30 square mile 3-D seismic survey will be acquired immediately after the Grapevine (see below) survey is completed. One well is currently planned for 2017. Ongoing geological and geophysical work has enhanced the project opportunities.

Horizon Energy Projects

Denmark Offshore. The Denmark project is a prospective, underexplored oil basin on trend with the major oil and gas fields offshore in Norway and the United Kingdom. The identified leads on the awarded licenses contain un-risked potential of over 900 million barrels of oil and 3.5 trillion cubic feet of natural gas. In total, the license award areas comprise approximately 1,900 square kilometers. Later in 2016, we intend to commence the evaluation of our four recently awarded licenses, through Ardent Oil Denmark We have obtained new 3-D data that should be processed and available to us prior to the end of the year ending April 30, 2017.

Dorset, U.K. Onshore. The Dorset project is south of and adjacent to the giant Wytch Farm oil field, the largest onshore oil field in Western Europe, which has produced approximately 500 million barrels of oil and 175 billion cubic feet of natural gas since production first began in 1979. Horizon Energy was recently awarded two onshore blocks. Seven wells were previously drilled within the license area, including the first UK offshore well in 1963 on Lulworth Banks. Six of these wells encountered oil or gas shows and three flowed oil or gas on test. A new 3-D seismic survey is planned in 2016 over new blocks to more clearly image prospects/leads identified on older 2-D data.

ITEM 3. LEGAL PROCEEDINGS

(a) In January 2010, the Company experienced a flood in its Calgary office premises as a result of a broken water pipe. There was significant damage to the premises rendering them unusable until the landlord had completed remediation. Pursuant to the lease contract, the Company asserted that rent should be abated during the remediation process and accordingly, the Company did not pay any rent after December 2009. During the remediation process, the Company engaged an independent environmental testing company to test for air quality and for the existence of other potentially hazardous conditions. The testing revealed the existence of potentially hazardous mold and the consultant provided specific written instructions for the effective remediation of the premises. During the remediation process, the landlord did not follow the consultant’s instructions and correct the potentially hazardous mold situation and subsequently in June 2010 gave notice and declared the premises to be ready for occupancy. The Company re-engaged the consultant to re-test the premises and the testing results again revealed the presence of potentially hazardous mold. The Company determined that the premises were not fit for re-occupancy and considered the landlord to be in default of the lease and the lease terminated. On January 30, 2014, the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating approximately CAD $759,000 (approximately USD $605,500 as of April 30, 2016). On October 20, 2014, the Company filed a summary judgment application stating that the landlord’s claim is barred as it was commenced outside the 2-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of approximately CAD $665,000 (approximately USD $530,500 as of April 30, 2016). The applications were heard on June 25, 2015 and the court allowed both the Company’s summary judgment application and the landlord’s amendment application.  Both of these orders were appealed and the appeals were both dismissed by decision rendered April 1, 2016.  Both of these orders have been further appealed to the Court of Appeal of Alberta, and the appeals are scheduled to be heard on December 7, 2016.  The net effect of the orders which are presently under appeal is that it is the claim for loss of prospective rent which is to proceed.

(b) In September 2013, the Company was notified by the Railroad Commission of Texas (the “Commission”) that the Company was not in compliance with regulations promulgated by the Commission. The Company was therefore deemed to have lost its corporate privileges within the State of Texas and as a result, all wells within the state would have to be plugged. The Commission therefore collected $25,000 from the Company, which was originally deposited with the Commission, to cover a portion of the estimated costs of $88,960 to plug the wells. In addition to the above, the Commission also reserved its right to separately seek any remedies against the Company resulting from its noncompliance. As of August 11, 2015, there is no further update to the proceeding.

(c) On August 11, 2014, Martha Donelson and John Friend amended their complaint in an existing lawsuit by filing a class action complaint styled: Martha Donelson and John Friend, et al. v. United States of America, Department of the Interior, Bureau of Indian Affairs and Devon Energy Production, LP, et al., Case No. 14-CV-316-JHP-TLW, United States District Court for the Northern District of Oklahoma (the “Proceeding”).  The plaintiffs added as defendants twenty-seven (27) specifically named operators, including the Spyglass Energy, LLC (“Spyglass”), a wholly owned Subsidiary of Bandolier Energy, LLC, as well as all Osage County lessees and operators who have obtained a concession agreement, lease or drilling permit approved by the Bureau of Indian Affairs (“BIA”) in Osage County allegedly in violation of National Environmental Policy Act (“NEPA”).  Plaintiffs seek a declaratory judgment that the BIA improperly approved oil and gas leases, concession agreements and drilling permits prior to August 12, 2014, without satisfying the BIA’s obligations under federal regulations or NEPA, and seek a determination that such oil and gas leases, concession agreements and drilling permits are void ab initio.  Plaintiffs are seeking damages against the defendants for alleged nuisance, trespass, negligence and unjust enrichment.  The potential consequences of such complaint could jeopardize the corresponding leases.

On October 7, 2014, Spyglass, along with other defendants, filed a Motion to Dismiss the August 11, 2014 Amended Complaint on various procedural and legal grounds. Following the significant briefing, the Court, on March 31, 2016, granted the Motion to Dismiss as to all defendants and entered a judgment in favor of the defendants against the plaintiffs. On April 14, 2016, Spyglass with the other defendants, filed a Motion seeking its attorneys’ fees and costs. Said motion remains pending. On April 28, 2016, the plaintiffs filed three motions: a Motion to Amend or Alter the Judgment; a Motion to Amend the Complaint; and a Motion to Vacate Order. All three Motions are pending as of the effective date of this response. There is no specific timeline by which the Court must render a ruling. Spyglass intends to continue to vigorously defend its interest in this matter.

(d) Mega West Energy Missouri Corp. (“Megawest Missouri”), a wholly owned subsidiary of the Company, was previously involved in two cases related to oil leases in West Central, Missouri. The first case (James Long and Jodeane Long v. Mega West Energy Missouri and Petro River Oil Corp., case number 13B4- CV00019) was a case for unlawful detainer, pursuant to which the plaintiffs contended that a Megawest Missouri oil and gas lease had expired and Megawest Missouri was unlawfully possessing the plaintiffs’ real property by asserting that the leases remained in effect. Megawest Missouri filed a second case on October 14, 2014 (Mega West Energy Missouri Corp. v. James Long, Jodeane Long, and Arrow Mines LLC, case number 14VE-CV00599). This case was pending in Vernon County, Missouri. Although the two cases were separate, they were interrelated. In the Vernon County case, Megawest Missouri made claims for: (1) replevin for personal property; (2) conversion of personal property; (3) breach of the covenant of quiet enjoyment regarding the lease; (4) constructive eviction of the lease; (5) breach of fiduciary obligation against James Long; (6) declaratory judgment that the oil and gas lease did not terminate; and (7) injunctive relief to enjoin the action pending in Barton County, Missouri. On September 21, 2015, the parties entered into a Settlement and Release Agreement for both cases. The parties agreed to release their claims and dismiss their lawsuits with prejudice. Megawest Missouri released its claims to certain leases and the plaintiff purchased certain personal property from Megawest Missouri. The matters have been completely resolved, and the cases dismissed.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares have traded in the United States on the OTC Pink Marketplace under the symbol “PTRC”.

The following table sets forth the quarterly average high and low bid prices per share for our common stock for the two most recently completed fiscal years in the period that ended on April 30, 2016.

Fiscal Year Ended	Common Stock
	High		Low
April 30, 2016
First Quarter	$0.04		$0.01
Second Quarter	$0.02		$0.01
Third Quarter	$3.50	*	$0.01
Fourth Quarter	$3.45	*	$2.00	*

April 30, 2015
First Quarter	$0.09		$0.04
Second Quarter	$0.09		$0.03
Third Quarter	$0.07		$0.01
Fourth Quarter	$0.06		$0.02

* Bid price reflects the 1-for-200 reverse split of our common stock, which reverse split took effect on December 7, 2015.

Holders

As of July 28, 2016, we had 353 holders of record of our registered common stock, and our common stock had a closing bid price of $1.98 per share.

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

Transfer Agent and Registrar

Our transfer agent is Computershare, Inc., located at 462 South 4th Street, 11th Floor, Louisville, KY 40202. Their telephone number is (502) 625-0400.

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

Business Overview

Petro River Oil Corp. (the “Company”) is an independent energy company focused on the exploration and development of conventional oil and gas assets with low discovery and development costs. The Company is focused on taking advantage of the current downturn in oil prices to enter highly prospective plays with industry-leading partners. Management believes that the Company’s diversification across multiple projects, each with low initial capital expenditures and strong risk reward characteristics, reduces risk and provides exposure to a number of attractive risk adjusted opportunities. Further, we seek to reduce costs and risks by adopting a conventional approach to our drilling program and developing our traditional core areas, as well as seeking new growth opportunities. Our current projects do not involve horizontal drilling or hydraulic fracking.

The Company’s core holdings are in the Mid-Continent Region in Oklahoma, Kern County, California and Larne Basin, Northern Ireland. The Company also holds indirect onshore and offshore acreage positions in Denmark and Dorsett, U.K. We believe that these opportunities have considerable future potential for the development of proven oil and gas reserves.

The execution of our business plan is dependent on obtaining necessary working capital.  While no assurances can be given, in the event management is able to obtain additional working capital, we plan to acquire high-quality oil and gas properties, primarily proved producing and proved undeveloped reserves. We also intend to explore low-risk development drilling and work-over opportunities.   Management is also exploring farm in and joint venture opportunities for our oil and gas assets.

Our Objective

Our primary objective is to enhance shareholder value by increasing our net asset value, net reserves and cash flow through development, exploitation, exploration, and acquisition of oil and gas properties.

Our Strategy

We intend to follow a balanced risk strategy by allocating capital expenditures to a combination of lower risk development and high potential exploration prospects. Key elements of our business strategy include the following:

Develop and exploit our existing oil and natural gas properties. Our principal growth strategy has been to explore, develop and exploit our acquired and leased properties to add proven reserves.

Pursue selective acquisitions. The Company has acquired leasehold positions that it believes contain substantial resource potential and meet its targeted returns on invested capital. Management intends to continue to pursue strategic acquisitions that meet the Company’s operational and financial targets. We seek to acquire developed and undeveloped oil and gas properties that will provide us with additional development and exploratory prospect opportunities. We may also acquire a working interest in one or more prospects from others and participate with the other working interest owners in drilling and, if warranted, completing oil or gas wells on a prospect. We may purchase producing oil or gas properties.

Use the latest 3-D seismic technology to maximize returns. Technical advances in imaging and modeling can lower risk and enhance productivity. The Company intends to utilize 3-D seismic and other technological advancements that benefit its exploratory and developmental drilling program.

Limit our current exploration and acquisition activities to conventional oil plays with a projected breakeven price of $30 per barrel or less.  We intend to focus our resources on more easily recoverable conventional reserves.

During the current downturn, obtain price concessions from third party vendors, specifically those involved in our drilling and completion activities and day-to-day well maintenance.

Plan of Operation

The Company is currently engaged in oil and natural gas acquisition, exploration, development and production, with activities in Oklahoma and California in the United States, and Northern Ireland, Denmark and the U.K in Western Europe. We focus on developing our existing properties, while continuing to pursue acquisitions of oil and gas properties with upside potential.

The Company intends to grow its resources and production through exploration activities and development of identified potential drilling locations, and through acquisitions that meet the Company’s strategic and financial objectives. Our plan includes:

Leveraging our management experience. The Company’s executive team, along with Horizon Energy Partners, LLC (“Horizon Energy”), the Company’s operating partner, has extensive and proven experience in the oil and gas industry. We believe that the experience of our executive team will help reduce the time and cost associated with drilling and completing our conventional assets and potentially increasing recovery. Collectively, our management team and engineering professionals identify and evaluate acquisition opportunities, negotiate and close purchases and manage acquired properties.

Leveraging our established business relationships. Our executive team, along with Horizon Energy, has many relationships with operators and service providers in our core asset regions. We believe that leveraging our relationships will be a competitive advantage in developing our acreage and identifying acquisition targets.

De-risking our acreage position and build a vertical drilling program. The Company has identified a multi-year inventory of potential drilling locations that will drive reserves and production growth and provide attractive return opportunities. The Company views its Osage, Kern County and Grapevine projects as de-risked because of the significant production history in the area and well-established industry activity surrounding the acreage.

Partnership with Horizon Energy. Following the acquisition of Horizon Investments, LLC (“Horizon Investments”), the Company has an indirect interest, through Horizon Investment’s 20% ownership in Horizon Energy, in a portfolio of several domestic and international oil and gas assets consisting of highly prospective conventional plays diversified across project type, geographic location and risk profile, as well as access to a broad network of industry leaders.

Horizon Energy is an oil and gas exploration and development company owned and managed by former senior oil and gas executives.  It has a portfolio of domestic and international assets, including two assets located in the United Kingdom, adjacent to the giant Wytch Farm oil field, the largest onshore oil field in Western Europe.  Other projects include the proposed redevelopment of a large oil field in Kern County, California and the development of an additional recent discovery in Kern County.  Each of the assets in the Horizon Energy portfolio is characterized by low initial capital expenditure requirements and strong risk reward characteristics.

Competitive Strengths

Financial flexibility. Our capital structure and high degree of operational control continues to provide us with significant financial flexibility. We have no corporate debt in our capital structure, enabling us to make capital decisions with no restrictions imposed by debt covenants, lender oversight and/or mandatory repayment schedules. Additionally, in concert with our partner, Horizon Energy, we control the majority of our anticipated future net drilling locations, including the timing and selection of drilling locations as well as completion schedules. This allows us to modify our capital spending program depending on financial resources, leasehold requirements and market conditions.

Management experience. Our key management team possesses an average of over thirty years of experience in oil and gas exploration and production in multiple resource plays, including exploration and production in the Company’s core regions of Osage, Oklahoma, Kern County, California, and the North Sea.

Cost-efficient operators. In the past, our management team has shown an ability to drill wells in a cost efficient way and to successfully integrate acquired assets without incurring significant increases in overhead.

History

The Company was originally incorporated under the Company Act (British Columbia) on February 8, 2000 under the name Brockton Capital Corp. We then changed our name to MegaWest Energy Corp. effective February 27, 2010, before changing it to Gravis Oil Corp. on June 20, 2011. On September 11, 2012, we re-organized under the laws of the State of Delaware as a corporation organized under the Delaware General Corporation Law. Prior to September 11, 2012, and at April 30, 2012, we were organized under the laws of Alberta, Canada.

Petro River Oil LLC (“Petro”), an indirect subsidiary of the Company and wholly owned subsidiary of MegaWest Energy Kansas Corp., was incorporated under the laws of the State of Delaware on March 3, 2011 (“MegaWest”). Through proceeds received from the issuance of various promissory notes, on February 1, 2012, Petro purchased various interests in oil and gas leases, wells, records, data and related personal property located along the play in the state of Kansas (“Mississippi Assets”).  Effective December 23, 2015, Petro divested the Mississippi Assets. In connection with the divestiture, the assignee and purchaser of the Mississippi Assets agreed to pay outstanding liabilities, including unpaid taxes, and assume certain responsibilities to plug any abandoned wells. No cash consideration was paid for the interests.

Share Exchange. On April 23, 2013, the Company executed and consummated a securities purchase agreement by and among the Company, Petro, and certain investors in Petro (the “Investors”), namely, the holders of outstanding secured promissory notes of Petro (the “Notes”), and those holding membership interests in Petro (the “Membership Interests”, and, together with the Notes, the “Acquired Securities”) sold by Petro (the “Share Exchange”). In the Share Exchange, the Investors exchanged their Acquired Securities for 591,021,011 newly issued shares of the Company's common stock (2,955,105 shares of common stock based on the December 2015 reverse stock split – see “Reverse Stock Split” below). Upon completion of the Share Exchange, Petro became a wholly owned subsidiary of the Company.

As a result of the Share Exchange, the Company acquired 100% of the membership units of Petro and consequently, control of Petro’s business and operations. Under generally accepted accounting principles in the United States (“U.S. GAAP”), because Petro’s former members and note holders held 80% of the issued and outstanding shares of the Company as a result of the Share Exchange, Petro was deemed the accounting acquirer while the Company remains the legal acquirer. Petro adopted the fiscal year of the Company. Prior to the Share Exchange, all historical financial statements presented are those of Petro. The equity of the Company is the historical equity of Petro, restated to reflect the number of shares issued by the Company in the transaction.

Acquisition of Interest in Bandolier Energy LLC.   On May 30, 2014, the Company entered into a Subscription Agreement pursuant to which the Company was issued a 50% interest in Bandolier Energy, LLC (“Bandolier”) in exchange for a capital contribution of $5.0 million (the “Bandolier Acquisition”). In connection with the Bandolier Acquisition, the Company had the right to appoint a majority of the board of managers of Bandolier. The Company’s Executive Chairman was a manager of, and owned a 20% membership interest in, Pearsonia West Investment Group, LLC (“Pearsonia West”), a special purpose vehicle formed for the purpose of investing in Bandolier with the Company and Ranger Station, LLC (“Ranger Station”). Concurrent with the Bandolier Acquisition, Pearsonia West was issued a 44% interest in Bandolier for cash consideration of $4.4 million, and Ranger Station was issued a 6% interest in Bandolier for cash consideration of $600,000. In connection with Pearsonia West’s investment in Bandolier, the Company and Pearsonia West entered into an agreement, dated May 30, 2014, granting the members of Pearsonia West an option, exercisable at any time prior to May 30, 2017, to exchange their pro rata share of the Bandolier membership interests for shares of the Company’s common stock, at a price of $0.08 per share, subject to adjustment (the “Option”). The Option, if fully exercised, would result in the Company issuing 55,000,000 shares of its common stock (275,000 shares of common stock at a price of $16 per share based on the December 2015 reverse stock split – see “Reverse Stock Split” below), or 6% to the members of Pearsonia West.

Until the execution of the Contribution Agreement, described below, the Company had operational control along with a 50% ownership interest in Bandolier. As a result, the Company consolidated Bandolier. The remaining 50% non–controlling interest represented the equity investment from Pearsonia West and Ranger Station. The Company allocated the proportionate share of the net operating income/loss to both the Company and the non-controlling interest.

Subsequent to the initial capitalization of Bandolier, Bandolier acquired for $8,712,893, less a $407,161 claw back, all of the issued and outstanding equity of Spyglass Energy Group, LLC (“Spyglass”), the owner of oil and gas leases, leaseholds, lands, and options and concessions thereto located in Osage County, Oklahoma. Spyglass controlled a significant contiguous oil and gas acreage position in Northeastern Oklahoma, consisting of approximately 106,000 acres, with substantial original oil in place, stacked reservoirs, as well as exploratory and development opportunities that could be accessed through both horizontal and vertical drilling. Significant infrastructure was already in place including 32 square miles of 3-D seismic, 3 phase power, a dedicated sub-station as well as multiple oil producing horizontal wells.

The Company recorded the purchase of Spyglass by Bandolier using the acquisition method of accounting as specified in ASC 805 “Business Combinations.” This method of accounting requires the acquirer to (i) record purchase consideration issued to sellers in a business combination at fair value on the date control is obtained, (ii) determine the fair value of any non-controlling interest, and (iii) allocate the purchase consideration to all tangible and intangible assets acquired and liabilities assumed based on their acquisition date fair values. Further, the Company commenced reporting the results of Spyglass on a consolidated basis with those of the Company effective upon the date of the acquisition.

On October 15, 2015, the Company indirectly transferred its controlling interest in Pearsonia West as a result of the transfer of the Company’s 50% membership interest in Bandolier to MegaWest under the terms of the Contribution Agreement, although the Company still retains a 29.26% indirect interest in Bandolier as a result of its interest in MegaWest.

Recent Developments

Divestiture of Missouri Properties. Effective July 11, 2016, MegaWest Energy Missouri Corp (“MegaWest Missouri”) assigned its leaseholds covering approximately 320 acres in Grassy Creek, Missouri (the “Grassy Creek Assets”) to Paluca Petroleum, Inc. (“Paluca”) in furtherance of the Company’s corporate strategy to divest its legacy assets. Pursuant to the terms and conditions of the assignment, Paluca agreed to assume all liabilities associated with the Grassy Creek Assets and, as consideration for the assignment, granted MegaWest Missouri an overriding royalty interest equal to 4% of the value of all oil and gas assets produced and sold under the assigned lease.

Horizon Acquisition. On May 3, 2016, the Company consummated the acquisition of Horizon Investments.  As a result of the acquisition, the Company acquired: (i) a 20% membership interest in Horizon Energy; (ii) three promissory notes issued by the Company to Horizon Investments in the principal amount of $1.6 million (the “Horizon Notes”); (iii) approximately $690,000 (the “Closing Proceeds”); and (iv) certain bank, investment and other accounts maintained by Horizon Investments, in an amount which, together with the amount issued under the Horizon Notes and the Closing Proceeds, total approximately $5.0 million (collectively, the “Purchased Assets”) (the “Horizon Acquisition”). The Horizon Acquisition was completed in accordance with the term and conditions of the Conditional Purchase Agreement first entered into by the Company and Horizon Investments on December 1, 2015 (the “Purchase Agreement”). Also on the Closing Date, the Company and Horizon Investments entered into an amended and restated Purchase Agreement, pursuant to which the Company agreed to provide for additional advances by Horizon Investments to the Company.

As consideration for the Horizon Acquisition, and in accordance with the Purchase Agreement, as amended, the Company issued 11,564,250 shares of its common stock on the Closing Date, which amount included 1,395,916 additional shares of common stock in consideration for the additional cash, receivables and other assets reflected on Horizon Investment's balance sheet on the Closing Date.

Kern County Project.  On March 4, 2016, the Company executed an Asset Purchase and Sale and Exploration Agreement (the "Agreement") to acquire a 13.75% working interest in certain oil and gas leases located in southern Kern County, California (the "Project"). Horizon Energy also purchased a 27.5% working interest in the Project.

Under the terms of the Agreement, the Company paid $108,333 to the sellers on the Closing Date, and is obligated to pay certain other costs and expenses after the Closing Date related to existing and new leases as more particularly set forth in the Agreement. In addition, the sellers are entitled to an overriding royalty interest in certain existing and new leases acquired after the Closing Date, and the Company is required to make certain other payments, each in amounts set forth in the Agreement.

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

Under the terms of the Farmout Agreement, Petro UK deposited approximately $735,000 into an escrow agreement ("Escrow Agreement"), which amount represents Petro UK's obligation to fund the total projected cost to drill the first well under the terms of the Farmout Agreement. The total deposited amount to fund the cost to drill the first well was approximately $6,159,452, based on an exchange rate of one British Pound for 1.44 U.S. Dollars. Petro UK was and continues to be responsible for its pro-rata costs of additional wells drilled under the Farmout Agreement.

Drilling of the first well was completed in June 2016.  The primary objectives of the well were to (i) confirm the existence and maturity of the carboniferous source rock and (ii) test potential hydrocarbon-bearing objective zones. Unexpectedly, the overlying Permian section thickened considerably and at 2,000 meters, and several participants owning 55% of the working interest in the well (including Horizon Energy) expressed interest in deepening the well an additional 600 meters.  However, participants representing the other 45% of the interest were unwilling to fund their share of the additional costs, and without unanimity determined that continued drilling was impractical. The well has been plugged and the drilling rig has been demobilized from the location.  The drilling detected background gas shows in the drilling fluid, and samples were sent to Applied Petroleum Technology, (“APT”) an internationally recognized independent geochemical laboratory in Oslo, Norway. APT determined that the gas originated from a carboniferous source, providing evidence of nearby source rock and an active petroleum system. The samples were strikingly similar to a gas sample from a producing gas field in in Lancashire, England, just across the North Channel.

Historically, large basinal discoveries are found and developed only after thorough analysis of technical data derived from both seismic acquisition and drilling of wells. Management believes that Larne Basin continues to be a very attractive exploration opportunity based on technical merit, modest exploration costs, low political risk and excellent fiscal terms. The Company is continuing the exploration program by relocating to offshore targets and reprocessing seismic data.

Impairment of Oil & Gas Properties. As of April 30, 2016, the Company assessed its oil and gas assets for impairment and recognized a charge of $5,951,622 related to the Oklahoma oil and gas property. The Company determined that it no longer planned to develop the Missouri oil and gas property and recognized an impairment charge of $918,991 for the assets remaining book value.

Divestiture of Kansas Properties. Effective December 23, 2015, Petro River Oil, LLC ("Petro"), a wholly owned subsidiary of Megawest Energy Kansas Corp. (“MegaWest”), divested various interests in oil and gas leases, wells, records, data and related personal property located along the Mississippi Lime play in the state of Kansas, which assets were acquired by Petro in 2012. In connection with the divestiture, the assignee and purchaser of the interests agreed to pay outstanding liabilities, including unpaid taxes, and assume certain responsibilities to plug any abandoned wells. No cash consideration was paid for the interests.  The Company recorded a loss of $7,519,460 in connection with the divestiture of these oil and gas properties, representing the $7,727,287 oil and gas assets book value, partially offset by the asset retirement obligation liability. MegaWest is a 58.51% owned subsidiary of the Company following consummation of the MegaWest Transaction, defined below.

Reverse Stock Split.  On December 7, 2015, the Company effected a one for two hundred reverse split of its issued and outstanding common stock (the “Reverse Split”), and, immediately following the Reverse Split, filed an amendment to its Certificate of Incorporation with the Delaware Secretary of State to increase the Company's authorized number of shares of common stock to 100.0 million. Shareholders approved the reverse stock split at the Company’s annual meeting of shareholders held on July 8, 2015, and the specific ratio was subsequently determined at a meeting of the Company's Board of Directors on November 11, 2015.

MegaWest Transaction.   On October 15, 2015, the Company entered into a contribution agreement (the “Contribution Agreement”) with MegaWest and Fortis Property Group, LLC, a Delaware limited liability company (“Fortis”), pursuant to which the Company and Fortis each agreed to contribute certain assets to MegaWest in exchange for shares of MegaWest common stock (“MegaWest Shares”) (the “MegaWest Transaction”).

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

Subject to the terms and conditions of the Contribution Agreement, the Contribution Agreement provided for a redetermination of the fair market value of the Bandolier Interest six months after the execution thereof (the “Redetermination”), which Redetermination has not occurred as of July 28, 2016.  Upon a Redetermination, in the event there is a shortfall from the valuation ascribed to the Bandolier Interest at the time of the Redetermination, as compared to the value ascribed to the Bandolier Interest in the Contribution Agreement, the Company will be required to provide Fortis with a cash payment in an amount equal to the shortfall.  If the Company is unable to deliver to Fortis the cash payment required after the Redetermination, if any, the board of directors of MegaWest shall have the right to exercise certain remedies against the Company, including a right to foreclose on the Company’s entire equity in MegaWest, which equity interest has been pledged to Fortis under the terms of the Contribution Agreement.  In the event of foreclosure, the Bandolier Interest would revert back to the Company.

Financial Condition and Results of Operations

For the Years Ended April 30, 2016 and 2015:

Oil Sales

During the year ended April 30, 2016, the Company recognized $87,939 in oil and gas sales, of which $87,939 was attributable to oil sales and $0 was attributable to gas sales, compared to $2,127,576 for the year ended April 30, 2015, consisting of $1,942,623 in oil sales and $184,953 in gas sales. The overall decrease in sales of $2,039,637 is primarily due to the decrease in operations and shut-in wells in light of the challenging oil price environment during the reporting period.

Lease Operating Expense

During the year ended April 30, 2016, lease operating expense was $373,028, as compared to lease operating expense of $1,847,688 for the year ended April 30, 2015. The overall decrease in lease operating expense of $1,474,660 is primarily attributable to management’s commitment to substantially reduce operating expense in light of the current challenging oil price environment.

Impairment of Oil and Gas Assets

The Company assesses all items classified as unproved property on an annual basis for possible impairment. The Company assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: land relinquishment; intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. Significant changes in these factors could reduce our estimates of future net proceeds and accordingly could result in an impairment of our oil and gas assets. During the year ended April 30, 2016, the Company reviewed the oil and gas assets for impairment and recognized an impairment charge of $6,870,613 on the Oklahoma and Missouri properties. During the year ended April 30, 2015, the Company reviewed the oil and gas assets for impairment and recognized an impairment charge of $1,246,975 on the Oklahoma properties.

Impairment of Intangible Assets

The Company assesses all items classified as intangible assets on an annual basis for possible impairment. During the years ended April 30, 2016 and 2015, the Company reviewed the intangible assets for impairment and recognized an impairment charge of $2,082,941 and $0, respectively.

General and Administrative Expense

General and administrative expense for the year ended April 30, 2016 was $3,103,358, as compared to $4,606,377 for the year ended April 30, 2015.  The decrease is primarily attributable to significant decreases in professional fees and office and administrative expense totaling $1,334,213 and $348,556, respectively.  These changes are outlined below:

	For the Year Ended	For the Year Ended
	April 30, 2016	April 30, 2015
Salaries and benefits	$1,969,001	$1,773,007
Professional fees	857,248	2,191,461
Office and administrative	276,059	624,615
Information technology	1,050	17,294

Total	$3,103,358	$4,606,377

Interest Income (Expense) - Net

During the year ended April 30, 2016, the Company recognized $174,458 in interest income, compared to interest expense of $(462) for the year ended April 30, 2015. The income received in the 2016 period is primarily attributable to $170,653 of interest income accrued on the related party notes receivable.

Net Gain on Interests in Real Estate Rights

During the year ended April 30, 2016, the Company recognized $10,474,713 net gain on its interest in real estate rights compared to $0 for the year ended April 30, 2015. The net gain on interest in real estate rights was due to the sale of certain condominium units by Fortis and the resulting profits which were assigned to MegaWest pursuant to the Contribution Agreement, less the book value of those interests recorded by MegaWest.

Liquidity and Capital Resources

At April 30, 2016, the Company had working capital of approximately $4.7 million, of which approximately $4.8 million and $2.8 million is attributable to an account receivable from a related party and the Company’s interest in certain real estate, respectively. The account receivable and the Company’s interest in real estate are assets held by MegaWest, the Company’s 58.51% owned subsidiary, and are controlled by MegaWest’s board of directors, consisting of two members appointed by Fortis, and one by the Company.  The relative composition of the board of directors of MegaWest shall continue as long as Fortis has an equity interest in MegaWest.  In the event there is a shortfall from the valuation ascribed to the Bandolier Interest at the time of the Redetermination, as compared to the value ascribed to the Bandolier Interest in the Contribution Agreement, the Company will be required to provide Fortis with a cash payment in an amount equal to the shortfall, and any unfunded shortfall will likely result in the foreclosure on all or a portion of the Company’s entire equity interest in MegaWest, which equity interest has been pledged to Fortis.  No assurances can be given that the value of the Bandolier Interest will equal the valuation set forth in the Contribution Agreement, or if the value identified after the Redetermination is below the initial valuation, that we will be able to fund such shortfall. Any requirement to fund a shortfall will have a material and adverse effect on our operations and financial condition.

In the event of a foreclosure of our equity interest in MegaWest resulting in such equity interest decreasing to less than a controlling interest in MegaWest, the assets conveyed to MegaWest under the terms of the Contribution Agreement may no longer be consolidated with the Company’s assets on the Company’s financial statements, and the Bandolier Interest may revert back to the Company.  As a result, our financial condition and results from operations may be adversely affected, and such affect will be material.

As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. In addition, the Company has a limited operating history.  At April 30, 2016, the Company had cash and cash equivalents of approximately $0.8 million. The Company’s primary source of operating funds since inception has been equity financings, as well as through the consummation of the Horizon Acquisition. While management believes that the current level of working capital is sufficient to maintain current operations as well as the planned added operations for the next 12 months, management intends to raise capital through debt and equity instruments in order to execute its business and operating plans. Management can provide no assurances that the Company will be successful in its capital raising efforts. In order to conserve capital, from time to time, management may defer certain development activity.

As a result of Horizon Acquisition, the Company received $1.6 million in debt financing, which amount management used to fund operating expenses pending consummation of the Horizon Acquisition. To address the current challenging oil and gas environment, and in order to increase the value of the Company’s oil and gas assets, management has also curtailed certain oil and gas operations, and focused on the Company’s technology and related initiatives, as well as the Horizon Acquisition. In addition to the Horizon Acquisition and the MegaWest Transaction, the Company is exploring farm in and joint venture opportunities for its oil and gas assets as well other opportunities to increase shareholder value. No assurances can be given that management will be successful.

Operating Activities

During the year ended April 30, 2016, operating activities resulted in cash used of $1,767,151, as compared to $3,445,726 used in operating activities during the year ended April 30, 2015. The Company incurred a net loss during the year ended April 30, 2016 of $11,989,758 as compared to a loss of $6,344,579 for the year ended April 30, 2015. For year ended April 30, 2016, the net loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and amortization, accretion of asset retirement obligation, impairment of oil and gas assets, impairment of intangible assets, loss on sale of equipment and the deferred tax liability. Cash provided by operations was also influenced by increases in accounts receivable and prepaid expenses as well as a decrease in accounts payable and accrued expenses. For the year ended April 30, 2015, the loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and amortization, net gain on interest in real estate rights, and accretion of asset retirement obligation. Cash used in operations was also influenced by increases in accounts receivable as well as decreases in prepaid expenses and accounts payable and accrued expenses.

Investing Activities

Investing activities during the year ended April 30, 2016 resulted in cash used of $68,641, as compared to $8,865,857 during the year ended April 30, 2015. During the year ended April 30, 2016, the Company received proceeds of $18,369,000 from its interest in real estate rights. During the year ended April 30, 2016, the Company incurred $102,864 of expenditures on oil and gas assets as part of the Bandolier acquisition, compared to $8,701,100 of expenditures on oil and gas assets as part of the Bandolier acquisition during the year ended April 30, 2015. During the year ended April 30, 2016, the Company received cash of $279,013 and $60,000 from the disposal of oil and gas assets and equipment, respectively. During the year ended April 30, 2016, the Company executed notes receivable agreements with related parties resulting in the outlay of $17,848,000. During the year ended April 30, 2015, the Company used $39,757 and $125,000 for the purchase of equipment and certificate of deposit, respectively.

Financing Activities

During the year ended April 30, 2016, the Company had $1,600,000 in cash provided by financing activities, as compared to $4,968,500 during the year ended April 30, 2015. During the year ended April 30, 2016, the Company received proceeds of $1,600,000 from related party notes payable. During the year ended April 30, 2015, $5,000,000 was contributed from the non-controlling interest holder of Bandolier. This increase was offset by $31,500 paid on a vehicle note payable.

Capitalization

The number of outstanding shares and the number of shares that could be issued if all common stock equivalents are converted to shares is as follows:

As of	April 30, 2016	April 30, 2015
Common shares	4,263,711	4,259,506
Stock Options	743,050	540,941
Stock Purchase Warrants	133,333	336,459
	5,140,094	5,136,906

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 3 to the annual consolidated financial statements for the year ended April 30, 2016 and 2015. The consolidated financial statements are prepared in conformity with U.S. GAAP.

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

Interest in Real Estate Rights

Interest in real estate rights, previously identified as “Real estate- held for sale” in our unaudited consolidated balance sheets for the periods ended October 31, 2015 and January 31, 2016, are related to real estate currently held by Fortis, who intends to sell these properties within the next 12 months. Fortis contributed profit realized from future sale of these properties to MegaWest, pursuant to the terms and conditions of the Contribution Agreement, as a part of the MegaWest Transaction. As we do not know the price at which the real estate will be sold, the rights are stated on the audited consolidated balance sheet for the year ended April 30, 2016 at the cost basis realized by Fortis.

Income Taxes

The Company uses the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. A valuation allowance, if necessary, is provided against deferred tax assets, based upon management’s assessment as to their realization.

Uncertain Tax Positions

The Company evaluates uncertain tax positions pursuant to ASC Topic 740-10-25 “Accounting for Uncertainty in Income Taxes,” which allows companies to recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. De-recognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

At April 30, 2016 and 2015, the Company has approximately $2,501,209 and $0, respectively, of liabilities for uncertain tax positions. Interpretation of taxation rules relating to net operating loss utilization in real estate transactions give rise to uncertain positions. In connection with the uncertain tax position, there was no interest or penalties recorded as the position is expected but the tax returns are not yet due.

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters. In addition, when applicable, the Company will adjust tax expense to reflect the Company’s ongoing assessments of such matters, which require judgment and can materially increase or decrease its effective rate as well as impact operating results.

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include the United States (including applicable states).

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle (issued as ASU 2014-09 by the FASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating its adoption method and the impact of the standard on its consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use an entity's intellectual property or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES TO DISCUSS

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of April 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2016 due to a material weakness in our internal control over financial reporting, as discussed below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 in Internal Control Integrated Framework. Based on that evaluation under this framework, our management concluded that as of April 30, 2016, our internal control over financial reporting was not effective because of the following material weaknesses in our internal control over financial reporting:

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

Changes to Internal Controls and Procedures for Financial Reporting

There was no significant changes in the Company’s internal control over financial reporting that were identified in connection with such evaluation that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. To begin remediating the material weakness identified in internal control over financial reporting of the Company, the Company engaged Brio Financial Group and appointed its Managing Member, David Briones, to act as the Company’s Chief Financial Officer on August 15, 2013. During the year ended April 30, 2016, Management intended to hire additional accounting staff, and operational and administrative executives. However with the lack of resources these hires were delayed until which time financing is received.  Management intends to prepare and implement sufficient written policies and checklists to remedy the material weaknesses identified above.

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

Name	Position With the Company	Age	Since
Scot Cohen	Executive Chairman	47	2012
Glenn C. Pollack	Director	58	2012
John Wallace	Director	42	2013
Fred Zeidman (1)(2)	Director	70	2012
David Briones	Chief Financial Officer	40	2013
Stephen Brunner	President		2015

(1)	Member of Audit Committee
(2)	Member of Compensation Committee

Scot Cohen has over 20 years of experience in institutional asset management, wealth management, and capital markets.  Scot is the founder and principal of the Iroquois Capital Opportunity Fund, a closed end private equity fund focused on investments in North American oil and gas assets.  He is also the co-founder of Iroquois Capital, a New York based hedge fund.  In addition, he manages several operating and non-operating partnerships, which actively invest in the energy sector.

Prior to founding Iroquois Capital, Scot founded a merchant bank based out of New York, which was one of the most active participants in structured investments in public companies (PIPES) in the United States over the four year period he was actively managing the business.  Scot began his career at Oppenheimer and Company in a sales capacity and transitioned from there to a boutique investment-banking firm where he spent two years. Scot currently sits on the board of directors of True Drinks Holding, Inc. (OTCBB:  TRUU), as well as several private companies, and is involved a number of charitable ventures.  Scot earned a Bachelor of Science degree from Ohio University in 1991.

The Board’s Nomination Committee believes Mr. Cohen’s extensive investment banking experience advising oil and gas companies, as well as his operational expertise developing oil and gas assets, is valuable to the Board of Directors and its deliberations, and is particularly beneficial as the Company continues to develop its oil and gas assets.

Glenn C. Pollack is a Managing Director and Founder of Candlewood Partners, LLC (“Candlewood”), a merchant bank focused on middle market corporate finance and infrastructure projects, and is the Manager of Green Bull Georgia Partners, LLC, a special purpose vehicle controlled by Mr. Pollack established to purchase certain senior debt of Register Communications, Inc (“Register”). In connection with the purchase of the senior debt, Mr. Pollack became a director of Register, which filed for Chapter 11 protection under the United States Bankruptcy Code in December 2015. Prior to founding Candlewood, Mr. Pollack was a Managing Director and Principal of a middle market investment banking firm with offices in Chicago and Cleveland. He was responsible for the Restructuring Group and was involved in other corporate finance transactions including mergers and acquisitions and capital raising for special situations. He also spent five years as the CEO of a regional distributor of perishable foods with annual revenues of $180 million and over 250 employees in four states. Mr. Pollack is a certified public accountant and has worked for Price Waterhouse as a consultant and for Deloitte as an auditor.

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

Fred Zeidman has served as Director of the Company since September of 2012. Mr. Zeidman has also served as a director of Hyperdynamics Corporation since 2009 and as a director of Prosperity Bancshares, Inc. since 1986. He served as trustee for the AremisSoft Liquidating Trust since 2004. In March 2008, Mr. Zeidman was appointed the Interim President of Nova Biosource Fuels, Inc. (“Nova”), a publicly traded biodiesel technology company, and served in that position until the company’s acquisition in November 2009. Mr. Zeidman also served as a director of Nova from June 2007 to November 2009. From August 2009 through November 2009, Mr. Zeidman served as Chief Restructuring Officer for Transmeridian Exploration, Inc. He also served as CEO, President and Chairman of the Board of Seitel Inc., an oil field services company, from June 2002 until its sale in February 2007. Mr. Zeidman served as a Managing Director of the law firm Greenberg Traurig, LLP from July 2003 to December 2008. Mr. Zeidman has served as CEO, Interim CEO and Chairman of the Board of a variety of companies, including several in the oil and gas sector. In March 2013, Mr. Zeidman was appointed to the Board of Straight Path Communications Inc. Mr. Zeidman is the Chairman Emeritus of the United States Holocaust Memorial Council. He was appointed to that position by former President George Bush in March 2002 and served from 2002-2010. He is also Chairman Emeritus of the University of Texas Health Science System Houston and is on the Board of Trustees of the Texas Heart Institute (where he currently serves as Interim Chief Financial Officer). Mr. Zeidman received his Bachelor of Science from Washington University and a Masters of Business Administration from New York University.

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

Stephen Brunner was appointed President on October 30, 2015.  Prior to joining the Company, Mr. Brunner served as President and Chief Executive Officer of Sanchez Production Partners LLC (NYSE MKT: SPP), formerly Constellation Energy Partners LLC (“Sanchez Production”), from March 2008 until March 2015, and served as a member of the board of managers of Sanchez Production from December 2008 until August 2011. Mr. Brunner also served as Vice President for Constellation Energy Commodities Group, Inc. from February 2008 to January 2009. Mr. Brunner holds a B.S. in Petroleum Engineering from Louisiana Tech University.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, with respect to the fiscal year ended April 30, 2016, all officers, directors and beneficial owners of more than 10% of our common stock have filed their initial statements of ownership on Form 3 on a timely basis, and the officers, directors and beneficial owners of more than 10% of our common stock have also filed the required Forms 4 or 5 on a timely basis.

Code of Ethics

Our current Code of Ethics became effective July 3, 2013. A copy of our Code of Ethics an exhibit to our Transition Report on Form 10-K, filed on August 28, 2013. The Code of Ethics applies to all officers, directors, and employees of the Company.

Board of Directors Meetings and Committees

The Board held nine meetings during the fiscal year ended April 30, 2016. Each Director attended, either in person or telephonically, at least 75% of the aggregate Board of Directors meetings and meetings of committees on which he served during his tenure as a director or committee member.

Audit Committee

Our Audit Committee currently consists of three directors, Glenn Pollack, Fred Zeidman and John Wallace, each of whom are “independent” as independence is currently defined in the NASDAQ Stock Market Rules and SEC rules and regulations. The Board has determined that Glenn Pollack qualifies as an “Audit Committee financial expert,” as defined in applicable SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. The Board made a qualitative assessment of Mr. Pollack’s level of knowledge and experience based on a number of factors, including his formal education and experience. The Audit Committee held three meetings during the fiscal year ended April 30, 2016.

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

Compensation Committee

Our Compensation Committee is currently comprised of two directors, Glenn Pollack and Fred Zeidman, each of whom is independent as independence is currently defined in the NASDAQ Stock Market Rules and SEC rules and regulations. The Compensation Committee held two meeting during the year ended April 30, 2016.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is currently comprised of two directors, Glenn Pollack and Fred Zeidman, each of who is independent as independence is currently defined in the NASDAQ Stock Market Rules and SEC rules and regulations. The Nominating and Corporate Governance Committee held one meeting during the year ended April 30, 2016.

The Nominating and Corporate Governance Committee is responsible for making recommendations to the Board of Directors regarding candidates for directorships and the size and composition of the Board. In addition, the Nominating and Corporate Governance Committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the Board concerning corporate governance matters.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation paid to the Company’s Chief Executive Officer, and the Company’s two most highly compensated executive officers other than its Chief Executive Officer, who were serving as executive officers as of April 30, 2016 and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”).

Name and Principal Position	Year Ended April 30	Salary $	Bonus $	Stock awards $	Option awards $ (1)	Nonequity Incentive plan compensation $	Nonqualified Deferred compensation Earnings $	All other compensation $	Total $
Scot Cohen, Executive Chairman (2)	2016	219,000	--	---	1,028,947	--	--	--	1,247,947
	2015	120,000	--	--	401,245	--	--	--	521,245
Stephen Brunner, President (3)	2016	25,000			29,974				54,974
	2015	--	--	--	--	--	--	--	--
David Briones, CFO	2016	60,000	--	--	--	--	--	--	60,000
	2015	94,000	--	--	1,022	--	--	--	95,022

(1)	“Option awards” include the expense recorded for all options granted by us as compensation for employment services or office during the current and prior years.
(2)	Of the total cash compensation paid to Mr. Cohen during 2016, $7,500 was paid to V3 Capital Partners, a single member limited liability company owned by Mr. Cohen.
(3)	Mr. Brunner was appointed President of the Company effective on January 1, 2016.

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

On November 20, 2013, the Company and the Executive Chairman entered into an amendment (the “Amendment”) to the Employment Agreement. Under the terms of the Amendment, the Company substituted a stock option grant of 208,333 fair market value stock options under the Plan, at the exercise price of $11.80 per share, for cash-settled restricted stock units representing 331,703 shares of the Company’s common stock, which the Company had previously agreed to grant Mr. Cohen under the terms of the Employment Agreement. These options will vest in five equal installments, with the first 20% vesting immediately upon grant, and the remaining options vesting in four equal installments on the anniversary of the grant date.

On October 28, 2015, the Company entered into an Employment Agreement with Stephen Brunner.  Pursuant to the terms and conditions of the Employment Agreement, Mr. Brunner will receive a base salary of $5,000 per month from January 2016 until March 2016, which amount will increase to $10,000 per month thereafter, and will be eligible for an annual bonus, payable in cash and/or equity at the sole discretion of the Board of Directors. Upon execution of the Employment Agreement, Mr. Brunner received options to purchase 53,244 shares of the Company’s common stock, or 1.25% of the Company’s outstanding shares of common stock, for $2.00 per share, subject to certain vesting conditions contained in the Employment Agreement. Additionally, upon completion of certain transactions, including an increase of the number of shares of common stock authorized for issuance under the Company’s current stock option plan, Mr. Brunner will receive options to purchase an additional 1.75% of the Company’s outstanding shares of common stock.

On November 26, 2013, the Company entered into a consulting agreement with Brio Financial Group (“Brio”) and its Managing Member, David Briones, was appointed the Chief Financial Officer of the Company on August 15, 2013. Under the terms of this agreement, as amended, Brio will receive a monthly consulting fee of $5,000, as well as a grant of 3,750 stock options of the Company pursuant to the Plan. The options will vest in six installments. The first 625 options vested immediately upon execution of the consulting agreement, and the remaining 5 installments will vest monthly, on the 26th of each subsequent month.

Outstanding Equity Awards at April 30, 2016

The Plan was adopted to promote the success and enhance the value of the Corporation by continuing to link the personal interest of participants to those of its Shareholders and by providing participants with an incentive for outstanding performance. The Plan is administered by the Board, and all employees of the Corporation and its subsidiaries, as determined by the Board, and all members of the Board are eligible to participate. An aggregate of 3.0 million shares of common stock are authorized for issuance under the Plan.

The Plan was approved at a special meeting of the shareholders on September 7, 2012, and an amendment to the plan was approved at the Company’s annual meeting of shareholders on April 16, 2014. The following table outlines awards issued to the Company’s Named Executive Officers and Directors pursuant to the Plan as of April 30, 2016.

Plan Category	Number of securities underlying unexercised options	Option Exercise Price	Option Expiration Date	Number of securities underlying unvested options	Weighted-average exercise price of outstanding options, warrants, and rights
Scot Cohen	208,333	$2.00	10/21/25	208,333	$2.00
David Briones	-	$-	-	-	$-
Glenn Pollack	4,237	$2.00	10/21/25	4,237	$2.00
John Wallace	4,237	$2.00	10/21/25	4,237	$2.00
Fred Zeidman	4,237	$2.00	10/21/25	4,237	$2.00
Total	221,044			221,044

Director Compensation for the Year Ended April 30, 2016

The Company has no formal arrangement pursuant to which directors are compensated for their services in their capacity as directors, except for the granting from time to time of incentive stock options. During the year ended April 30, 2016, no compensation was paid to any of the Company’s directors.

Securities Authorized for Issuance Under Equity Compensation Plans.

As of the fiscal year ended April 30, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected at left)
Equity compensation plans approved by security holders	743,050	$4.00	2,256,950

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of July 28, 2016 for each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Set forth below is information regarding the shares of the Company’s common stock which are owned on July 28, 2016 or which the person has the right to acquire within 60 days of July 28, 2016 for each director, executive officer, all directors and executive officers as a group, and each person who is the beneficial owner of more than five percent of the outstanding shares of the Company’s Common Stock.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Stock Options Exercisable within 60 days	Percentage of Shares Beneficially Owned(4)	Position
Scot Cohen	2,181,924	(2)	208,333	68.50%	Executive Chairman
David Briones	-		-	-	Chief Financial Officer
Stephen Brunner	166,667	(3)	21,296	1.17%	President, Operations
Glenn C. Pollack	16,709		4,237	*	Director
John Wallace			4,237	*	Director
Fred Zeidman			4,237	*	Director
All Directors and Officers as a Group (6 persons)	2,440,973	(3)	242,340	15.19%

Fortis Property Group(5)	2,465,200	(4)		15.34%	5% Owner
_________________
* Less than 1%

(1)	Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address of the Company.

(2)
The beneficial owner is a Managing Member of ICO Liquidating Trust, which beneficially owns 305,431 shares of common stock, and Structure Oil Corp., which beneficially owns 36,813 shares of common stock.  In addition, he serves as a director of the Scot Jason Cohen Foundation, which beneficially owns 34,702 shares of common stock.    As a result of these relationships, the beneficial owner may be deemed, pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to beneficially own all common stock directly owned by such entities.

(3)	Includes Stock Options exercisable within 60 days of May 4, 2016.

(4)	The principal business address of the beneficial owner is 45 Main Street, Suite 800, Brooklyn, New York 11201.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Separation and Release Agreement

In addition, in June and July of 2013, the Company signed a series of agreements with Jeffrey Freedman, former Chief Executive Officer, in relation to his departure from the Company. Pursuant to these agreements, the Company has provided to Mr. Freedman the sum of $12,000 and issued 2,326 options to purchase common stock with a $56,047 aggregate fair value as of the July 24, 2013 option grant date. These options will expire on July 23, 2016 and have an exercise price of $43. The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option-pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $43; exercise price of $43; expected volatility of 88%; and a discount rate of 0.64%. The options were immediately vested and the Company recorded the $56,047 to general and administrative expense on the date of grant.

Horizon Investments, LLC

On May 3, 2016 the Company consummated the acquisition of Horizon Investments. Scot Cohen, the Company’s Executive Chairman, is the sole managing member of Horizon Investments, and owned, prior to the consummation of the Horizon Acquisition, a 9.2% membership interest in Horizon Investments. As a result of the consummation of the Horizon Acquisition, Mr. Cohen received a distribution from Horizon Investments of 1,379,250 shares of the Company’s common stock.  Although Mr. Cohen remains the managing member of Horizon Investments, he is not paid separately for his role.

Horizon Investments owns a 20% membership interest in Horizon Energy. Mr. Cohen owns a 2.8% membership interest in Horizon Energy.

Stephen Brunner, the Company’s President, is a member of Horizon Energy, and owns a 2.52% membership interest. Prior to its acquisition by the Company on May 3, 2016, Mr. Brunner held a 1.68% membership interest in Horizon Investments. In connection with the consummation of the Horizon Acquisition, Mr. Brunner received a distribution from Horizon Investments of 166,667 shares of the Company’s common stock.

Pearsonia West Investment Group.

On May 30, 2014, the Company entered into a Subscription Agreement pursuant to which the Company was issued a 50% interest in Bandolier Energy, LLC (“Bandolier”) in exchange for a capital contribution of $5.0 million (the “Bandolier Acquisition”). Mr. Scot Cohen, the Company’s Executive Chairman was a manager of, and owned a 20% membership interest in, Pearsonia West Investment Group, LLC (“Pearsonia West”), a special purpose vehicle formed for the purpose of investing in Bandolier with the Company.  On October 15, 2016, the Company indirectly transferred its controlling interest in Pearsonia West as a result of the transfer of the Company’s 50% membership interest in Bandolier to MegaWest under the terms of the Contribution Agreement, although the Company still retains a 29.26% indirect interest in Bandolier as a result of its interest in MegaWest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm for the year ended April 30, 2016 was GBH CPAs, PC (“GBH”), and was Marcum LLP (“Marcum”) for the year ended April 30, 2015. Set forth below are the aggregate fees we were billed or expected to be billed by GBH and Marcum, respectively, for professional services rendered for the years ended April 30, 2016 and 2015.

Audit Fees

During the fiscal year ended April 30, 2016, the fees for GBH were approximately $28,750, as compared to $112,000 billed by Marcum for the year ended April 30, 2015.

Tax Fees

During the fiscal year ended April 30, 2016, the fees paid to GHB for tax compliance, tax advice and tax planning were $0, as compared to $110,500 paid to Marcum for similar services during the year ended April 30, 2015.

All Other Fees

During the fiscal years ended April 30, 2016 and April 30, 2015 there were no fees billed for products and services provided by either GBH or Marcum, other than those set forth above.

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

(b) Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1 (1)	Certificate of Incorporation of the Company
3.2 (1)	Bylaws of the Company
3.3 (13)	Certificate of Amendment to the Certificate of Incorporation of Petro River Oil Corporation, effective December 1, 2015 (Reverse Split).
3.4 (13)	Certificate of Amendment to the Certificate of Incorporation of Petro River Oil Corporation, effective December 1, 2015 (Authorized Increase).
3.5 (14)	Certificate of Amendment to the Certificate of Incorporation of Petro River Oil Corporation, dated June 15, 2016.
10.1 (2)
Securities Purchase Agreement of Petro River Oil LLC, dated as of April 23, 2013, by and among Petro River Oil Corp., Petro River Oil, LLC, the holders of outstanding secured promissory notes of Petro River Oil, LLC, the members of Petro River Oil, LLC and Mega Partners 1 LLC

10.2 (8)	Amended and Restated 2012 Equity Compensation Plan
10.3 (7)	Assignment and Assumption Agreement, dated as of May 30, 2014, by and between Bandolier Energy, LLC and PO1, LLC
10.4 (7)	Agreement, dated as of May 30, 2014, by and between Petro River Oil Corp. and Pearsonia West Investment Group, LLC
10.5 (2)	Employment Agreement, by and between Petro River Oil Corp. and Scot Cohen, dated April 23, 2013
10.6 (4)	Amendment No. 1 to the Employment Agreement, by and between Petro River Oil Corp. and Scot Cohen, dated November 20, 2013
10.7 (5)	Employment Agreement, by and between Petro River Oil Corp. and Ruben Alba, dated November 22, 2013
10.8 (5)	Employment Agreement, by and between Petro River Oil Corp. and Gary Wilkey, dated November 22, 2013
10.9 (5)	Employment Agreement, by and between Petro River Oil Corp. and Luis Vierma, dated November 22, 2013
10.10 (5)	Employment Agreement, by and between Petro River Oil Corp. and Daniel Smith, dated November 22, 2013
10.11 (2)	Form of Securities Purchase Agreement, dated April 23, 2013
10.12 (6)	Securities Purchase Agreement, by an between Petro River Oil Corp. and Petrol Lakes Holding Limited, dated December 12, 2013
10.13 (7)	Form of Bandolier Energy LLC Subscription Agreement, dated May 30, 2014
10.14 (7)	Securities Purchase Agreement, by and between Spyglass Energy Group, LLC, Nadel and Gussman, LLC, Charles W. Wickstrom, Shane E. Matson and Bandolier Energy, LLC, dated January 1, 2014
10.15 (7)	Assignment and Assumption Agreement, by an between Bandolier Energy, LLC and PO1, LLC, dated May 30, 2014
10.16 (7)	Agreement, by and between Petro River Oil Corp. and Pearsonia West Investment Group, LLC, dated May 30, 2014
10.17 (9)	Asset Purchase Agreement by and among Petro River Oil Corp, Petro Spring I, LLC, Havelide GTL LLC and certain shareholders, dated February 18, 2015.
10.18 (9)	Employment Agreement by and between the Company and Stephen Boyd, dated February 18, 2015
10.19 (9)	Form of Warrant
10.20 (10)	Asset Purchase Agreement by and among Petro River Oil Corp, Petro Spring II, LLC, Coalthane Tech LLC and certain shareholders, dated February 27, 2015.
10.21 (16)	Contribution Agreement, by and between Petro River Oil Corp., Megawest Energy Kansas Corporation and Fortis Property Group, dated October 30, 2015, effective October 15, 2015.
10.22 (16)	Employment Agreement, by and between Petro River Oil Corp. and Stephen Brunner, dated October 30, 2015.
10.23 (13)	Conditional Purchase Agreement, by and between Petro River Oil Corp. and Horizon I Investments, LLC, dated December 1, 2015.
10.24 (13)	Form of Escrow Agreement
10.25 (13)	Non-Recourse Note, by and between Petro River Oil Corp. and Horizon I Investments, LLC, dated December 1, 2015.
10.26 (11)	Farm out Agreement, dated January 19, 2016.
10.27 (11)	Escrow Agreement, dated January 18, 2016.
10.28 (11)	Non-Recourse Promissory Note, in the principal amount of $750,000, dated January 13, 2016.
10.29 (12)	Assignment of Oil and Gas Lease, by and between MegaWest Energy Missouri Corp. and Paluca Petroleum, Inc., dated July 11, 2016.
10.30 (15)	Asset Purchase and Sale and Exploration Agreement, dated March 4, 2016.
14.1 (3)	Code of Business Conduct and Ethics
21.1 (2)	Subsidiaries
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached hereto
(1)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 13, 2012.
(2)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on April 29, 2013.
(3)	Incorporated by reference to our Transition Report on Form 10-K filed with the Securities and Exchange Commission on August 28, 2013.
(4)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on November 22, 2013.
(5)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on November 27, 2013.
(6)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on December 16, 2013.
(7)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 5, 2014.
(8)	Incorporated by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 13, 2014.
(9)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 23, 2015.
(10)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on March 5, 2015.
(11)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on January 20, 2016.
(12)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 13, 2016.
(13)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on December 7, 2015.
(14)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 20, 2016.
(15)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on March 10, 2016.
(16)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on November 5, 2015.

PART I – FINANCIAL INFORMATION
PETRO RIVER OIL CORP.
FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Petro River Oil Corp.
New York, New York

We have audited the accompanying consolidated balance sheet of Petro River Oil Corp. as of April 30, 2016 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of Petro River Oil Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petro River Oil Corp. as of April 30, 2016 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
July 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Petro River Oil Corp. and Subsidiaries

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting related to the reverse stock split described in Note 1, the accompanying consolidated balance sheet of Petro River Oil Corp. and Subsidiaries (the “Company”) as of April 30, 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (the 2015 consolidated financial statements before the effects of the adjustments related to the reverse stock split discussed in Note 1 are not presented herein).  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, before the effects of the adjustments to retrospectively apply the change in accounting related to the reverse stock split described in Note 1, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Petro River Oil Corp. and Subsidiaries, as of April 30, 2015, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

We were not engaged to audit, review or apply any procedures to the adjustments to retrospectively apply the change in accounting related to the reverse stock split described in Note 1, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ Marcum llp

Marcum llp
New York, NY
August 13, 2015

Petro River Oil Corp. and Subsidiaries
Consolidated Balance Sheets

	As of
	April 30, 2016	April 30, 2015
Assets
Current Assets:
Cash and cash equivalents	$774,751	$1,010,543
Certificate of deposit - restricted	80,803	125,000
Accounts receivable - oil and gas	903	42,688
Accounts receivable - related party	4,829,693	-
Accrued interest on notes receivable - related party	170,653	-
Interest in real estate rights	2,820,402	-
Prepaid expenses and other current assets	24,967	52,771
Prepaid oil and gas asset development costs	844,131	-
Total Current Assets	9,546,303	1,231,002

Oil and gas assets, full cost method
Costs subject to amortization, net	778,226	6,935,000
Costs not being amortized, net	100,000	8,822,011
Property, plant and equipment, net of accumulated depreciation
of $308,223 and $313,508, respectively	2,341	60,953
Intangible assets, net	-	2,203,393
Notes receivable - related party	17,848,000	-
Other assets	53,778	27,922
Total Other Assets	18,782,345	18,049,279
Total Assets	$28,328,648	$19,280,281

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$206,780	$252,227
Deferred tax liability	2,501,209	-
Notes payable - related party	1,600,000	-
Asset retirement obligations, current portion	561,958	541,959
Total Current Liabilities	4,869,947	794,186

Long-term liabilities:
Asset retirement obligations, net of current portion	201,104	376,471
Total Long-term Liabilities	201,104	376,471

Total Liabilities	5,071,051	1,170,657

Commitments and contingencies

Equity:
Preferred shares - 5,000,000 authorized; par value $0.00001; 0 shares issued and outstanding	-	-
Preferred B shares - 29,500 authorized; par value $0.00001; 0 shares issued and outstanding	-	-
Common shares - 100,000,000 authorized; par value $0.00001; 4,263,672 and 4,259,506 issued and outstanding	43	43
Additional paid-in capital	38,849,655	31,115,291
Accumulated deficit	(27,643,419)	(16,650,486)
Total Petro River Oil Corp. Equity	11,206,279	14,464,848
Non-controlling interest	12,051,318	3,644,776
Total Equity	23,257,597	18,109,624
Total Liabilities and Equity	$28,328,648	$19,280,281

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended
Operations	April 30, 2016	April 30, 2015
Revenues
Oil and natural gas sales	$87,939	$2,127,576
Total Revenues	87,939	2,127,576

Operating Expenses
Lease operating expenses	373,028	1,847,688
Depreciation, depletion and accretion	161,326	750,360
Amortization of intangible assets	120,452	20,293
Gain on sale of equipment	(5,519)	-
Loss on sale of oil and gas assets	7,519,460	-
Impairment of oil and gas assets	6,870,613	1,246,975
Impairment of intangible assets	2,082,941	-
General and administrative	3,103,358	4,606,377
Total Operating Expenses	20,225,659	8,471,693

Operating Loss	(20,137,720)	(6,344,117)

Other Income (Expense)
Interest income (expense) – net	174,458	(462)
Net gain on interest in real estate rights	10,474,713	-
Other Income (Expense)	10,649,171	(462)

Net Loss Before Income Tax Provision	(9,488,549)	(6,344,579)

Income Tax Provision	2,501,209	-

Net Loss	(11,989,758)	(6,344,579)

Net Loss Attributable to Non-controlling Interest	(996,825)	(1,355,224)

Net Loss Attributable to Petro River Oil Corp. and Subsidiaries	$(10,992,933)	$(4,989,355)

Basic and Diluted Net Loss Per Common Share	$(2.58)	$(1.21)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	4,260,670	4,121,149

The accompanying notes are an integral part of these consolidated financial statements.

 Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
 For the Years Ended April 30, 2016 and 2015

	Common	Common	Additional Paid-in	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at May 1, 2014	4,092,839	$41	$27,756,190	$(11,661,131)	$-	$16,095,100

Issuance of stock and warrants for acquisition of assets	166,667	2	2,223,684	-	-	2,223,686

Stock-based compensation			1,135,417	-	-	1,135,417

Non-controlling interest contribution					5,000,000	5,000,000

Net loss				(4,989,355)	(1,355,224)	(6,344,579)
Balance at April 30, 2015	4,259,506	43	31,115,291	$(16,650,486)	3,644,776	18,109,624

Stock-based compensation	4,166	-	1,593,349	-	-	1,593,349

Contribution of interest in joint venture	-	-	6,141,015	-	9,403,367	15,544,382

Net loss	-	-	-	(10,992,933)	(996,825)	(11,989,758)
Balance at April 30, 2016	4,263,672	$43	$38,849,655	$(27,643,419)	$12,051,318	$23,257,597

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended
	April 30, 2016	April 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,989,758)	$(6,344,579)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation, depletion and accretion	161,326	750,360
Amortization of intangibles	120,452	20,293
Stock-based compensation	1,593,349	1,135,417
Impairment of oil and gas assets	6,870,613	1,246,975
Impairment of intangible assets	2,082,941	-
Loss on sale of oil and gas assets	7,519,460	-
Gain on sale of equipment	(5,519)
Net gain on interest in real estate rights	(10,474,713)	-
Deferred tax liability	2,501,209	-
Changes in operating assets and liabilities:
Accounts receivable - oil and gas	41,785	9,291
Accrued interest on notes receivable - related party	(170,653)	-
Prepaid expenses and other current assets	27,804	(34,396)
Accounts payable and accrued expenses	(45,447)	(228,410)
Net Cash Used in Operating Activities	(1,767,151)	(3,445,049)

Cash Flows From Investing Activities:
Purchase of certificate of deposit - restricted	-	(125,000)
Proceeds from interest in real estate rights	18,369,000	-
Change in reclamation deposit	44,197	-
Prepaid oil and gas development costs	(844,131)	-
Capitalized expenditures on oil and gas assets	(102,864)	(8,701,100)
Cash received upon disposal of oil and gas assets	279,013	-
Issuance of notes receivable - related party	(17,848,000)	-
Proceeds from sale of equipment	60,000	-
Purchase of equipment	-	(39,757)
Payments on deposit	(25,856)	-
Net Cash Used in Investing Activities	(68,641)	(8,865,857)

Cash Flows From Financing Activities:
Proceeds from notes payable - related party	1,600,000	-
Cash payments of note payable	-	(31,500)
Cash received from non-controlling interest contribution	-	5,000,000
Net Cash Provided by Financing Activities	1,600,000	4,968,500

Change in cash and cash equivalents	(235,792)	(7,342,406)

Cash and cash equivalents, beginning of year	1,010,543	8,352,949
Cash and cash equivalents, end of year	$774,751	$1,010,543

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$14,482	$-
Interest	$-	$308

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest in real estate rights contributed by non-controlling interest	$15,544,382	$-
Acquisition of oil and gas assets for accrued liabilities	$-	$52,514
Acquisition of intangible assets for common stock and warrants	$-	$2,223,686
Issuance of note payable for purchase of fixed assets	$-	$31,500

The accompanying notes are an integral part of these consolidated financial statements.

PETRO RIVER OIL CORP. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

1.	Organization

Petro River Oil Corp. (the “Company”) is an independent energy company focused on the exploration and development of conventional oil and gas assets with low discovery and development costs. The Company is focused on taking advantage of the current downturn in oil prices to enter highly prospective plays with industry-leading partners. Diversification over a number of projects, each with low initial capital expenditures and strong risk reward characteristics, reduces risk and provides cross-functional exposure to a number of attractive risk adjusted opportunities.

The Company recently completed a reorganization, including the addition of new management, the acquisition of several promising new assets, and an infusion of cash. In connection with the reorganization, the Company consummated the MegaWest Transaction, defined below, in which Fortis Property Group, LLC (“Fortis”) and the Company plan to jointly develop its acreage in Osage County, Oklahoma and other oil and gas assets.

The Company’s core holdings are in the Mid-Continent Region in Oklahoma and Larne Basin, Northern Ireland.  Following the acquisition of Horizon I Investments, LLC (“Horizon Investments”), the Company now has exposure to a portfolio of several domestic and international oil and gas assets consisting of highly prospective conventional plays diversified across project type, geographic location and risk profile, as well as access to a broad network of industry leaders from Horizon Investment’s 20% interest in Horizon Energy Partners, LLC (“Horizon Energy”).  Horizon Energy is an oil and gas exploration and development company owned and managed by former senior oil and gas executives.  It has a portfolio of domestic and international assets, including two assets located in the United Kingdom, adjacent to the giant Wytch Farm oil field, the largest onshore oil field in Western Europe.  Other projects include the proposed redevelopment of a large oil field in Kern County, California and the development of an additional recent discovery in Kern County.  Each of the assets in the Horizon Energy portfolio is characterized by low initial capital expenditure requirements and strong risk reward characteristics.

In light of the challenging oil price environment and capital markets, management is focusing on specific target acquisitions and investments, limiting operating expenses and exploring farm-in and joint venture opportunities for the Company’s oil and gas assets. No assurances can be given that management will be successful.

Recent Developments

Reverse Stock Split.  On December 7, 2015, the Company effected a one (1) for two hundred (200) reverse split of its issued and outstanding common stock (the “Reverse Split”), and, immediately following the Reverse Split, filed an amendment to its Certificate of Incorporation with the Delaware Secretary of State to increase the Company's authorized number of shares of common stock to 100 million. Shareholders approved the reverse stock split at the Company’s annual meeting of shareholders held on July 8, 2015, and the specific ratio was subsequently determined at a meeting of the Company's Board of Directors on November 11, 2015. All references in the financial statements to the number of shares outstanding, per-share amounts, and stock option data of the Company’s common stock have been restated to reflect the effect of the reverse stock split for all periods presented.

MegaWest Transaction.  On October 15, 2015, the Company entered into a contribution agreement (the “Contribution Agreement”) with MegaWest Kansas Energy Corp. ("MegaWest") and Fortis, pursuant to which the Company and Fortis each agreed to contribute certain assets to MegaWest in exchange for shares of MegaWest common stock (“MegaWest Shares”) (the “MegaWest Transaction”).

Upon execution of the Contribution Agreement, (i) the Company transferred its 50% membership interest in Bandolier Energy, LLC (the “Bandolier Interest”), with net assets of $7,119,798, and cancelled all of its ownership interest in the then issued and outstanding MegaWest Shares, which prior to the MegaWest Transaction represented 100% ownership of MegaWest; (ii) Fortis transferred certain indirect interests held in 30 condominium units and the rights to any profits and proceeds therefrom, with a book value of $15,544,382, to MegaWest.  Immediately thereafter, MegaWest issued to the Company 58,510 MegaWest Shares, representing a 58.51% equity interest in MegaWest, as consideration for the assignment of the Bandolier Interest, and issued to Fortis 41,490 MegaWest Shares, representing a 41.49% equity interest in MegaWest, as consideration for the assets assigned to MegaWest by Fortis, and (iii) Fortis appointed 2 of the 3 members of MegaWest’s Board of Directors.

Subject to the terms and conditions of the Contribution Agreement, the Contribution Agreement provided for a redetermination of the fair market value of the Bandolier Interest six months after the execution thereof (the “Redetermination”), which Redetermination has not occurred as of July 28, 2016.  Upon a Redetermination, in the event there is a shortfall from the valuation ascribed to the Bandolier Interest at the time of the Redetermination, as compared to the value ascribed to the Bandolier Interest in the Contribution Agreement, the Company will be required to provide Fortis with a cash payment in an amount equal to the shortfall.  If the Company is unable to deliver to Fortis the cash payment required after the Redetermination, if any, the board of directors of MegaWest shall have the right to exercise certain remedies against the Company, including a right to foreclose on the Company’s entire equity in MegaWest, which equity interest has been pledged to Fortis under the terms of the Contribution Agreement.  In the event of foreclosure, the Bandolier Interest would revert back to the Company.

2.	Basis of Preparation

The consolidated financial statements and accompanying footnotes are prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned and majority owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

These consolidated financial statements include the Company and the following subsidiaries:

Petro Spring, LLC, PO1, LLC, Petro River UK Limited and MegaWest Energy USA Corp. and MegaWest Energy USA Corp.’s wholly owned subsidiaries:

MegaWest Energy Texas Corp.
MegaWest Energy Kentucky Corp.
MegaWest Energy Missouri Corp.
MegaWest Energy Montana Corp.

Also contained in the consolidated financial statements is the financial information for the Company’s 58.51% owned subsidiary, MegaWest. In addition, MegaWest has a 50% ownership interest in Bandolier Energy LLC. The Company follows the guidance under ASC 810 and determined that MegaWest and Bandolier Energy LLC both qualify as variable interest entities and through its ownership and control of their operations, the Company and its related parties, as a group, is considered as the primary beneficiary in these two variable interest entities.

3.	Significant Accounting Policies

(a)	Use of Estimates:

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

As of April 30, 2016 and 2015, restricted cash consisted of a certificate of deposit in the amount of $80,803 and $125,000, respectively, with an annual interest rate of 0.5% and maturity date of March 13, 2017.

(c)	Receivables:

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

The allowance for doubtful accounts at April 30, 2016 and 2015 was $0 and $0, respectively.

(d)	Interest in Real Estate Rights:

Interest in real estate rights contributed by Fortis related to real properties that Fortis plans to sell within one year. Since these properties are contributed by Fortis, a related party, the rights are stated on balance sheet at the cost basis of Fortis.

(e)	Oil and Gas Operations:

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

The Company accounts for its unproven long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. As of April 30, 2016 and 2015, management engaged a third party to perform an independent study of the oil and gas assets. Management concluded that as of April 30, 2016, the Missouri assets were impaired by $918,991 and the Oklahoma assets were impaired by $5,951,622. The Company recorded total impairment $6,870,613 and $1,246,975 to the consolidated statement of operations for the years ended April 30, 2016 and 2015, respectively.

Proved Oil and Gas Reserves: In accordance with Rule 4-10 of SEC Regulation S-X, proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. All of the Company’s oil and gas properties with proven reserves were impaired to the salvage value prior to the Bandolier transaction. The price used to establish economic producibility is the average price during the 12-month period preceding the end of the entity’s fiscal year and calculated as the un-weighted arithmetic average of the first-day-of-the-month price for each month within such 12-month period. Upon completion of the Bandolier transaction, the Company acquired $2,460,632 in proved developed oil and gas assets and $5,921,641 in proven undeveloped oil and gas assets.  As of April 30, 2016 and 2015, management performed a ceiling test on the Oklahoma assets acquired in the Bandolier transaction.  As a result, the Company recognized an impairment charge of $5,951,622 and $1,246,975 on the Oklahoma oil and gas assets for the years ended April 30, 2016 and 2015, respectively.

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

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers which require significant judgment, as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expenses. There have been no material changes in the methodology used by the Company in calculating depletion, depreciation and amortization of oil and gas properties under the full cost method during the years ended April 30, 2016 and 2015.

(f)	Intangible Assets:

Intangible assets consist of patent rights. Applicable long–lived assets are amortized or depreciated over the shorter of their estimated useful lives, the estimated period that the assets will generate revenue, or the statutory or contractual term in the case of patents. Estimates of useful lives and periods of expected revenue generation are reviewed periodically for appropriateness and are based upon management’s judgment. Patent rights were amortized on the straight-line method over their estimated useful lives of 15 years.

(g)	Impairment of Long-Lived Assets:

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

(h)	Asset Retirement Obligations:

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

Revisions to the estimated fair value would result in an adjustment to the liability and the capitalized amount in oil and gas assets.

(i)	Income Taxes

The Company uses the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. A valuation allowance, if necessary, is provided against deferred tax assets, based upon management’s assessment as to their realization.

Uncertain Tax Positions

The Company evaluates uncertain tax positions pursuant to ASC Topic 740-10-25 “Accounting for Uncertainty in Income Taxes,” which allows companies to recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. De-recognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

At April 30, 2016 and 2015, the Company has approximately $2,501,209 and $0, respectively, of liabilities for uncertain tax positions. Interpretation of taxation rules relating to net operating loss utilization in real estate transactions give rise to uncertain positions. In connection with the uncertain tax position, there was no interest or penalties recorded as the position is expected but the tax returns are not yet due.

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters. In addition, when applicable, the Company will adjust tax expense to reflect the Company’s ongoing assessments of such matters, which require judgment and can materially increase or decrease its effective rate as well as impact operating results.

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include the United States (including applicable states).

(j)	Oil and Gas Revenue:

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

(k)	Stock-Based Compensation:

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

(l)	Per Share Amounts:

Basic net income (loss) per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. For the year ended April 30, 2015, potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive. For the year ended April 30, 2016, the dilutive effect of stock options and warrants was 0 because all the options and warrants outstanding were out of the money.

The Company had the following common stock equivalents at April 30, 2016 and 2015:

As of	April 30, 2016	April 30, 2015
Stock Options	743,050	540,941
Stock Purchase Warrants	133,333	336,459
	876,383	877,400

(m)	Fair Value of Financial Instruments:

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

(n)	Recent Accounting Pronouncements:

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle (issued as ASU 2014-09 by the FASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating its adoption method and the impact of the standard on its consolidated financial statements and have not yet determined the method by which the Company will adopt the standard in 2017.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use an entity's intellectual property or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

(o)	Subsequent Events:

The Company evaluates subsequent events through the date the consolidated financial statements are issued.

4.	Business Acquisitions

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

The Company has operational control along with a 50% ownership interest in Bandolier. As a result, the Company consolidates Bandolier. The remaining 50% non–controlling interest represents the equity investment from PWIG and Ranger Station. Upon consummation of the MegaWest transaction, the Company owned approximately 29.3% of Bandolier.

On May 30, 2014, Bandolier acquired for $8,712,893, less a $407,161 claw back, all of the issued and outstanding equity of Spyglass Energy Group, LLC (“Spyglass”), the owner of oil and gas leases, leaseholds, lands, and options and concessions thereto located in Osage County, Oklahoma. Spyglass controls a significant contiguous oil and gas acreage position in Northeastern Oklahoma, consisting of approximately 106,000 acres, with substantial original oil in place, stacked reservoirs, as well as exploratory and development opportunities that can be accessed through both horizontal and vertical drilling. Significant infrastructure is already in place including 32 square miles of 3-D seismic, 3 phase power, a dedicated sub-station as well as multiple oil producing horizontal wells.  No additional contingencies were assumed.

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

For the Year Ended
April 30, 2015
Revenues	$2,494,392
Net loss	$(4,849,864)
Net loss per common share - basic and diluted	$(1.14)
Weighted average number of common shares outstanding - basic and diluted	4,259,505

5.	Accounts Receivable – Related Party

As discussed in Note 1, on October 15, 2015, the Company entered into the Contribution Agreement with Fortis pursuant to which the Company and Fortis each agreed to assign certain assets to MegaWest in exchange for the MegaWest Shares.

Upon execution of the Contribution Agreement, Fortis transferred its interest in 30 condominium units and the right to any profits and proceeds therefrom. For the year ended April 30, 2016, Fortis sold 25 condominium units and MegaWest recorded a net gain on interest in real estate rights of $10,474,713. For the year ended April 30, 2016, MegaWest received cash of $17,848,000; and as of April 30, 2016, the Company had an accounts receivable – related party in the amount of $4,829,693 related to interest in real estate rights of 25 condominium units sold.

6.	Notes Receivable – Related Party

During November and December 2015 and March 2016, the Company entered into six promissory note agreements with Fortis, with total principal amounts of $17,848,000. The notes receivable bear interest at an annual interest rate of 3% and mature on December 31, 2017. For the year ended April 30, 2016, the Company recorded $170,653 of interest income on the notes receivable. As of April 30, 2016, the outstanding balance of the notes receivable was $17,848,000.

7.	Interest in Real Estate Rights

As discussed in Note 5, MegaWest received an interest in real estate rights of 30 condominium units from Fortis pursuant to the Megawest Transaction.  Between October 15, 2015 and April 30, 2016, Fortis sold and MegaWest is entitled to a profit of its interest in real estate rights of 25 condominium units with a cost basis of $12,723,980 for gross proceeds of $24,434,274, of which $4,829,693 was included in accounts receivable – related party as of April 30, 2016. MegaWest incurred commissions and closing costs of $1,220,581 and general and administrative expenses of $15,000 related to the 25 units sold.  For the year ended April 30, 2016, the Company recognized a net gain of $10,474,713 related to its interest in real estate rights contributed by Fortis.

The following table summarizes the activity for interest in real estate rights:

April 30, 2016
Balance at April 30, 2015	$-
Additions – interest in real estate rights of 30 condominium units contributed by Fortis	15,544,382
Less: cost basis of interest in real estate rights of 25 condominium units sold by Fortis	(12,723,980)
Balance at April 30, 2016	$2,820,402

8.	Oil and Gas Assets

The following table summarizes the oil and gas assets by project:

Cost	Oklahoma	Kansas	Missouri	Other (1)	Total
Balance May 1, 2015	$-	$7,922,601	$918,991	$100,000	$8,941,592
Additions	8,751,867	1,747	-	-	8,753,614
Depreciation, depletion and amortization	(569,892)	(121,328)	-	-	(691,220)
Impairment of oil and gas assets	(1,246,975)	-	-	-	(1,246,975)
Balance April 30, 2015	6,935,000	7,803,020	918,991	100,000	15,757,011
Additions	102,864	-	-	-	102,864
Disposals	(279,013)	(7,727,287)	-	-	(8,006,301)
Depreciation, depletion and amortization	(29,003)	(75,733)	-	-	(104,736)
Impairment of oil and gas assets	(5,951,622)	-	(918,991)	-	(6,870,613)

Balance April 30, 2016	$778,226	$-	$-	$100,000	$878,226

(1) Other property consists primarily of four used steam generators and related equipment that will be assigned to future projects. As of April 30, 2016 and 2015, management concluded that impairment was not necessary as all other assets were carried at salvage value.

Kern County Project.  On March 4, 2016 (the "Closing Date"), the Company executed an Asset Purchase and Sale and Exploration Agreement (the "Agreement") to acquire a 13.75% working interest in certain oil and gas leases located in southern Kern County, California (the "Project"). Horizon Energy also purchased a 27.5% working interest in the Project.

Under the terms of the Agreement, the Company paid $108,333 to the sellers on the Closing Date, and is obligated to pay certain other costs and expenses after the Closing Date related to existing and new leases as more particularly set forth in the Agreement. As of April 30, 2016, exploratory activity had not commenced and the $108,333 was recorded as prepaid oil and gas development costs on the consolidated balance sheet. In addition, the sellers are entitled to an overriding royalty interest in certain existing and new leases acquired after the Closing Date, and the Company is required to make certain other payments, each in amounts set forth in the Agreement.

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

Under the terms of the Farmout Agreement, Petro UK deposited approximately $735,000 into an escrow agreement ("Escrow Agreement"), which amount represented Petro UK's obligation to fund the total projected cost to drill the first well under the terms of the Farmout Agreement. As of April 30, 2016, development of the first well had not commenced and the escrow payment was recorded as prepaid oil and gas development costs on the consolidated balance sheet. The total deposited amount to fund the cost to drill the first well is approximately $6,159,452, based on an exchange rate of one British Pound for 1.44 U.S. Dollars. Petro UK was and will continue to be responsible for its pro-rata costs of additional wells drilled under the Farmout Agreement. Drilling of the first well was completed in June 2016.

Divestiture of Kansas Properties. Effective December 23, 2015, Petro River Oil, LLC ("Petro LLC"), a wholly owned subsidiary of Megawest, divested various interests in oil and gas leases, wells, records, data and related personal property located along the Mississippi Lime play in the state of Kansas, which assets were acquired by Petro LLC in 2012. In connection with the divestiture, the assignee and purchaser of the interests agreed to pay outstanding liabilities, including unpaid taxes, and assume certain responsibilities to plug any abandoned wells. No cash consideration was paid for the interests.  The Company recorded a loss of $7,519,460 in connection with the divestiture of these oil and gas properties, representing the $7,727,287 oil and gas assets book value, partially offset by the asset retirement obligation liability. MegaWest is a 58.51% owned subsidiary of the Company following consummation of the MegaWest Transaction, defined above.

Divestiture of Oklahoma Properties. During the year ended April 30, 2016, the Company disposed of some of its interests in its Oklahoma oil and gas assets and received proceeds totaling $279,013. The proceeds were offset against the full cost pool, therefore no gain or loss was recognized.

Impairment of Oil & Gas Properties. As of April 30, 2016, the Company assessed its oil and gas assets for impairment and recognized a charge of $5,951,622 related to the Oklahoma oil and gas property. The Company determined that it no longer planned to develop the Missouri oil and gas property and recognized an impairment charge of $918,991 for the assets remaining book value. As of April 30, 2015, the Company assessed its oil and gas assets for impairment and recognized a charge of $1,246,975 related to the Oklahoma oil and gas property.

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

The Company’s intangibles assets consisted of the following:

	Estimated Useful Life	As of April 30, 2016	As of April 30, 2015
Patent rights	15 years	$2,223,686	$2,223,686
Less: accumulated amortization		(140,745)	(20,293)
Less: impairment of intangible assets		(2,082,941)	-
Intangible assets, net		$-	$2,203,393

The Company recorded amortization expense of $120,452 and $20,293 for the years ended April 30, 2016 and 2015, respectively.

As of April 30, 2016, the Company did not have adequate capital to fund additional development of the intangibles and therefore the Company has been unable to identify near-term opportunities to commercialize the technology. As of April 30, 2016, the Company performed an impairment assessment on the intangible assets and recognized an impairment charge of $2,082,941.

10.	Asset Retirement Obligations

The total future asset retirement obligation was estimated based on the Company’s ownership interest in all wells and facilities, the estimated legal obligations required to retire, dismantle, abandon and reclaim the wells and facilities and the estimated timing of such payments. The Company estimated the present value of its asset retirement obligations at both April 30, 2016 and 2015, based on a future undiscounted liability of $895,291 and $1,143,857, respectively. These costs are expected to be incurred within one to 24 years. A credit-adjusted risk-free discount rate of 10% and an inflation rate of 2% were used to calculate the present value.

Changes to the asset retirement obligation were as follows:

	April 30, 2016	April 30, 2015
Balance, beginning of period	$918,430	$818,010
Additions	-	52,514
Disposals	(207,827)	-
Accretion	52,459	47,906
Total asset retirement obligations	763,062	918,430
Less: current portion of asset retirement obligations	(561,958)	(541,959)
Long-term portion of asset retirement obligations	$201,104	$376,471

Expected timing of asset retirement obligations:

Year Ending April 30,
2017	$561,958
2018	-
2019	-
2020	-
2021	-
Thereafter	394,654
Subtotal	956,612
Effect of discount	(193,550)
Total	$763,062

As of April 30, 2016 and 2015, the Company had $0 of reclamation deposits with authorities to secure certain abandonment liabilities.

11.	Related Party Transactions

Employment Agreements

a)
Upon completion of the Share Exchange, the Company entered into an Employment Agreement with Scot Cohen, the Company’s Executive Chairman (the “Employment Agreement”). On November 20, 2013, the Company amended the Employment Agreement with Scot Cohen. Based on this amendment, the Company granted Mr. Cohen 208,333 fair value options to purchase an equal amount of shares of common stock of the Company. The options have a term of 10 years and an exercise price of $11.80. These options will vest in five equal installments, with the first 20% vesting immediately upon grant (as consideration for the service period from April 29, 2013 to November 20, 2013), and the remaining options vesting in four equal installments on the anniversary of the grant date.

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option-pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $11.80; exercise price of $11.80; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $2,006,227. For the years ended April 30, 2016 and 2015, the Company expensed $1,028,947 and $401,245, respectively, to general and administrative expenses.

b)
On November 22, 2013, Petro River Oil Corp. entered into an employment agreement with Ruben Alba. Under the terms of this agreement, Mr. Alba will receive an annual base salary of $120,000. Mr. Alba was also granted 62,500 stock options of the Company pursuant to the Company’s 2012 Equity Compensation Plan (the “Plan”), to vest in five equal installments. The first installment vested immediately upon granting. The final four installments will vest on the anniversaries of the initial grant date, subject to the following conditions: (i) the adoption by the Company of an amendment to the Plan, approved by a vote of the shareholders of the Company, to increase the number of shares permitted to be granted under the Plan, and to put in place a stock option grant limitation in accordance with §162(m) of the Internal Revenue Code of 1986, as amended; and (ii) Mr. Alba’s continued employment with the Company.

On October 30, 2015, in connection with the Company’s ongoing corporate restructuring, the Company ended its relationship with Mr. Alba.

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option-pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $11.80; exercise price of $11.80; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $575,839.  For the years ended April 30, 2016 and 2015, the Company expensed $55,533 and $115,168, respectively, to general and administrative expenses.

c)
On November 22, 2013, the Company entered into an employment agreement with Gary Williky on November 20, 2013. Under the terms of this agreement, Mr. Williky will receive an annual base salary of $120,000. Mr. Williky was also granted 31,250 stock options of the Company pursuant to the Plan, to vest in five equal installments. The first installment vested immediately upon granting. The final four installments will vest on the anniversaries of the initial grant date, subject to the following conditions: (i) the adoption by the Company of an amendment to the Plan, approved by a vote of the shareholders of the Company, to increase the number of shares permitted to be granted under the Plan, and to put in place a stock option grant limitation in accordance with §162(m) of the Internal Revenue Code of 1986, as amended; and (ii) Mr. Williky’s continued employment with the Company.

On July 30, 2015, in connection with the Company’s ongoing corporate restructuring, the Company ended its relationship with Mr. Williky.

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $11.80; exercise price of $11.80; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $287,919. For the years ended April 30, 2016 and 2015, the Company expensed $14,514 and $57,584, respectively to general and administrative expenses.

d)
On November 25, 2013, the Company entered into an employment agreement with Luis Vierma. Under the terms of this agreement, Mr. Vierma will receive an annual base salary of $84,000. Mr. Vierma was also granted 31,250 stock options of the Company pursuant to the Plan, to vest in five equal installments. The first installment vested immediately upon granting. The final four installments will vest on the anniversaries of the initial grant date, subject to the following conditions: (i) the adoption by the Company of an amendment to the Plan, approved by a vote of the shareholders of the Company, to increase the number of shares permitted to be granted under the Plan, and to put in place a stock option grant limitation in accordance with §162(m) of the Internal Revenue Code of 1986, as amended; and (ii) Mr. Vierma’s continued employment with the Company. On May 27, 2015, the Company ended its relationship with Mr. Vierma due to a corporate restructuring.

On May 27, 2015, in connection with the Company’s ongoing corporate restructuring, the Company ended its relationship with Mr. Vierma.

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option-pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $11.80; exercise price of $11.80; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $287,919. For the years ended April 30, 2016 and 2015, the Company expensed $4,260 and $57,584, respectively, to general and administrative expenses.

e)
On November 26, 2013, the Company entered into a consulting agreement with Brio Financial Group (“Brio”) and its Managing Member, David Briones, was appointed the Chief Financial Officer of the Company on August 15, 2013. Under the terms of this agreement, Brio will receive a monthly consulting fee of $7,500, as well as a grant of 3,750 stock options of the Company pursuant to the Plan. The options will vest in six installments. The first 625 options vested immediately upon execution of the consulting agreement, and the remaining 5 installments will vest monthly, on the 26th of each subsequent month.

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option-pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $11.80; exercise price of $11.80; expected volatility of 65%; and a discount rate of 0.12%. The grant date fair value of the award was $8,764. For the years ended April 30, 2016 and 2015, the Company expensed $0 and $1,022 to general and administrative expenses.

f)
On November 27, 2013, the Company entered into an employment agreement with Daniel Smith. Under the terms of this agreement, Mr. Smith will receive an annual base salary of $120,000. Mr. Smith was also granted 62,500 stock options of the Company pursuant to the Company’s Plan to vest in five equal installments. The first installment vested immediately upon granting. The final four installments will vest on the anniversaries of the initial grant date, subject to the following conditions: (i) the adoption by the Company of an amendment to the Plan, approved by a vote of the shareholders of the Company, to increase the number of shares permitted to be granted under the Plan, and to put in place a stock option grant limitation in accordance with §162(m) of the Internal Revenue Code of 1986, as amended; and (ii) Mr. Smith’s continued employment with the Company.

On October 30, 2015, in connection with the Company’s ongoing corporate restructuring, the Company ended its relationship with Mr. Smith.

The Company computed the economic benefit of the grant as of the date of grant utilizing a Black-Scholes option pricing model. The Company utilized the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $11.80; exercise price of $11.80; expected volatility of 96%; and a discount rate of 2.80%. The grant date fair value of the award was $575,839. For the years ended April 30, 2016 and 2015, the Company expensed $55,533 and $115,168, respectively, to general and administrative expenses.

g)
On February 18, 2015, in conjunction with the Havelide and Coalthane purchases, the Company entered into an employment agreement with Steven Boyd, the developer of the Havelide and Coalthane technologies. Under the terms of this agreement, Mr. Boyd will receive an annual base salary of $120,000.

h)
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

The Company computed the fair value of the grant as of the date of grant utilizing a Black-Scholes option-pricing model using the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $1.78; exercise price of $2.00; expected volatility of 171%; and a discount rate of 2.16%. The grant date fair value of the award was $89,525. For the year ended April 30, 2016, the Company expensed $29,974 to general and administrative expenses.

MegaWest Transaction

On October 15, 2015, the Company entered into a contribution agreement with MegaWest and Fortis pursuant to which the Company and Fortis each agreed to contribute certain assets to MegaWest in exchange for shares of MegaWest common stock. See Note 1 above.

Accounts Receivable - Related Party

Upon execution of the Contribution Agreement, Fortis transferred certain indirect interests held in 30 condominium units and the rights to any profits and proceeds therefrom, with its basis of $15,544,382, to MegaWest. As of April 30, 2016, the Company had an accounts receivable – related party in the amount of $4,829,693, which was due from Fortis for the profits belonging to MegaWest, see Note 5 above.

Notes Receivable – Related Party

As discussed in Note 6, the Company entered into six promissory note agreements with Fortis, with total principal amounts of $17,848,000. The notes receivable bear interest at an annual interest rate of 3% and mature on December 31, 2017. For the year ended April 30, 2016, the Company recorded $170,653 of interest income on the notes receivable. As of April 30, 2016, the outstanding balance of the notes receivable was $17,848,000.

Notes Payable – Related Party

On December 1, 2015, the Company issued a non-recourse promissory note, in the principal amount of $750,000 to Horizon Investments (“Note A”), the proceeds of which are to be used for working capital purposes. Interest on Note A is due upon the earlier to occur of closing of the Horizon Transaction, or December 31, 2016. Amounts due under the terms of Note A accrue interest at an annual rate equal to one half of one percent. As of April 30, 2016, the outstanding balance of Note A due was $750,000.

On December 7, 2015, the Company entered into the Horizon Transaction, pursuant to which the Company executed a purchase agreement to acquire Horizon Investments in an all-stock deal. See Note 4. Mr. Scot Cohen, the Company’s Executive Chairman, is the sole Manager of Horizon Investments. In addition, Mr. Cohen owns a 9.2% membership interest in Horizon Investments. Horizon Investments owns a 20% interest in Horizon Energy Partners.  Mr. Cohen owns a 2.8% membership interest in Horizon Energy Partners.

On January 13, 2016, the Company issued a second non-recourse promissory note in the principal amount of $750,000 ("Note B") to Horizon Investments. All of the proceeds from Note B were used to fund Petro UK's obligations under the terms of the Farmout Agreement, and were deposited into the Escrow Agreement. The principal and all accrued and unpaid interest on Note B is due upon the earlier to occur of closing of the transactions contemplated under the terms of the Purchase Agreement. Amounts due under the terms of Note B accrue interest at an annual rate equal to one half of one percent. As of April 30, 2016, the outstanding balance of Note B due was $750,000.

On April 7, 2016, the Company issued a third non-recourse promissory note in the principal amount of $100,000 ("Note C") to Horizon Investments. All of the proceeds from Note C were used to fund working capital requirements. The principal and all accrued and unpaid interest on Note C is due upon the earlier to occur of closing of the transactions contemplated under the terms of the Purchase Agreement. Amounts due under the terms of Note C accrue interest at an annual rate equal to one half of one percent. As of April 30, 2016, the outstanding balance of Note C due was $100,000.

12.	Stockholders’ Equity

As of April 30, 2016 and 2015, the Company had 5,000,000 shares of blank check preferred stock authorized with a par value of $0.00001 per share. None of the blank check preferred shares were issued or outstanding.

As of April 30, 2016 and April 30, 2015, the Company had 29,500 shares of preferred B preferred stock authorized with a par value of $0.00001 per share (“Series B Preferred”). No Series B Preferred shares are issued or outstanding.

As of April 30, 2016, the Company had 100,000,000 shares of common stock authorized with a par value of $0.00001 per share. There were 4,263,672 and 4,259,506 shares of common stock issued and outstanding as of April 30, 2016 and 2015, respectively.

On January 19, 2016, the Company granted 25,000 shares of the Company’s restricted common stock for certain consulting services, vesting over six months. During the year ended April 30, 2016, the Company issued 4,166 shares of this restricted stock and recognized stock-based compensation of $6,875. In February 2016, the Company cancelled the related consulting agreement and the remaining 20,834 shares of the Company’s restricted common stock were not issued.

13.	Stock Options

As of April 30, 2016, the Company has one equity incentive plan. The number of shares reserved for issuance in aggregate under the plan is limited to 120 million shares. The exercise price, term and vesting schedule of stock options granted are set by the Board of Directors at the time of grant. Stock options granted under the plan may be exercised on a cashless basis, if such exercise is approved by the Board. In a cashless exercise, the employee receives a lesser amount of shares in lieu of paying the exercise price based on the quoted market price of the shares on the trading day immediately preceding the exercise date.

On October 23, 2015, the Company restructured its option plan by cancelling 395,629 options and issuing 453,039 options to new and existing option holders pursuant to the Amended and Restated 2012 Equity Compensation Plan. In December 2015, the Company issued an additional 111,667 options to consultants.

For options issued during the year ended April 30, 2016, the Company computed the fair value of the grant as of the date of grant utilizing a Black-Scholes option-pricing model using the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, range of $2.00 to $12.00; exercise price range of $2.00 to $12.00; expected volatility range of 170% to 179%; and a discount rate range of 1.83% to 2.29%.

The following table summarizes information about the options outstanding and exercisable for the years ended April 30, 2016 and 2015:

	Options	Weighted Average Exercise Prices

Outstanding – April 30, 2014	440,191	$12.00
Exercisable – April 30, 2014	121,025	$12.00
Granted	105,000	$106.00
Exercised	-	$-
Forfeited/Cancelled	(3,750)	$12.00
Outstanding April 30, 2015	540,941	$12.00
Exercisable – April 30, 2015	158,241	$12.00
Granted	672,706	2.26
Exercised	-	-
Forfeited/Cancelled	(470,597)	10.25
Outstanding April 30, 2016	743,050	4.00
Exercisable – April 30, 2016	421,460	$3.41

Outstanding - Aggregate Intrinsic Value		$-
Exercisable - Aggregate Intrinsic Value		$-

The following table summarizes information about the options outstanding and exercisable at April 30, 2016:

	Options Outstanding			Options Exercisable
Exercise Price	Options	Weighted Avg. Life Remaining	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$44.00	2,326	0.01 years	$44.00	2,326	$44.00
$12.00	132,987	7.93 years	$12.00	54,654	$12.00
$6.00	10,000	9.00 years	$6.00	10,000	$6.00
$3.39	24,000		$3.39	4,000	$3.39
$3.00	51,001	9.91 years	$3.00	4,250	$3.00
$2.87	65,334	9.25 years	$2.87	13,611	$2.87
$2.00	457,402	9.25 years	$2.00	332,620	$2.00
	743,050			421,460
Aggregate Intrinsic Value			$-		$-

During the years ended April 30, 2016 and 2015, the Company expensed an aggregate $1,586,474 and $1,135,417 to general and administrative expenses for stock based compensation pursuant to employment and consulting agreements.

As of April 30, 2016, the Company has $59,551 in unrecognized stock-based compensation expense which will be amortized over a weighted average exercise period of 3.5 years.

Warrants:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding and exercisable – April 30, 2014	203,125	$27.12	1.62
Forfeited	-	-	-
Granted	133,333	50.0	5.0
Outstanding and exercisable – April 30, 2015	336,458	36.19	2.29
Forfeited	-	-	-
Granted/Expired	(203,125)	-	-
Outstanding and exercisable – April 30, 2016	133,333	$50.00	3.83

There were no changes of the Company’s warrants during the year ended April 30, 2016. The aggregate intrinsic value of the outstanding warrants was $0.

14.	Non-Controlling Interest

For the years ended April 30, 2016 and 2015, the changes in the Company’s non–controlling interest was as follows:

	Bandolier	MegaWest	Total
Non–controlling interest at May 1, 2014	$-	$-	$-
Contribution by non-controlling interest holders	5,000,000	-	5,000,000
Non–controlling interest share of losses	(1,355,22)	-	(1,355,224)
Non–controlling interest at April 30, 2015	3,644,776	-	3,644,776
Contribution of real estate by non-controlling interest holders	-	9,403,367	9,403,367
Non–controlling interest share of income (losses)	(4,375,836)	3,379,011	(996,825)
Non–controlling interest at April 30, 2016	$(731,060)	$12,782,378	$12,051,318

15.	Income Taxes

As of April 30, 2016 and 2015, the Company had approximately $2.65 million and $9.42 million of net operating loss carryovers (“NOLs”) which expire beginning in 2027. The U.S. net operating loss carryovers are subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. Management has determined that a change in ownership occurred as a result of the Share Exchange on April 23, 2013. Therefore, the net operating loss carryovers are subject to an annual limitation of approximately $156,000. The Company impaired the NOLs at the time of the change of ownership. Further the Company was limited in the recognition of a pre-acquisition loss deduction due to a net built in loss in 2015 at the time of the ownership change.

The income tax expense (benefit) consists of the following:

	For the Year Ended April 30, 2016	For the Year Ended April 30, 2015
Foreign
Current	$-	$-
Deferred	-	-
U.S. Federal
Current	-	-
Deferred	(4,503,473)	11,522,597

U.S. State & Local
Current	-	-
Deferred	(504,613)	1,085,319

Change in valuation allowance	7,509,295	(12,607,916)
Income tax provision (benefit)	$2,501,209	$-

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

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	April 30, 2016	April 30, 2015
U.S. Net operating loss carryovers	$3,933,952	$3,421,532
Depreciation	2,531,949	2,450,785
Bandolier LLC flow-through	4,313,122	463,906
Accretion of asset retirement obligation	288,511	341,679
Stock-based compensation	1,599,551	981,097
Total deferred tax assets	12,667,085	7,658,999
Valuation allowance	(12,667,085)	(7,658,999)
Deferred tax asset, net of valuation allowance	$-	$-

	April 30, 2016	April 30, 2015
Tax liability – MegaWest	$2,501,209	$-
Total deferred tax liability	$2,501,209	$-

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense benefit as follows:

	For the Year Ended April 30, 2016	For the Year Ended April 30, 2015
U.S. federal statutory rate	(34.00)%	(34.00)%
State income tax, net of federal benefit	(3.81)%	(3.20)%
Change in rate	(0.98)%	11.72%
Net realized built in loss limitation	0.00%	221.36%
Other permanent differences	(2.98)%	2.84%
Change in valuation allowance	62.63%	(198.72)%
Income tax provision (benefit)	20.86%	0.00%

16.	Contingency and Contractual Obligations

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

On January 30, 2014 the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating approximately CAD $759,000 (approximately USD $605,500 as of April 30, 2016). On October 20, 2014, the Company filed a summary judgment application stating that the landlord’s claim is barred as it was commenced outside the 2-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of approximately CAD $665,000 (approximately USD $530,500 as of April 30, 2016). The applications were heard on June 25, 2015 and the court allowed both the Company’s summary judgment application and the landlord’s amendment application.  Both of these orders were appealed and the appeals were both dismissed by decision rendered April 1, 2016.  Both of these orders have been further appealed to the Court of Appeal of Alberta, and the appeals are scheduled to be heard on December 7, 2016.  The net effect of the orders which are presently under appeal is that it is the claim for loss of prospective rent which is to proceed.

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

(c) On August 11, 2014, Martha Donelson and John Friend amended their complaint in an existing lawsuit by filing a class action complaint styled: Martha Donelson and John Friend, et al. v. United States of America, Department of the Interior, Bureau of Indian Affairs and Devon Energy Production, LP, et al., Case No. 14-CV-316-JHP-TLW, United States District Court for the Northern District of Oklahoma (the “Proceeding”).  The plaintiffs added as defendants twenty-seven (27) specifically named operators, including the Spyglass Energy, LLC (“Spyglass”), a wholly owned Subsidiary of Bandolier Energy, LLC, as well as all Osage County lessees and operators who have obtained a concession agreement, lease or drilling permit approved by the Bureau of Indian Affairs (“BIA”) in Osage County allegedly in violation of National Environmental Policy Act (“NEPA”).  Plaintiffs seek a declaratory judgment that the BIA improperly approved oil and gas leases, concession agreements and drilling permits prior to August 12, 2014, without satisfying the BIA’s obligations under federal regulations or NEPA, and seek a determination that such oil and gas leases, concession agreements and drilling permits are void ab initio.  Plaintiffs are seeking damages against the defendants for alleged nuisance, trespass, negligence and unjust enrichment.  The potential consequences of such complaint could jeopardize the corresponding leases.

On October 7, 2014, Spyglass, along with other defendants, filed a Motion to Dismiss the August 11, 2014 Amended Complaint on various procedural and legal grounds. Following the significant briefing, the Court, on March 31, 2016, granted the Motion to Dismiss as to all defendants and entered a judgment in favor of the defendants against the plaintiffs. On April 14, 2016, Spyglass with the other defendants, filed a Motion seeking its attorneys’ fees and costs. Said motion remains pending. On April 28, 2016, the plaintiffs filed three motions: a Motion to Amend or Alter the Judgment; a Motion to Amend the Complaint; and a Motion to Vacate Order. All three Motions are pending as of the effective date of this response. There is no specific timeline by which the Court must render a ruling. Spyglass intends to continue to vigorously defend its interest in this matter.

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

Increase in Authorized Common Stock. On June 15, 2016, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the state of Delaware to increase the total number of shares of common stock authorized for issuance thereunder from 100 million shares to 150 million shares.

Horizon Investments Acquisition (Unaudited). On May 3, 2016, the Company consummated the acquisition of Horizon Investments.  As a result of the acquisition, the Company acquired: (i) a 20% membership interest in Horizon Energy; (ii) three promissory notes issued by the Company to Horizon Investments in the principal amount of $1.6 million (the “Horizon Notes”); (iii) approximately $690,000 (the “Closing Proceeds”); and (iv) certain bank, investment and other accounts maintained by Horizon Investments, in an amount which, together with the principal amounts of the Horizon Notes and the Closing Proceeds, total $5.0 million (collectively, the “Purchased Assets”) (the “Horizon Acquisition”). The Horizon Acquisition was completed in accordance with the term and conditions of the Conditional Purchase Agreement first entered into by the Company and Horizon Investments on December 1, 2015 (the “Purchase Agreement”). Also on the Closing Date, the Company and Horizon Investments entered into an amended and restated Purchase Agreement, pursuant to which the Company agreed to provide for additional advances by Horizon Investments to the Company.

As consideration for the Horizon Acquisition, and in accordance with the Purchase Agreement, as amended, the Company issued 11,564,250 shares of its common stock on the Closing Date, which amount included 1,395,917 additional shares of common stock in consideration for the additional cash, receivables and other assets reflected on Horizon Investment's balance sheet on the Closing Date.

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

The following table summarizes the allocation of the purchase price to the net assets acquired:

Purchase price allocation
Cash and cash equivalents	$2,637,014
Certificate of deposit - restricted	686,355
Cost method investment – Horizon Energy Partners, LLC	688,000
Notes receivable – related party	1,500,000
Escrow deposits payable	(690,000)

Net assets acquired	$4,821,369

Consideration for net assets acquired
Fair value of common stock issued	$4,821,369

The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company as though the acquisition had occurred as of May 1, 2015. The pro forma amounts presented are not necessarily indicative of either the actual operation results had the acquisition transaction occurred as of May 1, 2015.

	Petro River Oil Corp. for the Year Ended April 30, 2016	Horizon I Investments, LLC for the Period from October 22, 2015 (Inception) through March 31, 2016	Pro Forma Combined For the Year Ended April 30, 2016
Revenues	$87,939	$-	$87,939
Net loss	$(11,989,758)	$(54,631)	$(12,044,389)
Net loss per common share - basic and diluted	$(2.58)	$(0.00)	$(0.76)
Weighted average number of common shares outstanding - basic and diluted	4,260,670	11,564,250	15,824,920

Divestiture of Grassy Creek Assets. Effective July 11, 2016, MegaWest Energy Missouri Corp (“MegaWest Missouri”) assigned its leaseholds covering approximately 320 acres in Grassy Creek, Missouri (the “Grassy Creek Assets”) to Paluca Petroleum, Inc. (“Paluca”) in furtherance of the Company’s corporate strategy to divest its legacy assets. Pursuant to the terms and conditions of the assignment, Paluca agreed to assume all liabilities associated with the Grassy Creek Assets and, as consideration for the assignment, granted MegaWest Missouri an overriding royalty equal to 4% of the value of all oil and gas assets produced and sold under the assigned lease.

Issuance of Options. On July 11, 2016, the Company granted 1,761,458 options to directors, management and consultants. The options have an exercise price of $1.38 per share, expire ten years from the grant date and vest over a 12 to 24 month period. The Company computed the fair value of the grant as of the date of grant utilizing a Black-Scholes option-pricing model using the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $1.76; exercise price of $1.38; expected volatility of 174%; and a discount rate of 1.53%. The grant date fair value of the award was $3,085,411.

The Company computed the fair value of the grant as of the date of grant utilizing a Black-Scholes option-pricing model using the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $1.76; exercise price of $1.38; expected volatility of 174%; and a discount rate of 1.53%. The grant date fair value of the award was $3,085,411.

18.	Supplemental Information on Oil and Gas Operations (Unaudited)

This supplementary oil and natural gas information is provided in accordance with the United States Financial Accounting Standards Board (“FASB”) Topic 932 - “Extractive Activities - Oil and Gas”.

The Company retains qualified independent reserves evaluators to evaluate the Company’s proved oil reserves. For the year ended April 30, 2016 and 2015, the report by Pinnacle Energy Services, LLC. (“Pinnacle”) covered 100% of the Company’s proved oil reserves.

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

The following tables summarize the Company’s proved developed and undeveloped reserves within the United States, net of royalties, as of April 30, 2016 and 2015:

Oil (MBbls)	2016	2015

Proved reserves as at May 1	508	-
Extensions, Acquisitions and discoveries		508
Dispositions	(301)	-
Production	(1)	-
Revisions of prior estimates	-	-
Total Proved reserves as at April 30	206	508

Oil (MBbls)	2016	2015

Proved developed producing	-	35
Non-producing	206	286
Proved undeveloped	-	187
Total Proved reserves as at April 30	206	508

Gas (MCFs)	2016	2015

Proved reserves as at May 1	868	-
Extensions, Acquisitions and discoveries		868
Dispositions	(537)	-
Production	-	-
Revisions of prior estimates	-	-
Total Proved reserves as at April 30	331	868

Gas (MCFs)	2016	2015

Proved developed producing	-	-
Non-producing	331	485
Proved undeveloped	-	383
Total Proved reserves as at April 30	331	868

Capitalized Costs Related to Oil and Gas Assets	2016	2015

Proved properties	$7,753,575	$8,062,394
Unproved properties	100,000	13,555,565
	7,853,575	21,617,959
Less: accumulated impairment	(6,975,349)	(5,960,948)
	$878,226	$15,657,011

Costs incurred in Oil and Gas Activities:	2016	2015

Development	$102,864	$8,701,100
Exploration	-	-
	$102,864	$8,701,100

The following standardized measure of discounted future net cash flows from proved oil reserves has been computed using the average first-day-of-the-month price during the previous 12-month period, costs as at the balance sheet date and year-end statutory income tax rates. A discount factor of 10% has been applied in determining the standardized measure of discounted future net cash flows. The Company does not believe that the standardized measure of discounted future net cash flows will be representative of actual future net cash flows and should not be considered to represent the fair value of the oil properties. Actual net cash flows will differ from the presented estimated future net cash flows due to several factors including:

●	Future production will include production not only from proved properties, but may also include production from probable and possible reserves;
●	Future production of oil and natural gas from proved properties may differ from reserves estimated;
●	Future production rates may vary from those estimated;
●	Future rather than average first-day-of-the-month prices during the previous 12-month period and costs as at the balance sheet date will apply;
●	Economic factors such as changes to interest rates, income tax rates, regulatory and fiscal environments and operating conditions cannot be determined with certainty;
●	Future estimated income taxes do not take into account the effects of future exploration expenditures; and
●	Future development and asset retirement obligations may differ from those estimated.

Future net revenues, development, production and restoration costs have been based upon the estimates referred to above. The following tables summarize the Company’s future net cash flows relating to proved oil reserves based on the standardized measure as prescribed in FASB ASC Topic 932 - “Extractive Activities - Oil and Gas”:

Future cash flows relating to proved reserves:	2016	2015
Future cash inflows	$9,588,000	$37,455,000
Future operating costs	(5,170,000)	(14,950,000)
Future development costs	(820,000)	(6,185,000)
Future income taxes	(680,000)	(2,385,000)
Future net cash flows	2,918,000	13,935,000
10% discount factor	(779,000)	(7,000,000)
Standardized measure	$2,139,000	$6,935,000

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table summarizes the principal sources of changes in standardized measure of discounted future estimated net cash flows at 10% per annum for the years ended April 30, 2016 and 2015:

	2016	2015
Standardized measure, beginning of year	$6,935,000	$-
Sales of oil produced, net of production costs	388,000	-
Net changes in sales and transfer prices and in production costs and production costs related to future production	(4,245,000)	-
Previously estimated development costs incurred during the period	-	-
Changes in future development costs	5,365,000	-
Revisions of previous quantity estimates due to prices and performance	(5,180,000)	-
Accretion of discount	214,000	(7,000,000)
Discoveries, net future production and development costs associated with these extensions and discoveries	-	13,935,000
Purchases and sales of minerals in place	-	-
Timing and other	(1,338,000)	-
Standardized measure, end of year	$2,139,000	$6,935,000

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO RIVER OIL CORP.

	By:	/s/ Scot Cohen
	Name:	Scot Cohen
	Title:	Executive Chairman

	By:	/s/ David Briones
	Name:	David Briones
	Title	Chief Financial Officer
Date: July 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scot Cohen	Executive Chairman and Director	July 29, 2016
Scot Cohen	(Principal Executive Officer)

/s/ David Briones	Chief Financial Officer	July 29, 2016
David Briones	(Principal Accounting Officer)

/s/ Glenn C. Pollack	Director	July 29, 2016
Glenn C. Pollack

/s/ John Wallace	Director	July 29, 2016
John Wallace

/s/ Fred Zeidman	Director	July 29, 2016
Fred Zeidman