Form 10-Q
period 2016-07-31
Petro River Oil Corp.
filed 2016-09-14
CIK 1172298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 13, 2016
Common Stock, $0.00001 par value per share	15,827,997 shares

-i-

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

 Petro River Oil Corp. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	As of
	July 31, 2016	April 30, 2016

Assets
Current Assets:
Cash and cash equivalents	$2,822,561	$774,751
Certificate of deposit - restricted	80,803	80,803
Accounts receivable – oil and gas	-	903
Accounts receivable - related party	2,664,931	4,829,693
Accrued interest on notes receivable - related party	311,912	170,653
Interest in real estate rights	2,370,471	2,820,402
Prepaid expenses and other current assets	91,834	24,967
Prepaid oil and gas asset development costs	174,280	844,131
Total Current Assets	8,516,792	9,546,303

Oil and gas assets, full cost method
Costs subject to amortization, net	785,016	778,226
Costs not being amortized, net	861,444	100,000
Property, plant and equipment, net of accumulated depreciation
of $308,414 and $308,223	2,150	2,341
Notes receivable - related party	20,795,129	17,848,000
Investment in Horizon Energy Partners	1,213,000	-
Other assets	28,132	53,778
Total Other Assets	23,684,871	18,782,345
Total Assets	$32,201,663	$28,328,648

Liabilities and Equity

Current Liabilities:
Accounts payable and accrued expenses	$166,972	$206,780
Deferred tax liability	2,689,126	2,501,209
Notes payable - related party	-	1,600,000
Asset retirement obligations, current portion	406,403	561,958
Total Current Liabilities	3,262,501	4,869,947

Long-term liabilities:
Asset retirement obligations, net of current portion	144,286	201,104
Total Long-term Liabilities	144,286	201,104

Total Liabilities	3,406,787	5,071,051

Commitments and contingencies

Equity:
Preferred shares - 5,000,000 authorized; par value $0.00001; 0 shares issued and outstanding	-	-
Preferred B shares - 29,500 authorized; par value $0.00001; 0 shares issued and outstanding	-	-
Common shares - 150,000,000 authorized; par value $0.00001; 15,827,997 and 4,263,748 issued and outstanding	158	43
Additional paid-in capital	45,652,554	38,849,655
Accumulated deficit	(28,956,829)	(27,643,419)
Total Petro River Oil Corp. Equity	16,695,883	11,206,279
Non-controlling interests	12,098,993	12,051,318
Total Equity	28,794,876	23,257,597
Total Liabilities and Equity	$32,201,663	$28,328,648

The accompanying notes are an integral part of these consolidated financial statements.

 Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months
	Ended
Operations	July 31, 2016	July 31, 2015
Revenues
Oil and natural gas sales	$-	$62,841
Total Revenues	-	62,841

Operating Expenses
Lease operating expenses	23,759	175,953
Depreciation, depletion and accretion	4,396	65,973
Amortization	-	30,113
Gain on sale of oil and gas assets	(216,580)	-
General and administrative	1,708,141	559,975
Total Operating Expenses	1,519,716	832,014

Operating Loss	(1,519,716)	(769,173)

Other Income
Interest income	141,259	883
Net gain on interest in real estate rights	300,639	-
Other Income	441,898	883

Net Loss Before Income Tax Provision	(1,077,818)	(768,290)

Income Tax Provision	187,917	-

Net Loss	(1,265,735)	(768,290)

Net Income (Loss) Attributable to Non-controlling Interest	47,675	(83,359)

Net Loss Attributable to Petro River Oil Corp. and Subsidiaries	$(1,313,410)	$(684,931)

Basic and Diluted Net Loss Per Common Share	$(0.09)	$(0.16)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	15,450,826	4,259,505

The accompanying notes are an integral part of these consolidated financial statements.

 Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months
	Ended
	July 31, 2016	July 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,265,735)	$(768,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,150,197	228,930
Depreciation, depletion and accretion	4,396	65,973
Amortization of intangibles	-	30,113
Gain on sale of oil and gas assets	(216,580)	-
Net gain on interest in real estate rights	(300,639)	-
Deferred tax liability	187,917	-
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	903	41,785
Accrued interest on notes receivable – related party	(141,259)	-
Prepaid expenses and other assets	(66,867)	1,338
Other assets	-	(3,619)
Accounts payable and accrued expenses	(39,806)	(115,233)
Net Cash Used in Operating Activities	(687,473)	(519,003)

Cash Flows From Investing Activities:
Proceeds from acquisition of Horizon Investments	3,364,817	-
Cash paid for investment in Horizon Energy Partners	(525,000)	-
Proceeds from interest in real estate rights	2,915,332	-
Capitalized expenditures on oil and gas assets	(6,790)	(7,283)
Cash received upon disposal of oil and gas assets	-	279,013
Prepaid oil and gas assets	(65,947)	-
Issuance of notes receivable – related party	(2,947,129)	-
Net Cash Provided by Investing Activities	2,735,283	271,730

Change in cash and cash equivalents	2,047,810	(247,273)

Cash and cash equivalents, beginning of period	774,751	1,010,543
Cash and cash equivalents, end of period	$2,822,561	$763,270

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$3,789	$14,482
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification from Prepaid oil and gas development costs to
Oil and gas assets not being amortized	$761,444	$-

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

Certain Transactions and Recent Developments

Spyglass Drilling Program.  On August 19, 2016, Spyglass Energy Group, LLC (“Spyglass”), a wholly owned subsidiary of Bandolier Energy, LLC (“Bandolier”), entered into a Joint Exploration and Development Agreement (the “Exploration Agreement”) between Spyglass, Phoenix 2016, LLC (“Phoenix”) and Mackey Consulting & Leasing, LLC (“Mackey”).  Pursuant to the Exploration Agreement, Phoenix and Mackey shall operate and provide certain services, including obtaining permits and providing technical services, at cost, in connection with a Phase I Development Program as agreed to by the parties (the “Phase I Program”).  Phoenix and Mackey shall earn a 25% working interest on all wells drilled in the Phase I Program.  Following success and completion of the Phase I Program, Phoenix and Mackey shall earn a 25% working interest in the Osage County, Oklahoma Concession held by Spyglass. Under the Exploration Agreement, Bandolier has agreed commit up to $2.1 million towards costs of the Phase I Program, at their sole discretion.

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

Upon execution of the Contribution Agreement, (i) the Company transferred its 50% membership interest in Bandolier (the “Bandolier Interest”), and cancelled all of its ownership interest in the then issued and outstanding MegaWest Shares, which prior to the MegaWest Transaction represented 100% ownership of MegaWest; and (ii) Fortis transferred certain indirect interests held in 30 condominium units and the rights to any profits and proceeds therefrom.  Immediately thereafter, MegaWest issued to the Company 58,510 MegaWest Shares, representing a 58.51% equity interest in MegaWest, as consideration for the assignment of the Bandolier Interest, and issued to Fortis 41,490 MegaWest Shares, representing a 41.49% equity interest in MegaWest, as consideration for the assets assigned to MegaWest by Fortis.  The account receivable and the Company’s interest in real estate reflected on the Company’s balance sheet are assets held by MegaWest, and are controlled by MegaWest’s board of directors, consisting of two members appointed by Fortis, and one by the Company. The relative composition of the board of directors of MegaWest shall continue as long as Fortis has an equity interest in MegaWest.

Subject to the terms and conditions of the Contribution Agreement, the Contribution Agreement provided for a redetermination of the fair market value of the Bandolier Interest at any time following the six month anniversary after the execution thereof (the “Redetermination”),  Upon a Redetermination, which has not occurred as of July 31, 2016, in the event there is a shortfall from the valuation ascribed to the Bandolier Interest at the time of the Redetermination, as compared to the value ascribed to the Bandolier Interest in the Contribution Agreement, the Company will be required to provide Fortis with a cash payment in an amount equal to the shortfall.  If the Company is unable to deliver to Fortis the cash payment required after the Redetermination, if any, the board of directors of MegaWest shall have the right to exercise certain remedies against the Company, including a right to foreclose on the Company’s entire equity in MegaWest, which equity interest has been pledged to Fortis under the terms of the Contribution Agreement.  In the event of foreclosure, the Bandolier Interest would revert back to the Company.

2.	Basis of Preparation

The accompanying unaudited interim consolidated financial statements are prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

These unaudited consolidated financial statements include the Company and the following subsidiaries:

Petro Spring, LLC, PO1, LLC, Petro River UK Limited, Horizon I Investments, LLC and MegaWest Energy USA Corp. and MegaWest Energy USA Corp.’s wholly owned subsidiaries:

MegaWest Energy Texas Corp.
MegaWest Energy Kentucky Corp.
MegaWest Energy Missouri Corp.
MegaWest Energy Montana Corp.

Also contained in the unaudited consolidated financial statements is the financial information of the Company’s 58.51% owned subsidiary, MegaWest, which pursuant to the Megawest Transaction includes the Company’s contribution of its 50% interest in Bandolier Energy LLC, as described in Note 4.

The unaudited consolidated financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended April 30, 2016 filed with the Securities and Exchange Commission (the “SEC”) on July 29, 2016. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the year ended April 30, 2016 has been omitted. The results of operations for the interim periods presented are not necessarily indicative of results for the entire year ending April 30, 2017.

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

(b)	Investments – Cost Method and Equity Method:

Investments held in stock of entities other than subsidiaries, namely corporate joint ventures and other non-controlled entities usually are accounted for by one of three methods: (i) the fair value method (addressed in Topic 320), (ii) the equity method (addressed in Topic 323), or (iii) the cost method (addressed in Subtopic 325-20). Pursuant to Paragraph 323-10-05-5, the equity method tends to be most appropriate if an investment enables the investor to influence the operating or financial policies of the investee. The cost basis is utilized for investments that are less than 20% owned, and the Company does not exercise significant influence over the operating and financial policies of the investee. Under the cost method, investments are held at historical cost,

(c)	Cash and Cash Equivalents:

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

As of July 31, 2016 and April 30, 2016, restricted cash consisted of a certificate of deposit in the amount of $80,803, with an annual interest rate of 0.5% and maturity date of March 13, 2017.

(d)	Receivables:

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

The allowance for doubtful accounts at July 31, 2016 and April 30, 2016 was $0.

(e)	Interest in Real Estate Rights:

Interest in real estate rights contributed by Fortis related to real properties that Fortis plans to sell within one year. Since these properties are contributed by Fortis, a related party, the rights are stated on balance sheet at the cost basis of Fortis.

(f)	Oil and Gas Operations:

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

The Company accounts for its unproven long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. For the three months ended July 31, 2016, the Company recorded no impairment on these properties.

Proved Oil and Gas Reserves: In accordance with Rule 4-10 of SEC Regulation S-X, proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. All of the Company’s oil and gas properties with proven reserves were impaired to the salvage value prior to the Bandolier transaction. The price used to establish economic producibility is the average price during the 12-month period preceding the end of the entity’s fiscal year and calculated as the un-weighted arithmetic average of the first-day-of-the-month price for each month within such 12-month period. For the three months ended July 31, 2016, the Company did not record an impairment on its properties.

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

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers which require significant judgment, as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expenses. There have been no material changes in the methodology used by the Company in calculating depletion, depreciation and amortization of oil and gas properties under the full cost method during the three months ended July 31, 2016 and 2015.

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

Income Tax Provision

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

As of July 31, 2016 and April 30, 2016, the Company recorded a deferred income tax liability of $2,689,126 and $2,501,209, respectively.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits for the reporting period ended July 31, 2016 or 2015.

(i)	Per Share Amounts:

Basic net income (loss) per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. For the three months ended July 31, 2016 and 2015, potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive.

The Company had the following common stock equivalents at July 31, 2016 and 2015:

	July 31, 2016	July 31, 2015
Stock Options	2,502,182	540,941
Stock Purchase Warrants	133,333	336,458
Total	2,635,515	877,399

(j)	Recent Accounting Pronouncements:

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

(k)	Subsequent Events:

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

4.	Business Acquisitions

On May 3, 2016 (the “Closing Date”), the Company consummated the acquisition of Horizon Investments (the “Horizon Acquisition”).  As a result of the acquisition, the Company acquired: (i) a 20% membership interest in Horizon Energy; (ii) three promissory notes issued by the Company to Horizon Investments in the principal amount of $1.6 million (the “Horizon Notes”); (iii) a restricted certificate of deposit; and (iv) certain bank, investment and other accounts maintained by Horizon Investments.  The Horizon Acquisition was completed in accordance with the term and conditions of the Conditional Purchase Agreement first entered into by the Company and Horizon Investments on December 1, 2015 (the “Purchase Agreement”). Also on the Closing Date, the Company and Horizon Investments entered into an amended and restated Purchase Agreement, pursuant to which the Company agreed to provide for additional advances by Horizon Investments to the Company.

As consideration for the Horizon Acquisition, and in accordance with the Purchase Agreement, as amended, the Company issued 11,564,250 shares of its common stock on the Closing Date, which amount included 1,395,916 additional shares of common stock in consideration for the additional cash, receivables and other assets reflected on Horizon Investment's balance sheet on the Closing Date.

The following table summarizes the allocation of the purchase price to the net assets acquired:

Purchase price allocation
Cash and cash equivalents	$3,364,817
Cost method investment – Horizon Energy Partners, LLC	688,000
Notes receivable – related party	1,600,000
Net assets acquired	$5,652,817

Consideration for net assets acquired
Fair value of common stock issued	$5,652,817

5.	Accounts Receivable – Related Party

As discussed in Note 1, on October 15, 2015, the Company entered into the Contribution Agreement with Fortis pursuant to which the Company and Fortis each agreed to assign certain assets to MegaWest in exchange for the MegaWest Shares.

Upon execution of the Contribution Agreement, Fortis transferred its interest in 30 condominium units and the right to any profits and proceeds therefrom. For the three months ended July 31, 2016, Fortis sold one condominium unit and MegaWest recorded a net gain on interest in real estate rights of $300,639. As of July 31, 2016, the Company had an accounts receivable – related party in the amount of $2,664,931 related to interest in real estate rights of condominium units sold.

6.	Notes Receivable – Related Party

During 2015 and 2016, the Company entered into seven promissory note agreements with Fortis. With total principal amounts of $20,795,129. The notes receivable bear interest at an annual rate of 3% and mature on December 31, 2017. As of July 31, 2016 and April 30, 2016, the outstanding balance of the notes receivable was $20,795,129 and $17,848,000, respectively.

7.	Interest in Real Estate Rights

As discussed in Note 5, MegaWest received an interest in real estate rights of 30 condominium units from Fortis pursuant to the Megawest Transaction.  For the quarter ended July 31, 2016, the Company recognized a net gain of $300,639 related to the sale of one condominium unit by Fortis.

The following table summarizes the activity for interest in real estate rights:

July 31, 2016
Balance at April 30, 2016	$2,820,402
Cost of sales - one condominium unit	(449,931)
Balance at July 31, 2016	$2,370,471

8	Oil and Gas Assets

The following table summarizes the oil and gas assets by project:

	Oklahoma	Larne Basin	Other (1)	Total
Balance May 1, 2015	$778,226	$-	$100,000	$878,226
Additions	6,790	761,444	-	768,234
Disposals	-	-	-	-
Depreciation, depletion and amortization	-	-	-	-
Impairment of oil and gas assets	-	-	-	-

Balance July 31, 2016	$785,016	$761,444	$100,000	$1,646,460

(1) Other property consists primarily of four used steam generators and related equipment that will be assigned to future projects. As of July 31, 2016, management concluded that impairment was not necessary as all other assets were carried at salvage value.

Kern County Project.  On March 4, 2016 (the "Closing Date"), the Company executed an Asset Purchase and Sale and Exploration Agreement (the "Agreement") to acquire a 13.75% working interest in certain oil and gas leases located in southern Kern County, California (the "Project"). Horizon Energy also purchased a 27.5% working interest in the Project.

Under the terms of the Agreement, the Company paid $108,333 to the sellers on the Closing Date, and is obligated to pay certain other costs and expenses after the Closing Date related to existing and new leases as more particularly set forth in the Agreement. Costs incurred to date for this property have aggregated to $174,280 as of July 31, 2016 and are recorded as prepaid oil and gas development costs on the consolidated balance sheet. In addition, the sellers are entitled to an overriding royalty interest in certain existing and new leases acquired after the Closing Date, and the Company is required to make certain other payments, each in amounts set forth in the Agreement.

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

Under the terms of the Farmout Agreement, Petro UK deposited approximately $735,000 into an escrow agreement ("Escrow Agreement"), which amount represented Petro UK's obligation to fund the total projected cost to drill the first well under the terms of the Farmout Agreement. The total deposited amount to fund the cost to drill the first well is approximately $6,159,452, based on an exchange rate of one British Pound for 1.44 U.S. Dollars. Petro UK was and will continue to be responsible for its pro-rata costs of additional wells drilled under the Farmout Agreement. Drilling of the first well was completed in June 2016 and was unsuccessful. The initial costs incurred by the Company were reclassified from prepaid oil and gas development costs to oil and gas assets not being amortized on the consolidated balance sheets.

Divestiture of Oklahoma Properties. During the three months ended July 31, 2015, the Company disposed of some of its interests in its Oklahoma oil and gas assets and received proceeds totaling $279,013. The proceeds were offset against the full cost pool, therefore no gain or loss was recognized.

9.	Intangible Assets

The Company recorded amortization expense of $0 and $20,293 for the three months ended July 31, 2016 and 2015, respectively, related to certain intangible assets which were acquired during 2015, but for which are no longer recorded by the Company as they were fully impaired during fiscal year 2016.

10.	Asset Retirement Obligations

The total future asset retirement obligation was estimated based on the Company’s ownership interest in all wells and facilities, the estimated legal obligations required to retire, dismantle, abandon and reclaim the wells and facilities and the estimated timing of such payments. The Company estimated the present value of its asset retirement obligations at both July 31, 2016 and April 30, 2016, based on a future undiscounted liability of $573,069 and $895,292, respectively. These costs are expected to be incurred within one to 24 years. A credit-adjusted risk-free discount rate of 10% and an inflation rate of 2% were used to calculate the present value.

Changes to the asset retirement obligation were as follows:

	July 31, 2016	April 30, 2016
Balance, beginning of period	$763,062	$918,430
Disposals	(216,580)	(207,827)
Accretion	4,207	52,459
	550,689	763,062
Less: Current portion for cash flows expected to be incurred within one year	(406,403)	(561,958)
Long-term portion, end of period	$144,286	$201,104

Expected timing of asset retirement obligations:

Year Ending April 30,
2017 (remainder of year)	$406,403
2018	-
2019	-
2020	-
2021	-
Thereafter	229,287
Subtotal	635,690
Effect of discount	(85,001)
Total	$550,689

11.	Related Party Transactions

Employment Agreements

On October 30, 2015, Mr. Stephen Brunner joined the Company as President.  Mr. Brunner has been tasked with making oil and gas related decisions and execute the Company’s growth strategy. Under the terms of the contract, Mr. Brunner receives a base $10,000 per month. Mr. Brunner was also granted 53,244 stock options. He also has the right to purchase an additional 1.75% of the Company’s common stock subject to shareholder approval on the increase of the current stock option plan and achieving pre-defined target objectives.

The Company computed the fair value of the grant as of the date of grant utilizing a Black-Scholes option-pricing model using the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $1.78; exercise price of $2.00; expected volatility of 171%; and a discount rate of 2.16%. The grant date fair value of the award was $89,525. For the three months ended July 31, 2016 and 2015, the Company expensed $6,101 and $0, respectively, to general and administrative expenses.

MegaWest Transaction

On October 15, 2015, the Company entered into a contribution agreement, with MegaWest and Fortis, a Delaware limited liability company, pursuant to which the Company and Fortis each agreed to contribute certain assets to MegaWest in exchange for shares of MegaWest common stock. See Note 1 above.

Accounts Receivable - Related Party

As discussed in Note 1 above, on October 15, 2015, the Company entered into the Contribution Agreement with MegaWest and Fortis pursuant to which the Company and Fortis each agreed to assign certain assets to MegaWest in exchange for the MegaWest Shares.

Upon execution of the Contribution Agreement, Fortis transferred certain indirect interests held in 30 condominium units and the rights to any profits and proceeds therefrom, with its basis of $15,544,382, to MegaWest. As of July 31, 2016 and April 30, 2016, the Company had an accounts receivable – related party in the amount of $2,664,931 and $4,829,693, respectively, which was due from Fortis for the profits belong to MegaWest, see Note 5 above.

Notes Receivable – Related Party

As discussed in Note 6, the Company entered into seven promissory note agreements with Fortis, with total principal amount of $20,795,129. The notes receivable bear interest at an annual interest rate of 3% and mature on December 31, 2017. For the three months ended July 31, 2016, the Company recorded $141,259 of interest income on the notes receivable. As of July 31, 2016 and April 30, 2016, the outstanding balance of the notes receivable was $20,795,129 and $17,848,000, respectively.

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

Upon the close of the Horizon transaction on May 3, 2016, the above notes were paid off.

12.	Equity

As of July 31, 2016 and April 30, 2016, the Company had 5,000,000 shares of blank check preferred stock authorized with a par value of $0.00001 per share. None of the blank check preferred shares were issued or outstanding.

As of July 31, 2016 and April 30, 2016, the Company had 29,500 shares of Series B Preferred Stock authorized with a par value of $0.00001 per share (“Series B Preferred”). No Series B Preferred shares are issued or outstanding.

As of July 31, 2016 and April 30, 2016, the Company had 150,000,000 shares of common stock authorized with a par value of $0.00001 per share. There were 15,827,921 and 4,263,671 shares of common stock issued and outstanding as of July 31, 2016 and April 30, 2016, respectively.

13.	Stock Options

The following table summarizes information about the options changes of options for the period from April 30, 2016 to July 31, 2016 and options outstanding and exercisable at July 31, 2016:

	Options	Weighted Average Exercise Prices

Outstanding April 30, 2016	743,050	$4.00
Exercisable – April 30, 2016	421,460	$3.41
Granted	1,761,458	$1.38
Exercised	-	-
Forfeited/Cancelled	(2,326)	-
Outstanding – July 31, 2016	2,502,182	$2.16
Exercisable – July 31, 2016	1,129,542	$2.22

Outstanding – Aggregate Intrinsic Value		$915,958
Exercisable – Aggregate Intrinsic Value		$334,657

For options issued during the three months ended July 31, 2016, the Company computed the fair value of the grant as of the date of grant utilizing a Black-Scholes option-pricing model using the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, range of $1.76 to $1.90; exercise price range of $1.38 to $3.39; expected volatility range of 170% to 175%; and a discount rate range of 1.43% to 1.46%.

The following table summarizes information about the options outstanding and exercisable at July 31, 2016:

	Options Outstanding		Options Exercisable
Exercise Price	Options	Weighted Avg. Life Remaining	Options
$1.38	1,761,458	9.95 years	643,572
$2.00	457,402	9.00 years	356,621
$2.87	65,334	9.00 years	29,611
$3.00	51,001	9.66 years	25,084
$3.39	24,000	9.64 years	10,000
$6.00	10,000	8.75 years	10,000
$12.00	132,987	7.68 years	54,654
	2,502,182		1,129,542
Aggregate Intrinsic Value	$915,958		$334,657

During the three months ended July 31, 2016 and 2015, the Company expensed $1,150,197 and $228,930 to general and administrative expense for stock-based compensation pursuant to employment and consulting agreements.

As of July 31, 2016, the Company has approximately $1,503,120 in unrecognized stock-based compensation expense, which will be amortized over a weighted average exercise period of approximately 4 years.

Warrants:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding and exercisable – April 30, 2016	133,333	$50.00	3.83
Forfeited	-	-	-
Granted	-	-	-
Outstanding and exercisable – July 31, 2016	133,333	$50.00	3.58

There were no changes to the Company’s warrants during the three months ended July 31, 2016. The aggregate intrinsic value of the outstanding warrants was $0.

14.	Non-Controlling Interest

For the three months ended July 31, 2016, the changes in the Company’s non–controlling interest were as follows:

	Bandolier	Fortis	Total
Non–controlling interest at April 30, 2016	$(731,060)	$12,782,378	$12,051,318
Non–controlling interest share of income (losses)	(57,702)	105,377	47,675
Non–controlling interest at July 31, 2016	$(788,762)	$12,887,755	$12,098,993

15.	Contingency and Contractual Obligations

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

On January 30, 2014 the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating CAD $759,000 (approximately USD $581,800 as of July 31, 2016). On October 20, 2014, the Company filed a summary judgment application stating that the landlord’s claim is barred as it was commenced outside the 2-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of CAD $665,000 (approximately USD $509,700 as of July 31, 2016). The applications were heard on June 25, 2015 and the court allowed both the Company’s summary judgment application and the landlord’s amendment application.  Both of these orders were appealed and the appeals were both dismissed by decision rendered April 1, 2016.  Both of these orders have been further appealed to the Court of Appeal of Alberta, and the appeals are scheduled to be heard on December 7, 2016.  The net effect of the orders which are presently under appeal is that it is the claim for loss of prospective rent which is to proceed.

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

On October 7, 2014, Spyglass, along with other defendants, filed a Motion to Dismiss the August 11, 2014 Amended Complaint on various procedural and legal grounds. Following the significant briefing, the Court, on March 31, 2016, granted the Motion to Dismiss as to all defendants and entered a judgment in favor of the defendants against the plaintiffs. On April 14, 2016, Spyglass with the other defendants, filed a Motion seeking its attorneys’ fees and costs. The motion remains pending. On April 28, 2016, the plaintiffs filed three motions: a Motion to Amend or Alter the Judgment; a Motion to Amend the Complaint; and a Motion to Vacate Order. All three Motions are pending as of the effective date of this response. There is no specific timeline by which the Court must render a ruling. Spyglass intends to continue to vigorously defend its interest in this matter.

 (d) MegaWest Energy Missouri Corp. (“MegaWest”), a wholly owned subsidiary of the Company, is involved in two cases related to oil leases in West Central, Missouri.  The first case (James Long and Jodeane Long v. MegaWest Energy Missouri and Petro River Oil Corp., case number 13B4-CV00019) is a case for unlawful detainer, pursuant to which the plaintiffs contend that MegaWest oil and gas lease has expired and MegaWest is unlawfully possessing the plaintiffs real property by asserting that the leases remain in effect.  The case was originally filed in Vernon County, Missouri on September 20, 2013.  MegaWest filed an Answer and Counterclaims on November 26, 2013 and the plaintiffs filed a motion to dismiss the counterclaims. MegaWest filed a motion for Change of Judge and Change of Venue and the case was transferred to Barton County.  The court granted the motion to dismiss the counterclaims on February 3, 2014.  As to the other allegations in the complaint, the matter is still pending.

MegaWest filed a second case on October 14, 2014 (MegaWest Energy Missouri Corp. v. James Long, Jodeane Long, and Arrow Mines LLC, case number 14VE-CV00599).  This case is pending in Vernon County, Missouri.  Although the two cases are separate, they are interrelated.  In the Vernon County case, MegaWest has made claims for: (1) replevin for personal property; (2) conversion of personal property; (3) breach of the covenant of quiet enjoyment regarding the lease; (4) constructive eviction of the lease; (5) breach of fiduciary obligation against James Long; (6) declaratory judgment that the oil and gas lease did not terminate; and (7) injunctive relief to enjoin the action pending in Barton County, Missouri.  The plaintiffs filed a motion to dismiss on November 4, 2014, and Arrow Mines, LLC filed a motion to dismiss on November 13, 2014.  Both motions remain pending, and MegaWest will file an opposition to the motions in the near future.

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

The following discussion of our financial condition and results of operations is based upon and should be read in conjunction with our consolidated financial statements and their related notes included in this Quarterly Report and our Annual Report on Form 10-K filed with the SEC on July 29, 2016 for the year ended April 30, 2016.

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

Recent Developments

On August 19, 2016, Spyglass Energy Group, LLC (“Spylgass”), a wholly owned subsidiary of Bandolier Energy, LLC (“Bandolier”), entered into a Joint Exploration and Development Agreement (the “Exploration Agreement”) between Spyglass, Phoenix 2016, LLC (“Phoenix”) and Mackey Consulting & Leasing, LLC (“Mackey”).  Pursuant to the Exploration Agreement, Phoenix and Mackey shall operate and provide certain services, including obtaining permits and providing technical services, at cost, in connection with a Phase I Development Program as agreed to by the parties (the “Phase I Program”).  Phoenix and Mackey shall earn a 25% working interest on all wells drilled in the Phase I Program.  Following success and completion of the Phase I Program, Phoenix and Mackey shall earn a 25% working interest in the Osage County, Oklahoma Concession held by Spyglass. Under the Exploration Agreement, Bandolier has agreed commit up to $2.1 million towards costs of the Phase I Program, at their sole discretion.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 3 to the annual consolidated financial statements for the year ended April 30, 2016 and 2015 on Form 10-K filed with the SEC on July 29, 2016 for the year ended April 30, 2016.

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

Interest in Real Estate Rights

Interest in real estate rights, previously identified as “Real estate - held for sale” in our unaudited consolidated balance sheets are related to real estate currently held by Fortis, who intends to sell these properties within the next 12 months. Fortis contributed profit realized from future sale of these properties to MegaWest, pursuant to the terms and conditions of the Contribution Agreement, as a part of the MegaWest Transaction. As we do not know the price at which the real estate will be sold, the rights are stated on the consolidated balance sheet for the year ended April 30, 2016 at the cost basis realized by Fortis.

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

NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

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

Results of Operations

Results of Operations for the Three Months Ended July 31, 2016 Compared to Three Months Ended July 31, 2015

Oil Sales

During the three months ended July 31, 2016, the Company recognized $0 in oil and gas sales compared to $62,841 for the three months ended July 31, 2015, consisting of $62,841 in oil sales and $0 in gas sales. The overall decrease in sales of $62,841 is primarily due to the decrease in operations and shut-in wells in light of the challenging oil price environment during the reporting period.  e Company is currently drilling four wells and re-completing certain existing wells, located in Osage County, Oklahoma.  Given current oil and gas prices, management does not anticipate deriving revenue from existing oil and gas assets in the short-term; provided, however, in the event oil and gas prices rise from current levels, or in the event current drilling activity and re-completions results in proven reserves that can be extracted profitably at current oil and gas prices, management anticipates the resumption of oil and gas sales, although no assurances can be given.

Lease Operating Expense

During the three months ended July 31, 2016, lease operating expense was $23,759, as compared to lease operating expense of $175,953 for the three months ended July 31, 2015. The overall decrease in lease operating expense of $152,194 is primarily attributable to management’s commitment to substantially reduce operating expense in light of the current challenging oil price environment.

General and Administrative Expense

General and administrative expense for the three months ended July 31, 2016 was $1,708,141, as compared to $559,975 for the three months ended July 31, 2015. The increase is primarily attributable to increases in salaries and benefits, professional fees and office and administrative expenses. These changes are outlined below:

	For the Three Months Ended	For the Three Months Ended
	July 31, 2016	July 31, 2015
Salaries and benefits	$1,215,197	$350,455
Professional fees	292,038	121,717
Office and administrative	200,906	87,803

	$1,708,141	$559,975

Salary and benefits include non-cash stock-based compensation of $1,150,197 for three months ended July 31, 2016 compared to $228,930 for the three months ended July 31, 2015. The increase in stock-based compensation of $921,267 from the prior comparable period is due to an increase in the number of option awards expensed during the current three-month period. General and administrative expenses also increased due to (i) significant increases in professional fees incurred during the implementation of the Company’s business plan; the hiring of Stephen Brunner in October 2015; as well as (iii) increased marketing and investor relations expenses. We also experienced higher legal expenses relating to transactional and other corporate activities during the three months ended July 31, 2016.

Interest Income

During the three months ended July 31, 2016, the Company recognized $141,259 in interest income compared to of $883 for the three months ended July 31, 2015. The income received in the 2016 period is attributable to $141,259 of interest income accrued on the related party notes receivable.

Net Gain on Interests in Real Estate Rights

During the three months ended July 31, 2016, the Company recognized $300,639 net gain on its interest in real estate rights compared to $0 for the three months ended July 31, 2015. The net gain on interest in real estate rights was due to the sale of a condominium unit by Fortis and the resulting profits which were assigned to MegaWest pursuant to the Contribution Agreement, less the book value recorded by MegaWest.

Liquidity and Capital Resources

At July 31, 2016, the Company had working capital of approximately $5.3 million, of which approximately $2.7 million and $2.4 million is attributable to an account receivable from a related party and the Company’s interest in certain real estate, respectively. The account receivable and the Company’s interest in real estate are assets held by MegaWest, the Company’s 58.51% owned subsidiary, and are controlled by MegaWest’s board of directors, consisting of two members appointed by Fortis, and one by the Company.  The relative composition of the board of directors of MegaWest shall continue as long as Fortis has an equity interest in MegaWest.

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

As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. In addition, the Company has a limited operating history.  At July 31, 2016, the Company had cash and cash equivalents of approximately $2.8 million. The Company’s primary source of operating funds since inception has been equity financings, as well as through the consummation of the Horizon Acquisition. While management believes that the current level of working capital is sufficient to maintain current operations as well as the planned added operations for the next 12 months, management intends to raise capital through debt and equity instruments in order to execute its business and operating plans. Management can provide no assurances that the Company will be successful in its capital raising efforts. In order to conserve capital, from time to time, management may defer certain development activity.

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

Operating Activities

During the three months ended July 31, 2016, operating activities used cash of $687,473, as compared to $519,003 used in operating activities during the three months ended July 31, 2015. The Company incurred a net loss during the three months ended July 31, 2016 of $1,265,735 as compared to a loss of $768,290 for the three months ended July 31, 2015. For three months ended July 31, 2016, the net loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and accretion of asset retirement obligation and the deferred tax liability. Cash provided by operations was also influenced by changes in accounts receivable, accrued interest on notes receivable, prepaid expenses and accounts payable and accrued expenses. For the three months ended July 31, 2015, the loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and amortization, and accretion of asset retirement obligation. Cash used in operations was also influenced by changes in accounts receivable, prepaid expenses and accounts payable and accrued expenses.

Investing Activities

Investing activities during the three months ended July 31, 2016 resulted in cash provided of $2,735,283, as compared to $271,730 during the three months ended July 31, 2015. During the three months ended July 31, 2016, the Company received proceeds of $3,364,817 upon the execution of the Horizon transaction. During the three months ended July 31, 2016, the Company invested an additional $525,000 in Horizon Energy Partners. During the three months ended July 31, 2016, the Company received proceeds of $2,915,332 from profits in its real estate rights. During the three months ended July 31, 2016, the Company incurred $6,790 of expenditures on oil and gas assets compared to $7,283 of expenditures on oil and gas assets during the three months ended July 31, 2015. During the three months ended July 31, 2016, the Company executed notes receivable agreements with related parties resulting in the outlay of $2,947,129. During the three months ended July 31, 2015, the Company received cash of $279,013 from the disposal of oil and gas assets and equipment.

Capitalization

The number of outstanding shares and the number of shares that could be issued if all common stock equivalents are converted to shares is as follows:

As of	July 31, 2016	July 31, 2015
Common shares	4,263,711	4,259,506
Stock Options	2,502,182	540,941
Stock Purchase Warrants	133,333	336,459
	6,899,226	5,136,906

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

A. Material Weaknesses

As discussed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, we identified material weaknesses in the design and operation of our internal controls. The material weaknesses are due to the limited number of employees, which impacts our ability to conduct a thorough internal review, and the Company’s reliance on external accounting personnel to prepare financial statements.

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

 PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

(a) In January 2010, the Company experienced a flood in its Calgary office premises as a result of a broken water pipe. There was significant damage to the premises rendering them unusable until the landlord had completed remediation. Pursuant to the lease contract, the Company asserted that rent should be abated during the remediation process and accordingly, the Company did not pay any rent after December 2009. During the remediation process, the Company engaged an independent environmental testing company to test for air quality and for the existence of other potentially hazardous conditions. The testing revealed the existence of potentially hazardous mold and the consultant provided specific written instructions for the effective remediation of the premises. During the remediation process, the landlord did not follow the consultant’s instructions and correct the potentially hazardous mold situation and subsequently in June 2010 gave notice and declared the premises to be ready for occupancy. The Company re-engaged the consultant to re-test the premises and the testing results again revealed the presence of potentially hazardous mold. The Company determined that the premises were not fit for re-occupancy and considered the landlord to be in default of the lease and the lease terminated. On January 30, 2014, the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating CAD $759,000 (approximately USD $581,800 as of July 31, 2016). On October 20, 2014, the Company filed a summary judgment application stating that the landlord’s claim is barred as it was commenced outside the 2-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of a CAD $665,000 (approximately USD $509,700 as of July 31, 2016). The applications were heard on June 25, 2015 and the court allowed both the Company’s summary judgment application and the landlord’s amendment application.  Both of these orders were appealed and the appeals were both dismissed by decision rendered April 1, 2016.  Both of these orders have been further appealed to the Court of Appeal of Alberta, and the appeals are scheduled to be heard on December 7, 2016.  The net effect of the orders which are presently under appeal is that it is the claim for loss of prospective rent which is to proceed.

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

(d) MegaWest Energy Missouri Corp. (“MegaWest Missouri”), a wholly owned subsidiary of the Company, was previously involved in two cases related to oil leases in West Central, Missouri. The first case (James Long and Jodeane Long v. MegaWest Energy Missouri and Petro River Oil Corp., case number 13B4- CV00019) was a case for unlawful detainer, pursuant to which the plaintiffs contended that a MegaWest Missouri oil and gas lease had expired and MegaWest Missouri was unlawfully possessing the plaintiffs’ real property by asserting that the leases remained in effect. MegaWest Missouri filed a second case on October 14, 2014 (MegaWest Energy Missouri Corp. v. James Long, Jodeane Long, and Arrow Mines LLC, case number 14VE-CV00599). This case was pending in Vernon County, Missouri. Although the two cases were separate, they were interrelated. In the Vernon County case, MegaWest Missouri made claims for: (1) replevin for personal property; (2) conversion of personal property; (3) breach of the covenant of quiet enjoyment regarding the lease; (4) constructive eviction of the lease; (5) breach of fiduciary obligation against James Long; (6) declaratory judgment that the oil and gas lease did not terminate; and (7) injunctive relief to enjoin the action pending in Barton County, Missouri. On September 21, 2015, the parties entered into a Settlement and Release Agreement for both cases. The parties agreed to release their claims and dismiss their lawsuits with prejudice. MegaWest Missouri released its claims to certain leases and the plaintiff purchased certain personal property from MegaWest Missouri. The matters have been completely resolved, and the cases dismissed.

(e) The Company is from time to time involved in legal proceedings in the ordinary course of business. It does not believe that any of these claims and proceedings against it is likely to have, individually or in the aggregate, a material adverse effect on its financial condition or results of operations.

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended April 30, 2016, filed on July 29, 2016. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of July 31, 2016, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a) There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b) There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during the quarter ended July 31, 2016.

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

Date: September 14, 2016