Form 10-Q
period 2016-10-31
Petro River Oil Corp.
filed 2016-12-14
CIK 1172298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 14, 2016
Common Stock, $0.00001 par value per share	15,827,997 shares

-i-

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

 Petro River Oil Corp. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	As of
	October 31, 2016	April 30, 2016

Assets
Current Assets:
Cash and cash equivalents	$1,986,698	$774,751
Certificate of deposit - restricted	80,803	80,803
Accounts receivable – oil and gas	-	903
Accounts receivable - related party	2,743,828	4,829,693
Accrued interest on notes receivable - related party	469,419	170,653
Interest in real estate rights	1,888,565	2,820,402
Prepaid expenses and other current assets	38,980	24,967
Prepaid oil and gas asset development costs	419,535	844,131
Total Current Assets	7,627,828	9,546,303

Oil and gas assets, full cost method
Costs subject to amortization, net	1,072,866	778,226
Costs not being amortized, net	861,444	100,000
Property, plant and equipment, net of accumulated depreciation
of $183,761 and $308,223, respectively	1,961	2,341
Notes receivable - related party	21,590,803	17,848,000
Investment in Horizon Energy Partners	1,213,000	-
Other assets	28,132	53,778
Total Other Assets	24,768,206	18,782,345
Total Assets	$32,396,034	$28,328,648

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$108,537	$206,780
Deferred tax liability	2,922,358	2,501,209
Notes payable - related party	-	1,600,000
Asset retirement obligations, current portion	406,403	561,958
Total Current Liabilities	3,437,298	4,869,947

Long-term liabilities:
Asset retirement obligations, net of current portion	146,868	201,104
Total Long-term Liabilities	146,868	201,104

Total Liabilities	3,584,166	5,071,051

Commitments and contingencies

Equity:
Preferred shares - 5,000,000 authorized; par value $0.00001; 0 shares issued and outstanding	-	-
Preferred B shares - 29,500 authorized; par value $0.00001; 0 shares issued and outstanding	-	-
Common shares - 150,000,000 authorized; par value $0.00001; 15,827,921 and 4,263,748 shares issued and outstanding, respectively	158	43
Additional paid-in capital	46,017,814	38,849,655
Accumulated deficit	(29,568,931)	(27,643,419)
Total Petro River Oil Corp. Equity	16,449,041	11,206,279
Non-controlling interests	12,362,827	12,051,318
Total Equity	28,811,868	23,257,597
Total Liabilities and Equity	$32,396,034	$28,328,648

The accompanying notes are an integral part of these consolidated financial statements.

 Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2016	2015	2016	2015

Revenues
Oil and natural gas sales	$-	$-	$-	$62,841
Total Revenues	-	-	-	62,841

Operating Expenses
Lease operating expenses	8,365	84,035	32,124	259,988
Depreciation, depletion and accretion	2,772	39,777	7,168	105,750
Amortization of intangibles	-	30,113	-	60,226
Gain on sale of equipment	-	(5,519)	-	(5,519)
Gain on sale of oil and gas assets	-	-	(216,580)	-
General and administrative	830,071	1,418,386	2,538,212	1,978,361
Total Operating Expenses	841,208	1,566,792	2,360,924	2,398,806

Operating Loss	(841,208)	(1,566,792)	(2,360,924)	(2,335,965)

Other Income (Expense)
Interest income (expense) - net	157,507	(101)	298,766	782
Net gain on real estate rights	392,665	7,860,738	693,304	7,860,738
Other Income	550,172	7,860,637	992,070	7,861,520

Net (Loss) Income Before Income Tax Provision	(291,036)	6,293,845	(1,368,854)	5,525,555

Income Tax Provision	233,232	-	421,149	-

Net (Loss) Income	(524,268)	6,293,845	(1,790,003)	5,525,555

Net Income Attributable to Non-controlling Interest	87,834	3,125,489	135,509	3,042,130

Net (Loss) Income Attributable to Petro River Oil Corp. and Subsidiaries	$(612,102)	$3,168,356	$(1,925,512)	$2,483,425

Basic and Diluted Net (Loss) Income Per Common Share	$(0.04)	$0.74	$(0.12)	$0.58

Weighted average number of common shares outstanding - Basic and diluted	15,827,921	4,259,505	15,639,373	4,259,505

The accompanying notes are an integral part of these consolidated financial statements.

 Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months
	Ended
	October 31, 2016	October 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,790,003)	$5,525,555
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	1,515,457	1,402,910
Depreciation, depletion and accretion	7,168	105,750
Amortization of intangibles	-	60,226
Gain on sale of oil and gas assets	(216,580)	-
Gain on sale of equipment	-	(5,519)
Net gain on interest in real estate rights	(693,304)	(7,860,738)
Deferred tax liability	421,149	-
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	903	40,882
Accrued interest on notes receivable – related party	(298,766)	-
Prepaid expenses and other assets	(14,013)	4,042
Accounts payable and accrued expenses	(98,242)	(89,036)
Net Cash Used in Operating Activities	(1,166,231)	(815,928)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from acquisition of Horizon Investments	3,364,817	-
Cash paid for cost method investment	(525,000)	-
Proceeds from the sale of interest in real estate rights	3,711,006	-
Capitalized expenditures on oil and gas assets	(294,640)	(7,283)
Cash received upon disposal of oil and gas assets	-	279,013
Proceeds from the sale of equipment	-	60,000
Payments on deposit	-	(210)
Prepaid oil and gas assets	(311,202)	-
Issuance of notes receivable – related party	(3,742,803)	-
Net Cash Provided by Investing Activities	2,202,178	331,520

CASH FLOW FROM FINANCING ACTIVITIES:
Cash received from non-controlling interest contributions	176,000	-
Net Cash Provided by Financing Activities	176,000	-

Change in cash and cash equivalents	1,211,947	(484,408)

Cash and cash equivalents, beginning of period	774,751	1,010,543
Cash and cash equivalents, end of period	$1,986,698	$526,135

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$3,789	$14,482
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification from prepaid oil and gas development costs to
oil and gas assets not being amortized	$761,444	$-
Real estate contributed by non-controlling interest	$-	$15,544,382
Accounts receivable for deposit received on real estate sales in escrow	$-	$888,375

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

Certain Transactions and Recent Developments

Reverse Stock Split. At its Annual Meeting held on September 20, 2016, the Company’s shareholders approved a resolution to authorize the Company’s Board of Directors, in its sole and absolute discretion, to amend the Company’s Certificate of Incorporation to implement a reverse stock split of our common stock, at a ratio of not less than 1-for-2, and not greater than 1-for-10 (“Reverse Split”), within one year from the date of the Annual Meeting, with the exact ratio to be determined by the Board of Directors. The Board of Directors has not determined the ratio, and does not currently intend to execute the Reverse Split until such time as the Company lists its shares of Common Stock on the NASDAQ Stock Market.

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

MegaWest Transaction.  On October 15, 2015, the Company entered into a contribution agreement (the “Contribution Agreement”) with MegaWest Energy Kansas Corporation (“MegaWest”), and Fortis Property Group, LLC, a Delaware limited liability company (“Fortis”), pursuant to which the Company and Fortis each agreed to contribute certain assets to MegaWest in exchange for shares of MegaWest common stock (“MegaWest Shares”) (the “MegaWest Transaction”).

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

Subject to the terms and conditions of the Contribution Agreement, the Contribution Agreement provided for a redetermination of the fair market value of the Bandolier Interest at any time following the six month anniversary after the execution thereof (the “Redetermination”),  Upon a Redetermination, which has not occurred as of December 14, 2016, in the event there is a shortfall from the valuation ascribed to the Bandolier Interest at the time of the Redetermination, as compared to the value ascribed to the Bandolier Interest in the Contribution Agreement, the Company will be required to provide Fortis with a cash payment in an amount equal to the shortfall.  If the Company is unable to deliver to Fortis the cash payment required after the Redetermination, if any, the board of directors of MegaWest shall have the right to exercise certain remedies against the Company, including a right to foreclose on the Company’s entire equity in MegaWest, which equity interest has been pledged to Fortis under the terms of the Contribution Agreement.  In the event of foreclosure, the Bandolier Interest would revert back to the Company.

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

These unaudited consolidated financial statements include the Company and the following subsidiaries:

Petro Spring, LLC, PO1, LLC, Petro River UK Limited, Horizon I Investments, LLC and MegaWest Energy USA Corp. and MegaWest Energy USA Corp.’s wholly owned subsidiaries:

MegaWest Energy Texas Corp.
MegaWest Energy Kentucky Corp.
MegaWest Energy Missouri Corp.
MegaWest Energy Montana Corp.

Also contained in the unaudited consolidated financial statements is the financial information of the Company’s 58.51% owned subsidiary, MegaWest, which pursuant to the Megawest Transaction includes the Company’s contribution of its 50% interest in Bandolier Energy LLC.

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

As of October 31, 2016 and April 30, 2016, restricted cash consisted of a certificate of deposit in the amount of $80,803, with an annual interest rate of 0.5% and maturity date of March 13, 2017.

(c)	Receivables:

Pursuant to FASB ASC paragraph 310-10-35-47, receivables that management has the intent and ability to hold for the foreseeable future shall be reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts. The Company follows FASB ASC paragraphs 310-10-35-7 through 310-10-35-10 to estimate the allowance for doubtful accounts. Pursuant to FASB ASC paragraph 310-10-35-9, losses from uncollectible receivables shall be accrued when both of the following conditions are met: (a) Information available before the financial statements are issued or are available to be issued (as discussed in Section 855-10-25) indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) The amount of the loss can be reasonably estimated. These conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, an accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews individually each receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses, if any.

Pursuant to FASB ASC paragraph 310-10-35-41, Credit losses for receivables (uncollectible receivables), which may be for all or part of a particular receivable, shall be deducted from the allowance. The related receivable balance shall be charged off in the period in which the receivables are deemed uncollectible. Recoveries of receivables previously charged off shall be recorded when received. The Company charges off its account receivables against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The allowance for doubtful accounts at October 31, 2016 and April 30, 2016 was $0.

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

The Company accounts for its unproven long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. For the six months ended October 31, 2016, the Company evaluated and  recorded no impairment on these properties.

Proved Oil and Gas Reserves: In accordance with Rule 4-10 of SEC Regulation S-X, proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. All of the Company’s oil and gas properties with proven reserves were impaired to the salvage value prior to the Bandolier transaction. The price used to establish economic producibility is the average price during the 12-month period preceding the end of the entity’s fiscal year and calculated as the un-weighted arithmetic average of the first-day-of-the-month price for each month within such 12-month period. For the six months ended October 31, 2016, the Company did not record an impairment on its properties.

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

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers which require significant judgment, as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expenses. There have been no material changes in the methodology used by the Company in calculating depletion, depreciation and amortization of oil and gas properties under the full cost method during the six months ended October 31, 2016 and 2015.

(f)	Investments – Cost Method and Equity Method:

Investments held in stock of entities other than subsidiaries, namely corporate joint ventures and other non-controlled entities usually are accounted for by one of three methods: (i) the fair value method (addressed in Topic 320), (ii) the equity method (addressed in Topic 323), or (iii) the cost method (addressed in Subtopic 325-20). Pursuant to Paragraph 323-10-05-5, the equity method tends to be most appropriate if an investment enables the investor to influence the operating or financial policies of the investee. The cost basis is utilized for investments that are less than 20% owned, and the Company does not exercise significant influence over the operating and financial policies of the investee. Under the cost method, investments are held at historical cost.

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

The Company determines the fair value of the stock–based payments to non-employees as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits for the reporting periods ended October 31, 2016 and 2015.

(i)	Per Share Amounts:

Basic net income (loss) per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. For the three and six months ended October 31, 2016 and 2015, potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive.

The Company had the following common stock equivalents at October 31, 2016 and 2015:

	October 31, 2016	October 31, 2015
Stock Options	2,507,182	598,352
Stock Purchase Warrants	133,333	336,458
Total	2,640,515	934,810

(j)	Recent Accounting Pronouncements:

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements.

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

Upon execution of the Contribution Agreement, Fortis transferred its interest in 30 condominium units and the right to any profits and proceeds therefrom. For the three months ended October 31, 2016 and 2015, Fortis sold one and eighteen condominium units, respectively, and MegaWest recorded a net gain on interest in real estate rights of $392,665 and $7,860,738, respectively. For the six months ended October 31, 2016 and 2015, Fortis sold two and eighteen condominium units, respectively, and MegaWest recorded a net gain on interest in real estate rights of $693,304 and $7,860,738, respectively. As of October 31, 2016, the Company had an accounts receivable – related party in the amount of $2,743,828 related to interest in real estate rights of condominium units sold.

6.	Notes Receivable – Related Party

During 2015 and 2016, the Company entered into eight promissory note agreements with Fortis. With total principal amounts of $21,590,803. The notes receivable bear interest at an annual rate of 3% and mature on December 31, 2017. As of October 31, 2016 and April 30, 2016, the outstanding balance of the notes receivable was $21,590,803 and $17,848,000, respectively.

7.	Interest in Real Estate Rights

As discussed in Note 5, MegaWest received an interest in real estate rights of 30 condominium units from Fortis pursuant to the Megawest Transaction.  For the six months ended October 31, 2016, the Company recognized a net gain of $693,304 related to the sale of two condominium units by Fortis.

The following table summarizes the activity for interest in real estate rights:

October 31, 2016
Balance at April 30, 2016	$2,820,402
Cost of sales - two condominium units	931,837
Balance at October 31, 2016	$1,888,565

8.	Oil and Gas Assets

The following table summarizes the oil and gas assets by project:

	Oklahoma	Larne Basin	Other (1)	Total
Balance May 1, 2016	$778,226	$-	$100,000	$878,226
Additions	294,640	761,444	-	1,056,084
Disposals	-	-	-	-
Depreciation, depletion and amortization	-	-	-	-
Impairment of oil and gas assets	-	-	-	-

Balance October 31, 2016	$1,072,866	$761,444	$100,000	$1,934,310

(1) Other property consists primarily of four used steam generators and related equipment that will be assigned to future projects. As of October 31, 2016, management concluded that impairment was not necessary as all other assets were carried at salvage value.

Kern County Project.  On March 4, 2016, the Company executed an Asset Purchase and Sale and Exploration Agreement (the "Agreement") to acquire a 13.75% working interest in certain oil and gas leases located in southern Kern County, California (the "Project"). Horizon Energy also purchased a 27.5% working interest in the Project.

Under the terms of the Agreement, the Company paid $108,333 to the sellers on the closing date, and is obligated to pay certain other costs and expenses after the closing date related to existing and new leases as more particularly set forth in the Agreement. Costs incurred to date for this property have aggregated to $419,535 as of October 31, 2016 and are recorded as prepaid oil and gas development costs on the consolidated balance sheet. In addition, the sellers are entitled to an overriding royalty interest in certain existing and new leases acquired after the closing date, and the Company is required to make certain other payments, each in amounts set forth in the Agreement.

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

Divestiture of Missouri Properties. During the six months ended October 31, 2016, the Company assigned its leaseholds covering approximately 320 acres in Missouri to third party in furtherance of the Company’s corporate strategy to divest its legacy assets. In conjunction with the assignment, the Company recorded a gain of $216,850.

Divestiture of Oklahoma Properties. During the six months ended October 31, 2015, the Company disposed of some of its interests in its Oklahoma oil and gas assets and received proceeds totaling $279,013. The proceeds were offset against the full cost pool, therefore no gain or loss was recognized.

9.	Intangible Assets

The Company recorded amortization expense of $0 and $30,113 for the three months ended October 31, 2016 and 2015, respectively, and recorded amortization expense of $0 and $60,226 for the six months ended October 31, 2016 and 2015, respectively, related to certain intangible assets which were acquired during 2015, but for which are no longer recorded by the Company as they were fully impaired during fiscal year 2016.

10.	Asset Retirement Obligations

The total future asset retirement obligation was estimated based on the Company’s ownership interest in all wells and facilities, the estimated legal obligations required to retire, dismantle, abandon and reclaim the wells and facilities and the estimated timing of such payments. The Company estimated the present value of its asset retirement obligations at both October 31, 2016 and April 30, 2016, based on a future undiscounted liability of $636,989 and $956,612, respectively. These costs are expected to be incurred within one to 24 years. A credit-adjusted risk-free discount rate of 10% and an inflation rate of 2% were used to calculate the present value.

Changes to the asset retirement obligation were as follows:

	October 31, 2016	April 30, 2016
Balance, beginning of period	$763,062	$918,430
Disposals	(216,580)	(207,827)
Accretion	6,789	52,459
	553,271	763,062
Less: Current portion for cash flows expected to be incurred within one year	(406,403)	(561,958)
Long-term portion, end of period	$146,868	$201,104

Expected timing of asset retirement obligations:

Year Ending April 30,
2017 (remainder of year)	$406,403
2018	-
2019	-
2020	-
2021	-
Thereafter	230,586
Subtotal	636,989
Effect of discount	(83,718)
Total	$553,271

11.	Related Party Transactions

Employment Agreements

On October 30, 2015, Mr. Stephen Brunner joined the Company as President.  Mr. Brunner has been tasked with making oil and gas related decisions and executing the Company’s growth strategy. Under the terms of the contract, Mr. Brunner receives a base $10,000 per month. Mr. Brunner was also granted 53,244 stock options. He also has the right to purchase an additional 1.75% of the Company’s common stock subject to shareholder approval on the increase of the current stock option plan and achieving pre-defined target objectives.

The Company computed the fair value of the grant as of the date of grant utilizing a Black-Scholes option-pricing model using the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $1.78; exercise price of $2.00; expected volatility of 171%; and a discount rate of 2.16%. The grant date fair value of the award was $89,525. For the three months ended October 31, 2016 and 2015, the Company expensed $6,101 and $0, respectively, to general and administrative expenses. For the six months ended October 31, 2016 and 2015, the Company expensed $12,202 and $0, respectively, to general and administrative expenses.

MegaWest Transaction

On October 15, 2015, the Company entered into a contribution agreement with MegaWest and Fortis, pursuant to which the Company and Fortis each agreed to contribute certain assets to MegaWest in exchange for shares of MegaWest common stock. See Note 1 above.

Accounts Receivable - Related Party

As discussed in Note 1 above, on October 15, 2015, the Company entered into the Contribution Agreement with MegaWest and Fortis pursuant to which the Company and Fortis each agreed to assign certain assets to MegaWest in exchange for the MegaWest Shares.

Upon execution of the Contribution Agreement, Fortis transferred certain indirect interests held in 30 condominium units and the rights to any profits and proceeds therefrom, with its basis of $15,544,382, to MegaWest. As of October 31, 2016 and April 30, 2016, the Company had an accounts receivable – related party in the amount of $2,743,828 and $4,829,693, respectively, which was due from Fortis for the profits belonging to MegaWest, see Note 5 above.

Notes Receivable – Related Party

As discussed in Note 6, the Company entered into eight promissory note agreements with Fortis, with total principal amount of $21,590,803 as of October 31, 2016. The notes receivable bear interest at an annual interest rate of 3% and mature on December 31, 2017. For the three and six months ended October 31, 2016, the Company recorded $157,507 and $298,766 of interest income on the notes receivable. As of October 31, 2016 and April 30, 2016, the outstanding balance of the notes receivable was $21,590,803 and $17,848,000, respectively.

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

As of October 31, 2016 and April 30, 2016, the Company had 5,000,000 shares of blank check preferred stock authorized with a par value of $0.00001 per share. None of the blank check preferred shares were issued or outstanding.

As of October 31, 2016 and April 30, 2016, the Company had 29,500 shares of Series B Preferred Stock authorized with a par value of $0.00001 per share (“Series B Preferred”). No Series B Preferred shares are issued or outstanding.

As of October 31, 2016 and April 30, 2016, the Company had 150,000,000 shares of common stock authorized with a par value of $0.00001 per share. During the six months ended October 31, 2016, the Company issued 11,564,250 related to the Horizon Acquisition as discussed in Note 4. There were 15,827,921 and 4,263,671 shares of common stock issued and outstanding as of October 31, 2016 and April 30, 2016, respectively.

13.	Stock Options

The following table summarizes information about the options changes of options for the period from April 30, 2016 to October 31, 2016 and options outstanding and exercisable at October 31, 2016:

	Options	Weighted Average Exercise Prices

Outstanding April 30, 2016	743,050	$4.00
Exercisable – April 30, 2016	421,460	$3.41
Granted	1,766,458	1.38
Exercised	-	-
Forfeited/Cancelled	(2,326)	-
Outstanding – October 31, 2016	2,507,182	$2.16
Exercisable – October 31, 2016	1,394,895	$2.22

Outstanding – Aggregate Intrinsic Value		$-
Exercisable – Aggregate Intrinsic Value		$-

During the six months ended October 31, 2016, the Company issued 1,766,458 options to employees and consultants.  The fair value of the grant was computed as of the date of grant utilizing a Black-Scholes option-pricing model using the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, range of $1.30 to $1.90; exercise price range of $1.38 to $3.39; expected volatility range of 170% to 187%; and a discount rate range of 1.43% to 1.84%.

The following table summarizes information about the options outstanding and exercisable at October 31, 2016:

	Options Outstanding		Options Exercisable
Exercise Price	Options	Weighted Avg. Life Remaining	Options
$1.38	1,761,458	9.70 years	856,716
$1.98	5,000	9.76 years	1,250
$2.00	457,402	8.75 years	375,164
$2.87	65,334	8.75 years	45,611
$3.00	51,001	9.41 years	35,500
$3.39	24,000	9.39 years	16,000
$6.00	10,000	8.50 years	10,000
$12.00	132,987	7.23 years	54,654
	2,507,182		1,394,895
Aggregate Intrinsic Value	$-		$-

During the three months ended October 31, 2016 and 2015, the Company expensed approximately $365,000 and $1,174,000 to general and administrative expense for stock-based compensation pursuant to employment and consulting agreements. During the six months ended October 31, 2016 and 2015, the Company expensed approximately $1,515,000 and $1,403,000 to general and administrative expense for stock-based compensation pursuant to employment and consulting agreements.

As of October 31, 2016, the Company has approximately $1,193,000 in unrecognized stock-based compensation expense, which will be amortized over a weighted average exercise period of approximately 3.7 years.

Warrants:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding and exercisable – April 30, 2016	133,333	$50.00	3.83
Forfeited	-	-	-
Granted	-	-	-
Outstanding and exercisable – October 31, 2016	133,333	$50.00	3.28

There were no changes to the Company’s warrants during the six months ended October 31, 2016. The aggregate intrinsic value of the outstanding warrants was $0.

14.	Non-Controlling Interest

For the six months ended October 31, 2016, the changes in the Company’s non–controlling interest were as follows:

	Bandolier	Fortis	Total
Non–controlling interest at April 30, 2016	$(731,060)	$12,782,378	$12,051,318
Contribution of cash by non-controlling interest holders	176,000	-	176,000
Non–controlling interest share of income (losses)	(100,655)	236,164	135,509
Non–controlling interest at October 31, 2016	$(655,715)	$13,018,542	$12,362,827

During the six months ended October 31, 2016, Bandolier received cash contributions totaling $659,163 resulting from a mandatory capital call to its members. On August 8, 2016, Bandolier’s Board of Managers approved a capital call of $1,250,000 due January 31, 2017 to fund certain re-completions and test wells to be drilled in Osage County. MegaWest Kansas' portion of the capital call is $625,000, of which it has funded $483,163 and $141,837 is due on or prior to January 31, 2017. Pearsonia West's portion of the capital call is $550,000, of which it has funded $176,000 and $374,000 is due on or prior to January 31, 2017. Ranger Station has elected not to fund its capital call amount of $75,000. As a result, Ranger Station has forfeited its 6% interest in Bandolier and such interest has been allocated pro rata between MegaWest Kansas and Pearsonia West as of October 31, 2016.

15.	Contingency and Contractual Obligations

(a) In January 2010, the Company experienced a flood in its Calgary office premises as a result of a broken water pipe. There was significant damage to the premises rendering them unusable until the landlord had completed remediation. Pursuant to the lease contract, the Company asserted that rent should be abated during the remediation process and accordingly, the Company did not pay any rent after December 2009. During the remediation process, the Company engaged an independent environmental testing company to test for air quality and for the existence of other potentially hazardous conditions. The testing revealed the existence of potentially hazardous mold and the consultant provided specific written instructions for the effective remediation of the premises. During the remediation process, the landlord did not follow the consultant’s instructions and correct the potentially hazardous mold situation and subsequently in June 2010 gave notice and declared the premises to be ready for occupancy. The Company re-engaged the consultant to re-test the premises and the testing results again revealed the presence of potentially hazardous mold. The Company determined that the premises were not fit for re-occupancy and considered the landlord to be in default of the lease. The Landlord subsequently terminated terminated the lease.

On January 30, 2014 the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating CAD $759,000 (approximately USD $578,000 as of December 13, 2016). The Company filed a defence and on October 20, 2014, it filed a summary judgment application stating that the landlord’s claim is barred as it was commenced outside the 2-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of CAD $665,000 (approximately USD $506,000 as of December 13, 2016). The applications were heard on June 25, 2015 and the court allowed both the Company’s summary judgment application and the landlord’s amendment application.  Both of these orders were appealed though two levels of the Alberta courts and the appeals were dismissed at both levels. The net effect is that the landlord's claim for loss of prospective rent is to proceed.

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

(c) On August 11, 2014, Martha Donelson and John Friend amended their complaint in an existing lawsuit by filing a class action complaint styled: Martha Donelson and John Friend, et al. v. United States of America, Department of the Interior, Bureau of Indian Affairs and Devon Energy Production, LP, et al., Case No. 14-CV-316-JHP-TLW, United States District Court for the Northern District of Oklahoma (the “Proceeding”).  The plaintiffs added as defendants twenty-seven (27) specifically named operators, including Spyglass, as well as all Osage County lessees and operators who have obtained a concession agreement, lease or drilling permit approved by the Bureau of Indian Affairs (“BIA”) in Osage County allegedly in violation of National Environmental Policy Act (“NEPA”).  Plaintiffs seek a declaratory judgment that the BIA improperly approved oil and gas leases, concession agreements and drilling permits prior to August 12, 2014, without satisfying the BIA’s obligations under federal regulations or NEPA, and seek a determination that such oil and gas leases, concession agreements and drilling permits are void ab initio.  Plaintiffs are seeking damages against the defendants for alleged nuisance, trespass, negligence and unjust enrichment.  The potential consequences of such complaint could jeopardize the corresponding leases.

On October 7, 2014, Spyglass, along with other defendants, filed a Motion to Dismiss the August 11, 2014 Amended Complaint on various procedural and legal grounds. Following the significant briefing, the Court, on March 31, 2016, granted the Motion to Dismiss as to all defendants and entered a judgment in favor of the defendants against the plaintiffs. On April 14, 2016, Spyglass with the other defendants, filed a Motion seeking its attorneys’ fees and costs. The motion remains pending. On April 28, 2016, the plaintiffs filed three motions: a Motion to Amend or Alter the Judgment; a Motion to Amend the Complaint; and a Motion to Vacate Order. On November 23, 2016 the Court denied all three of Plaintiffs’ motions.  On December 6, 2016, Plaintiffs filed a Notice of Appeal to the Tenth Circuit Court of Appeals.  That appeal is pending as of the effective date of this response. There is no specific timeline by which the Court of Appeals must render a ruling. Spyglass intends to continue to vigorously defend its interest in this matter.

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

Recent Developments

Reverse Stock Split. At its Annual Meeting held on September 20, 2016, the Company’s shareholders approved a resolution to authorize the Company’s Board of Directors, in its sole and absolute discretion, to amend the Company’s Certificate of Incorporation to implement a reverse stock split of our common stock, at a ratio of not less than 1-for-2, and not greater than 1-for-10 (“Reverse Split”), within one year from the date of the Annual Meeting, with the exact ratio to be determined by the Board of Directors. The Board of Directors has not determined the ratio, and does not currently intend to execute the Reverse Split until such time as the Company lists its shares of Common Stock on the NASDAQ Stock Market.

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

Subject to the terms and conditions of the Contribution Agreement, the Contribution Agreement provided for a redetermination of the fair market value of the Bandolier Interest at any time following the six month anniversary after the execution thereof (the “Redetermination”),  Upon a Redetermination, which has not occurred as of December 14, 2016, in the event there is a shortfall from the valuation ascribed to the Bandolier Interest at the time of the Redetermination, as compared to the value ascribed to the Bandolier Interest in the Contribution Agreement, the Company will be required to provide Fortis with a cash payment in an amount equal to the shortfall.  If the Company is unable to deliver to Fortis the cash payment required after the Redetermination, if any, the board of directors of MegaWest shall have the right to exercise certain remedies against the Company, including a right to foreclose on the Company’s entire equity in MegaWest, which equity interest has been pledged to Fortis under the terms of the Contribution Agreement.  In the event of foreclosure, the Bandolier Interest would revert back to the Company.

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

Interest in Real Estate Rights

Interest in real estate rights, previously identified as “Real estate - held for sale” in our unaudited consolidated balance sheets are related to real estate currently held by Fortis, who intends to sell these properties within the next 12 months. Fortis contributed profit realized from future sale of these properties to MegaWest, pursuant to the terms and conditions of the Contribution Agreement, as a part of the MegaWest Transaction. As we do not know the price at which the real estate will be sold, the rights are stated on the consolidated balance sheet as of October 31, 2016 and April 30, 2016 at the cost basis realized by Fortis.

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

At April 30, 2016 and 2015, the Company has approximately $2,501,000 and $0, respectively, of liabilities for uncertain tax positions. Interpretation of taxation rules relating to net operating loss utilization in real estate transactions give rise to uncertain positions. In connection with the uncertain tax position, there was no interest or penalties recorded as the position is expected but the tax returns are not yet due.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements.

Management does not believe that any recently issued accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Results of Operations

Results of Operations for the Three Months Ended October 31, 2016 Compared to Three Months Ended October 31, 2015

Oil Sales

During the three months ended October 31, 2016 and 2015, the Company did not recognize oil and gas sales primarily due to the decrease in operations and shut-in wells in light of the challenging oil price environment during the reporting period.  The Company is currently drilling four wells and re-completing certain existing wells, located in Osage County, Oklahoma.  Given current oil and gas prices, management does not anticipate deriving revenue from existing oil and gas assets in the short-term; provided, however, in the event oil and gas prices rise from current levels, or in the event current drilling activity and re-completions results in proven reserves that can be extracted profitably at current oil and gas prices, management anticipates the resumption of oil and gas sales, although no assurances can be given.

Lease Operating Expense

During the three months ended October 31, 2016, lease operating expense was $8,365, as compared to lease operating expense of $84,035 for the three months ended October 31, 2015. The overall decrease in lease operating expense of $75,670 was primarily attributable to management’s commitment to substantially reduce operating expense in light of the current challenging oil price environment.

General and Administrative Expense

General and administrative expense for the three months ended October 31, 2016 was $830,071, as compared to $1,418,386 for the three months ended October 31, 2015. The decrease was primarily attributable to decreases in salaries offset by increases in professional fees and benefits and office and administrative expenses. These changes are outlined below:

	For the Three Months Ended	For the Three Months Ended
	October 31, 2016	October 31, 2015
Salaries and benefits	$438,530	$1,254,887
Professional fees	239,608	120,334
Office and administrative	151,933	40,157
Information technology	-	3,008

Total	$830,071	$1,418,386

Salaries and benefits include non-cash stock-based compensation of $365,260 for three months ended October 31, 2016 compared to $1,174,078 for the three months ended October 31, 2015. The decrease in stock-based compensation of $808,818 from the prior comparable period was due to the vesting terms of the awards. General and administrative expenses increased due to (i) significant increases in professional fees incurred during the implementation of the Company’s business plan; (ii) as well as increased marketing and investor relations expenses. We also experienced higher legal expenses relating to transactional and other corporate activities during the three months ended October 31, 2016.

Interest Income (Expense)

During the three months ended October 31, 2016, the Company recognized $157,507 in interest income compared to interest expense of $101 for the three months ended October 31, 2015. The income received in the 2016 period was attributable to $157,507 of interest income accrued on the related party notes receivable.

Net Gain on Interests in Real Estate Rights

During the three months ended October 31, 2016, the Company recognized $392,665 net gain on its interest in real estate rights compared to $7,860,738 for the three months ended October 31, 2015. The net gain on interest in real estate rights for the three months ended October 31, 2016 and 2015 was due to the sale of one and eighteen condominium units, respectively, by Fortis, and the resulting profits which were assigned to MegaWest pursuant to the Contribution Agreement, less the book value recorded by MegaWest.

Results of Operations for the Six Months Ended October 31, 2016 Compared to Six Months Ended October 31, 2015

Oil Sales

During the six months ended October 31, 2016, the Company recognized $0 in oil and gas sales compared to $62,841 for the six months ended October 31, 2015, consisting of $62,841 in oil sales and $0 in gas sales. The overall decrease in sales of $62,841 was primarily due to the decrease in operations and shut-in wells in light of the challenging oil price environment during the reporting period.  The Company is currently drilling four wells and re-completing certain existing wells, located in Osage County, Oklahoma.  Given current oil and gas prices, management does not anticipate deriving revenue from existing oil and gas assets in the short-term; provided, however, in the event oil and gas prices rise from current levels, or in the event current drilling activity and re-completions results in proven reserves that can be extracted profitably at current oil and gas prices, management anticipates the resumption of oil and gas sales, although no assurances can be given.

Lease Operating Expense

During the six months ended October 31, 2016, lease operating expense was $32,124, as compared to lease operating expense of $259,988 for the six months ended October 31, 2015. The overall decrease in lease operating expense of $227,864 was primarily attributable to management’s commitment to substantially reduce operating expense in light of the current challenging oil price environment.

General and Administrative Expense

General and administrative expense for the six months ended October 31, 2016 was $2,538,212, as compared to $1,978,361 for the six months ended October 31, 2015. The increase was primarily attributable to increases in salaries and benefits, professional fees and office and administrative expenses. These changes are outlined below:

	For the Six Months Ended	For the Six Months Ended
	October 31, 2016	October 31, 2015
Salaries and benefits	$1,653,727	$1,605,342
Professional fees	531,646	242,051
Office and administrative	352,839	127,960
Information technology	-	3,008

Total	$2,538,212	$1,978,361

Salaries and benefits include non-cash stock-based compensation of $1,515,457 for six months ended October 31, 2016 compared to $1,402,910 for the six months ended October 31, 2015. The increase in stock-based compensation of $112,547 from the prior comparable period was due to an increase in the number of option awards expensed during the current three-month period. General and administrative expenses also increased due to (i) significant increases in professional fees incurred during the implementation of the Company’s business plan; (ii) the hiring of Stephen Brunner in October 2015; as well as (iii) increased marketing and investor relations expenses. We also experienced higher legal expenses relating to transactional and other corporate activities during the six months ended October 31, 2016.

Gain on Sale of Oil and Gas Asset

During the six months ended October 31, 2016, the Company assigned its leaseholds covering approximately 320 acres in Missouri to third party in furtherance of the Company’s corporate strategy to divest its legacy assets. In conjunction with the assignment, the Company recorded a gain of $216,850.

Interest Income

During the six months ended October 31, 2016, the Company recognized $298,766 in interest income compared to of $782 for the six months ended October 31, 2015. The income received in the 2016 period was attributable to $298,766 of interest income accrued on the related party notes receivable.

Net Gain on Interests in Real Estate Rights

During the six months ended October 31, 2016, the Company recognized $693,304 net gain on its interest in real estate rights compared to $7,860,738 for the six months ended October 31, 2015. The net gain on interest in real estate rights during the six months ended October 31, 2016 and 2015 was due to the sale of two and eighteen condominium units, respectively, by Fortis and the resulting profits which were assigned to MegaWest pursuant to the Contribution Agreement, less the book value recorded by MegaWest.

Liquidity and Capital Resources

At October 31, 2016, the Company had working capital of approximately $4.2 million, of which approximately $2.7 million and $1.9 million is attributable to an account receivable from a related party and the Company’s interest in certain real estate, respectively. The account receivable and the Company’s interest in real estate are assets held by MegaWest, the Company’s 58.51% owned subsidiary, and are controlled by MegaWest’s board of directors, consisting of two members appointed by Fortis, and one by the Company.  The relative composition of the board of directors of MegaWest shall continue as long as Fortis has an equity interest in MegaWest.

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

As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. In addition, the Company has a limited operating history.  At October 31, 2016, the Company had cash and cash equivalents of approximately $2.0 million. The Company’s primary source of operating funds since inception has been equity financings, as well as through the consummation of the Horizon Acquisition. While management believes that the current level of working capital is sufficient to maintain current operations as well as the planned added operations for the next 12 months, management intends to raise capital through debt and equity instruments in order to execute its business and operating plans. Management can provide no assurances that the Company will be successful in its capital raising efforts. In order to conserve capital, from time to time, management may defer certain development activity.

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

Operating Activities

During the six months ended October 31, 2016, operating activities used cash of $1,166,231, as compared to $815,928 used in operating activities during the six months ended October 31, 2015. The Company incurred a net loss during the six months ended October 31, 2016 of $1,790,003 as compared to a net income of $5,525,555 for the six months ended October 31, 2015. For six months ended October 31, 2016, the net loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and accretion of asset retirement obligation and the deferred tax liability. Cash provided by operations was also influenced by changes in accounts receivable, accrued interest on notes receivable, prepaid expenses and accounts payable and accrued expenses. For the six months ended October 31, 2015, the loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and amortization, and accretion of asset retirement obligation. Cash used in operations was also influenced by changes in accounts receivable, prepaid expenses and accounts payable and accrued expenses.

Investing Activities

Investing activities during the six months ended October 31, 2016 resulted in cash provided of $2,202,178, as compared to $331,520 during the six months ended October 31, 2015. During the six months ended October 31, 2016, the Company received cash of $3,364,817 upon the execution of the Horizon transaction. During the six months ended October 31, 2016, the Company invested an additional $525,000 in Horizon Energy Partners. During the six months ended October 31, 2016, the Company received proceeds of $3,711,006 from profits in its real estate rights. During the six months ended October 31, 2016, the Company incurred $294,640 of expenditures on oil and gas assets compared to $7,283 of expenditures on oil and gas assets during the six months ended October 31, 2015. During the six months ended October 31, 2016, the Company executed notes receivable agreements with related parties resulting in the outlay of $3,742,803. During the six months ended October 31, 2015, the Company received cash of $339,013 from the disposal of oil and gas assets and equipment.

Financing Activities

 Financing activities during the six months ended October 31, 2016 resulted in cash provided of $176,000, as compared to $0 during the six months ended October 31, 2015 related to a contribution received from the Company’s non-controlling interest partners in Bandolier from a mandatory capital request. On August 8, 2016, Bandolier’s Board of Managers approved a capital call of $1,250,000 due January 31, 2017 to fund certain re-completions and test wells to be drilled in Osage county. MegaWest Kansas’ portion of the capital call is $625,000, of which it has funded $483,162.50 and $141,837.50 is due on or prior to January 31, 2017. Pearsonia West’s portion of the capital call is $550,000, of which it has funded $176,000 and $374,000 is due on or prior to January 31, 2017. Ranger Station has elected not to fund its capital call amount of $75,000. As a result, Ranger Station has forfeited its 6% interest in Bandolier and such interest has been allocated pro rata between MegaWest Kansas and Pearsonia West as of October 31, 2016.

Capitalization

The number of outstanding shares and the number of shares that could be issued if all common stock equivalents are converted to shares is as follows:

As of	October 31, 2016	October 31, 2015
Common shares	15,827,921	4,259,505
Stock options	2,507,182	598,352
Stock purchase warrants	133,333	336,458
	18,468,436	5,194,315

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

 PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

(a) In January 2010, the Company experienced a flood in its Calgary office premises as a result of a broken water pipe. There was significant damage to the premises rendering them unusable until the landlord had completed remediation. Pursuant to the lease contract, the Company asserted that rent should be abated during the remediation process and accordingly, the Company did not pay any rent after December 2009. During the remediation process, the Company engaged an independent environmental testing company to test for air quality and for the existence of other potentially hazardous conditions. The testing revealed the existence of potentially hazardous mold and the consultant provided specific written instructions for the effective remediation of the premises. During the remediation process, the landlord did not follow the consultant’s instructions and correct the potentially hazardous mold situation and subsequently in June 2010 gave notice and declared the premises to be ready for occupancy. The Company re-engaged the consultant to re-test the premises and the testing results again revealed the presence of potentially hazardous mold. The Company determined that the premises were not fit for re-occupancy and considered the landlord to be in default of the lease. The Landlord subsequently terminated the lease.

On January 30, 2014 the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating CAD $759,000 (approximately USD $578,000 as of December 13, 2016). The Company filed a defence and on October 20, 2014, it filed a summary judgment application stating that the landlord’s claim is barred as it was commenced outside the 2-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of CAD $665,000 (approximately USD $506,000 as of December 13, 2016). The applications were heard on June 25, 2015 and the court allowed both the Company’s summary judgment application and the landlord’s amendment application.  Both of these orders were appealed though two levels of the Alberta courts and the appeals were dismissed at both levels. The net effect is that the landlord's claim for loss of prospective rent is to proceed.

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

On October 7, 2014, Spyglass, along with other defendants, filed a Motion to Dismiss the August 11, 2014 Amended Complaint on various procedural and legal grounds. Following the significant briefing, the Court, on March 31, 2016, granted the Motion to Dismiss as to all defendants and entered a judgment in favor of the defendants against the plaintiffs. On April 14, 2016, Spyglass with the other defendants, filed a Motion seeking its attorneys’ fees and costs. Said motion remains pending. On April 28, 2016, the plaintiffs filed three motions: a Motion to Amend or Alter the Judgment; a Motion to Amend the Complaint; and a Motion to Vacate Order. On November 23, 2016 the Court denied all three of Plaintiffs’ motions.  On December 6, 2016, Plaintiffs filed a Notice of Appeal to the Tenth Circuit Court of Appeals.  That appeal is pending as of the effective date of this response. There is no specific timeline by which the Court of Appeals must render a ruling. Spyglass intends to continue to vigorously defend its interest in this matter.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended April 30, 2016, filed on July 29, 2016. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of October 31, 2016, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a) There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b) There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during the quarter ended October 31, 2016.

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

Date: December 14, 2016