Form 10-Q
period 2017-01-31
Petro River Oil Corp.
filed 2017-03-17
CIK 1172298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 16, 2017
Common Stock, $0.00001 par value per share	15,827,998 shares

-i-

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

 Petro River Oil Corp. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	As of
	January 31, 2017	April 30, 2016

Assets
Current Assets:
Cash and cash equivalents	$1,413,443	$774,751
Certificate of deposit - restricted	-	80,803
Accounts receivable – oil and gas	9,797	903
Accounts receivable - related party	2,738,807	4,829,693
Accrued interest on notes receivable - related party	632,681	170,653
Interest in real estate rights	1,883,185	2,820,402
Prepaid expenses and other current assets	37,236	24,967
Prepaid oil and gas asset development costs	646,681	844,131
Notes receiveable - related party, current portion	21,590,803	-
Total Current Assets	28,952,633	9,546,303

Oil and gas assets, full cost method
Costs subject to amortization, net	1,060,756	778,226
Costs not being amortized, net	858,829	100,000
Property, plant and equipment, net of accumulated depreciation of $183,951 and $308,223, respectively	1,772	2,341
Notes receivable - related party	-	17,848,000
Investment in Horizon Energy Partners	1,213,000	-
Other assets	17,133	53,778
Total Long-term Assets	3,151,490	18,782,345
Total Assets	$32,104,123	$28,328,648

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$128,763	$206,780
Deferred tax liability	2,944,558	2,501,209
Notes payable - related party	-	1,600,000
Asset retirement obligations, current portion	406,403	561,958
Total Current Liabilities	3,479,724	4,869,947

Long-term liabilities:
Asset retirement obligations, net of current portion	150,859	201,104
Total Long-term Liabilities	150,859	201,104

Total Liabilities	3,630,583	5,071,051

Commitments and contingencies

Equity:
Preferred shares - 5,000,000 authorized; par value $0.00001; 0 shares issued and outstanding	-	-
Preferred B shares - 29,500 authorized; par value $0.00001; 0 shares issued and outstanding	-	-
Common shares - 150,000,000 authorized; par value $0.00001; 15,827,998 and 4,263,748 shares issued and outstanding, respectively	158	43
Additional paid-in capital	46,352,819	38,849,655
Accumulated deficit	(30,238,616)	(27,643,419)
Total Petro River Oil Corp. Equity	16,114,361	11,206,279
Non-controlling interests	12,359,179	12,051,318
Total Equity	28,473,540	23,257,597
Total Liabilities and Equity	$32,104,123	$28,328,648

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2017	2016	2017	2016

Revenues
Oil and natural gas sales	$7,117	$9,882	$7,117	$72,723
Total Revenues	7,117	9,882	7,117	72,723

Operating Expenses
Lease operating expenses	8,586	68,469	40,710	328,457
Depreciation, depletion and accretion	7,621	43,468	14,789	149,218
Amortization of intangibles	-	30,113	-	90,339
Gain on sale of equipment	-	-	-	(5,519)
Loss (gain) on sale of oil and gas assets	-	7,519,460	(216,580)	7,519,460
Impairment of oil and gas assets	20,942	6,870,613	20,942	6,870,613
General and administrative	777,702	505,629	3,315,914	2,483,990
Total Operating Expenses	814,851	15,037,752	3,175,775	17,436,558

Operating Loss	(807,734)	(15,027,870)	(3,168,658)	(17,363,835)

Other Income (Expense)
Interest income (expense) - net	163,809	45,937	462,575	46,719
Net (loss) gain on real estate rights	(7,208)	2,377,761	686,096	10,238,499
Other Income	156,601	2,423,698	1,148,671	10,285,218

Net Loss Before Income Tax Provision	(651,133)	(12,604,172)	(2,019,987)	(7,078,617)

Income Tax Provision	22,200	1,330,775	443,349	1,330,775

Net Loss	(673,333)	(13,934,947)	(2,463,336)	(8,409,372)

Net (Loss) Income Attributable to Non-controlling Interest	(3,648)	(3,833,483)	131,861	(791,353)

Net Loss Attributable to Petro River Oil Corp. and Subsidiaries	$(669,685)	$(10,101,464)	$(2,595,197)	$(7,618,039)

Basic and Diluted Net Loss Per Common Share	$(0.04)	$(2.37)	$(0.17)	$(1.79)

Weighted average number of common shares outstanding - Basic and diluted	15,827,998	4,259,777	15,702,300	4,259,687

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	January 31, 2017	January 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,463,336)	$(8,409,372)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	1,850,462	1,492,868
Depreciation, depletion and accretion	14,789	149,218
Amortization of intangibles	-	90,339
(Gain) loss on sale of oil and gas assets	(216,580)	7,519,460
Gain on sale of equipment	-	(5,519)
Impairment of oil and gas assets	20,942	6,870,613
Net gain on interest in real estate rights	(686,096)	(10,238,499)
Deferred tax liability	443,349	1,330,755
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(8,894)	34,644
Accounts receivable – related party	5,021	-
Accrued interest on notes receivable – related party	(462,028)	(44,095)
Prepaid expenses and other assets	(12,269)	6,807
Accounts payable and accrued expenses	(78,017)	(115,200)
Deposit for real estate sales	-	363,750
Net Cash Used in Operating Activities	(1,592,657)	(954,231)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from acquisition of Horizon Investments	3,364,817	-
Cash paid for cost method investment	(525,000)	-
Proceeds from the sale of interest in real estate rights	3,709,178	16,520,250
Capitalized expenditures on oil and gas assets	(304,297)	(7,279)
Cash received upon disposal of oil and gas assets	-	279,013
Proceeds from the sale of equipment	-	60,000
Payments on deposit	91,802	(210)
Prepaid oil and gas assets	(538,348)	(735,798)
Issuance of notes receivable – related party	(3,742,803)	(16,348,000)
Net Cash Provided by (Used in) Investing Activities	2,055,349	(232,024)

CASH FLOW FROM FINANCING ACTIVITIES:
Cash received from non-controlling interest contributions	176,000	-
Proceeds from notes payable – related party	-	1,500,000
Net Cash Provided by Financing Activities	176,000	1,500,000

Change in cash and cash equivalents	638,692	313,745

Cash and cash equivalents, beginning of period	774,751	1,010,543
Cash and cash equivalents, end of period	$1,413,443	$1,324,288

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$3,789	$14,482
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification from prepaid oil and gas development costs to oil and gas assets not being amortized	$761,444	$-
Real estate contributed by non-controlling interest	$-	$15,544,382
Accounts receivable for deposit received on real estate sales in escrow	$-	$888,375

The accompanying notes are an integral part of these consolidated financial statements.

PETRO RIVER OIL CORP.
Notes to the Consolidated Financial Statements
(Unaudited)

1.	Organization

Petro River Oil Corp. (the “Company”) is an independent energy company focused on the exploration and development of conventional oil and gas assets with low discovery and development costs. The Company is currently focused on moving forward with drilling wells on several of its properties owned directly and indirectly through its interest in Horizon Energy Partners, LLC (“Horizon Energy”), as well as taking advantage of the relative depressed market in oil prices to enter highly prospective plays with Horizon Energy and other industry-leading partners. Diversification over a number of projects, each with low initial capital expenditures and strong risk reward characteristics, reduces risk and provides cross-functional exposure to a number of attractive risk adjusted opportunities.

The Company’s core holdings are in the Mid-Continent Region in Oklahoma and in Kern County, California.   Following the acquisition of Horizon I Investments, LLC (“Horizon Investments”), the Company now has exposure to a portfolio of several domestic and international oil and gas assets consisting of highly prospective conventional plays diversified across project type, geographic location and risk profile, as well as access to a broad network of industry leaders from Horizon Investment’s 20% interest in Horizon Energy.  Horizon Energy is an oil and gas exploration and development company owned and managed by former senior oil and gas executives.  It has a portfolio of domestic and international assets, including two assets located in the United Kingdom, adjacent to the giant Wytch Farm oil field, the largest onshore oil field in Western Europe.  Other projects include the proposed redevelopment of a large oil field in Kern County, California and the development of an additional recent discovery in Kern County.  Each of the assets in the Horizon Energy portfolio is characterized by low initial capital expenditure requirements and strong risk reward characteristics.

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

These unaudited consolidated financial statements include the Company and the following subsidiaries:

Petro Spring, LLC, PO1, LLC, Petro River UK Limited, Horizon I Investments, LLC and MegaWest Energy USA Corp. and MegaWest Energy USA Corp.’s wholly owned subsidiaries:

MegaWest Energy Texas Corp.
MegaWest Energy Kentucky Corp.
MegaWest Energy Missouri Corp.
MegaWest Energy Montana Corp.

Also contained in the unaudited consolidated financial statements is the financial information of the Company’s 58.51% owned subsidiary, MegaWest Energy Kansas Corporation (“MegaWest”), which resulted from a transaction with Fortis Property Group, LLC, a Delaware limited liability company (“Fortis”) consummated on October 15, 2015 (the “MegaWest Transaction”). The Megawest Transaction includes the Company’s contribution of its 50% interest in Bandolier Energy LLC.

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

As of January 31, 2017 and April 30, 2016, restricted cash consisted of a certificate of deposit in the amount of $0 and $80,803, respectively, which had an annual interest rate of 0.5% and maturity date of March 13, 2017.

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

The allowance for doubtful accounts at January 31, 2017 and April 30, 2016 was $0.

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

The Company accounts for its unproven long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. For the nine months ended January 31, 2017, the Company evaluated and recorded no impairment on these properties.

Proved Oil and Gas Reserves: In accordance with Rule 4-10 of SEC Regulation S-X, proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. All of the Company’s oil and gas properties with proven reserves were impaired to the salvage value prior to the Bandolier transaction. The price used to establish economic producibility is the average price during the 12-month period preceding the end of the entity’s fiscal year and calculated as the un-weighted arithmetic average of the first-day-of-the-month price for each month within such 12-month period. For the nine months ended January 31, 2017, the Company recorded an impairment of $20,942 on its proved oil and gas properties.

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

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers which require significant judgment, as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expenses. There have been no material changes in the methodology used by the Company in calculating depletion, depreciation and amortization of oil and gas properties under the full cost method during the nine months ended January 31, 2017 and 2016.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits for the reporting periods ended January 31, 2017 and 2016.

(i)	Per Share Amounts:

Basic net income (loss) per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. For the three and nine months ended January 31, 2017 and 2016, potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive.

The Company had the following common stock equivalents at January 31, 2017 and 2016:

	January 31, 2017	January 31, 2016
Stock Options	2,495,182	710,019
Stock Purchase Warrants	133,333	336,458
Total	2,628,515	1,046,477

(j)	Recent Accounting Pronouncements:

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle (issued as ASU 2014-09 by the FASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating its adoption method and the impact of the standard on its consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in 2017.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The Company is currently evaluating the impact of the new standard.

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

On October 15, 2015, the Company entered into a contribution agreement (the “Contribution Agreement”) with MegaWest and Fortis pursuant to which the Company and Fortis each agreed to contribute certain assets to MegaWest in exchange for shares of MegaWest common stock (“MegaWest Shares”) (the “MegaWest Transaction”).

Upon execution of the Contribution Agreement, Fortis transferred its interest in 30 condominium units and the right to any profits and proceeds therefrom. For the three months ended January 31, 2017 and 2016, Fortis sold 0 and 6 condominium units, respectively, and MegaWest recorded a net (loss) gain on interest in real estate rights of $(7,208) and $2,377,761, respectively. For the nine months ended January 31, 2017 and 2016, Fortis sold 2 and 24 condominium units, respectively, and MegaWest recorded a net gain on interest in real estate rights of $686,096 and $10,238,499, respectively. As of January 31, 2017, the Company had an accounts receivable – related party in the amount of $2,738,807 related to interest in real estate rights of condominium units sold.

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

During 2015 and 2016, the Company entered into eight promissory note agreements with Fortis with aggregate principal amounts of $21,590,803. The notes receivable bear interest at an annual rate of 3% and mature on December 31, 2017. As of January 31, 2017 and April 30, 2016, the outstanding balance of the notes receivable was $21,590,803 and $17,848,000, respectively.

7.	Interest in Real Estate Rights

As discussed in Note 5, MegaWest received an interest in real estate rights of 30 condominium units from Fortis pursuant to the Megawest Transaction.  For the nine months ended January 31, 2017, the Company recognized a net gain of $686,096 related to the sale of two condominium units by Fortis.

The following table summarizes the activity for interest in real estate rights:

Nine Months Ended January 31, 2017
Balance at April 30, 2016	$2,820,402
Cost of sales - two condominium units	937,217
Balance at January 31, 2017	$1,883,185

8.	Oil and Gas Assets

The following table summarizes the activity of the oil and gas assets by project for the nine months ended January 31, 2017:

	Oklahoma	Larne Basin	Other (1)	Total
Balance May 1, 2016	$778,226	$-	$100,000	$878,226
Additions	304,297	761,444	-	1,065,741
Disposals	-	-	-	-
Depreciation, depletion and amortization	(3,440)	-	-	(3,440)
Impairment of oil and gas assets	(20,942)	-	-	(20,942)

Balance January 31, 2017	$1,058,141	$761,444	$100,000	$1,919,585

(1) Other property consists primarily of four used steam generators and related equipment that will be assigned to future projects. As of January 31, 2017, management concluded that impairment was not necessary as all other assets were carried at salvage value.

Kern County Project.  On March 4, 2016, the Company executed an Asset Purchase and Sale and Exploration Agreement (the "Agreement") to acquire a 13.75% working interest in certain oil and gas leases located in southern Kern County, California (the "Project"). Horizon Energy also purchased a 27.5% working interest in the Project.

Under the terms of the Agreement, the Company paid $108,333 to the sellers on the closing date, and is obligated to pay certain other costs and expenses after the closing date related to existing and new leases as more particularly set forth in the Agreement. Costs incurred to date for this property have aggregated to $646,680 as of January 31, 2017 and are recorded as prepaid oil and gas development costs on the consolidated balance sheet. In addition, the sellers are entitled to an overriding royalty interest in certain existing and new leases acquired after the closing date, and the Company is required to make certain other payments, each in amounts set forth in the Agreement.

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

Divestiture of Missouri Properties. During the quarter ended July 31, 2016, the Company assigned its leaseholds covering approximately 320 acres in Missouri to a third party in furtherance of the Company’s corporate strategy to divest its legacy assets. In conjunction with the assignment, the Company recorded a gain of $216,850.

Divestiture of Oklahoma Properties. During the three months ended July 31, 2015, the Company disposed of some of its interests in its Oklahoma oil and gas assets and received proceeds totaling $279,013. The proceeds were offset against the full cost pool, therefore no gain or loss was recognized.

Impairment of Oil & Gas Properties. As of January 31, 2017, the Company assessed its oil and gas assets for impairment and recognized a charge of $20,942 related to the Oklahoma oil and gas property. As of January 31, 2016, the Company assessed its oil and gas assets for impairment and recognized a charge of $6,870,613 related to the Oklahoma and Missouri oil and gas properties.

9.	Intangible Assets

The Company recorded amortization expense of $0 and $30,113, respectively, for the three months ended January 31, 2017 and 2016, respectively, and recorded amortization expense of $0 and $90,339, respectively, for the nine months ended January 31, 2017 and 2016, respectively, related to certain intangible assets which were acquired during 2015, but for which are no longer recorded by the Company as they were fully impaired during fiscal year 2016.

10.	Asset Retirement Obligations

The total future asset retirement obligations were estimated based on the Company’s ownership interest in all wells and facilities, the estimated legal obligations required to retire, dismantle, abandon and reclaim the wells and facilities and the estimated timing of such payments. The Company estimated the present value of its asset retirement obligations at both January 31, 2017 and April 30, 2016, based on a future undiscounted liability of $638,330 and $956,612, respectively. These costs are expected to be incurred within one to 24 years. A credit-adjusted risk-free discount rate of 10% and an inflation rate of 2% were used to calculate the present value.

Changes to the asset retirement obligations were as follows:

	Nine Months Ended January 31, 2017	Nine Months Ended January 31, 2016
Balance, beginning of period	$763,062	$918,430
Disposals	(216,580)	(207,827)
Accretion	10,780	48,320
	557,262	758,923
Less: Current portion for cash flows expected to be incurred within one year	(406,403)	(541,959)
Long-term portion, end of period	$150,859	$216,964

Expected timing of asset retirement obligations:

Year Ending April 30,
2017 (remainder of year)	$406,403
2018	-
2019	-
2020	-
2021	-
Thereafter	231,927
Subtotal	638,330
Effect of discount	(81,068)
Total	$557,262

11.	Related Party Transactions

Employment Agreements

On October 30, 2015, Mr. Stephen Brunner joined the Company as President.  Mr. Brunner has been tasked with making oil and gas related decisions and executing the Company’s growth strategy. Under the terms of the contract, Mr. Brunner receives a base salary of $10,000 per month. Mr. Brunner was also granted 53,244 stock options. He also has the right to purchase an additional 1.75% of the Company’s common stock subject to shareholder approval on the increase of the current stock option plan and achieving pre-defined target objectives.

The Company computed the fair value of the grant as of the date of grant utilizing a Black-Scholes option-pricing model using the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $1.78; exercise price of $2.00; expected volatility of 171%; and a discount rate of 2.16%. The grant date fair value of the award was $89,525. For the three months ended January 31, 2017 and 2016, the Company expensed $6,101 and $6,101, respectively, to general and administrative expenses. For the nine months ended January 31, 2017 and 2016, the Company expensed $18,303 and $24,006 respectively, to general and administrative expenses.

MegaWest Transaction

On October 15, 2015, the Company entered into the Contribution Agreement with MegaWest and Fortis, pursuant to which the Company and Fortis each agreed to contribute certain assets to MegaWest in exchange for shares of MegaWest common stock. See Note 5 above.

Accounts Receivable - Related Party

As discussed in Note 5 above, on October 15, 2015, the Company entered into the Contribution Agreement with MegaWest and Fortis pursuant to which the Company and Fortis each agreed to assign certain assets to MegaWest in exchange for the MegaWest Shares.

Upon execution of the Contribution Agreement, Fortis transferred certain indirect interests held in 30 condominium units and the rights to any profits and proceeds therefrom, with its basis of $15,544,382, to MegaWest. As of January 31, 2017 and April 30, 2016, the Company had an accounts receivable – related party in the amount of $2,738,807 and $4,829,693, respectively, which was due from Fortis for the profits belonging to MegaWest. See Note 5 above.

Notes Receivable – Related Party

As discussed in Note 6, the Company entered into eight promissory note agreements with Fortis, with total principal amount of $21,590,803 as of January 31, 2016. The notes receivable bear interest at an annual interest rate of 3% and mature on December 31, 2017. For the three and nine months ended January 31, 2017, the Company recorded $163,479 and $462,245 of interest income on the notes receivable. As of January 31, 2017 and April 30, 2016, the outstanding balance of the notes receivable was $21,590,803 and $17,848,000, respectively.

Notes Payable – Related Party

On December 1, 2015, the Company issued a non-recourse promissory note, in the principal amount of $750,000 to Horizon Investments (“Note A”), the proceeds of which were to be used for working capital purposes. Interest on Note A was due upon the earlier to occur of closing of the Horizon Transaction, or December 31, 2016. Amounts due under the terms of Note A accrued interest at an annual rate equal to one half of one percent.

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

On January 13, 2016, the Company issued a second non-recourse promissory note in the principal amount of $750,000 ("Note B") to Horizon Investments. All of the proceeds from Note B were used to fund Petro UK's obligations under the terms of the Farmout Agreement, and were deposited into the Escrow Agreement. The principal and all accrued and unpaid interest on Note B was due upon the earlier to occur of closing of the transactions contemplated under the terms of the Purchase Agreement. Amounts due under the terms of Note B accrued interest at an annual rate equal to one half of one percent.

On April 7, 2016, the Company issued a third non-recourse promissory note in the principal amount of $100,000 ("Note C") to Horizon Investments. All of the proceeds from Note C were used to fund working capital requirements. The principal and all accrued and unpaid interest on Note C was due upon the earlier to occur of closing of the transactions contemplated under the terms of the Purchase Agreement. Amounts due under the terms of Note C accrued interest at an annual rate equal to one half of one percent.

Upon consummation of the Horizon Transaction on May 3, 2016, each of Note A, Note B and Note C were paid off in full.

12.	Equity

As of January 31, 2017 and April 30, 2016, the Company had 5,000,000 shares of preferred stock, par value $0.00001 per share, were authorized. As of January 31, 2017 and April 30, 2016, the Company had 29,500 shares of Series B Preferred Stock, par value $0.00001 per share (“Series B Preferred”), were authorized. No Series B Preferred shares are currently issued or outstanding, and no other series of preferred stock have been designated.

As of January 31, 2017 and April 30, 2016, the Company had 150,000,000 shares of common stock, par value $0.00001 per share, were authorized. During the nine months ended January 31, 2017, the Company issued 11,564,250 shares of common stock related to the Horizon Acquisition as discussed in Note 4 above. There were 15,827,998 and 4,263,748 shares of common stock issued and outstanding as of January 31, 2017 and April 30, 2016, respectively.

13.	Stock Options

The following table summarizes information about the options changes of options for the period from April 30, 2016 to January 31, 2017 and options outstanding and exercisable at January 31, 2017:

	Options	Weighted Average Exercise Prices

Outstanding April 30, 2016	743,050	$4.00
Exercisable – April 30, 2016	421,460	$3.41
Granted	1,766,458	1.38
Exercised	-	-
Forfeited/Cancelled	(14,326)	-
Outstanding – January 31, 2017	2,495,182	$2.51
Exercisable – January 31, 2017	1,652,626	$2.10

Outstanding – Aggregate Intrinsic Value	$-	$-
Exercisable – Aggregate Intrinsic Value	$-	$-

During the nine months ended January 31, 2017, the Company issued 1,766,458 options to employees and consultants.  The fair value of the grant was computed as of the date of grant utilizing a Black-Scholes option-pricing model using the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, range of $1.30 to $1.90; exercise price range of $1.38 to $3.39; expected volatility range of 170% to 187%; and a discount rate range of 1.43% to 1.84%.

The following table summarizes information about the options outstanding and exercisable at January 31, 2017:

		Options Outstanding		Options Exercisable
	Exercise Price	Options	Weighted Avg. Life Remaining	Options
	$1.38	1,761,458	9.45 years	1,069,860
	$1.98	5,000	9.51 years	2,500
	$2.00	457,402	8.50 years	383,972
	$2.87	65,334	8.50 years	61,611
	$3.00	51,001	9.16 years	42,445
	$3.39	12,000	9.14 years	8,000
	$6.00	10,000	8.25 years	10,000
	$12.00	132,987	6.98 years	74,238
		2,495,182		1,652,626
Aggregate Intrinsic Value	$-		$-

During the three months ended January 31, 2017 and 2016, the Company expensed $335,462 and $311,993, respectively, to general and administrative expense for stock-based compensation pursuant to employment and consulting agreements. During the nine months ended January 31, 2017 and 2015, the Company expensed $1,850,462 and $1,485,993, respectively, to general and administrative expense for stock-based compensation pursuant to employment and consulting agreements.

As of January 31, 2017, the Company has approximately $882,600 in unrecognized stock-based compensation expense, which will be amortized over a weighted average exercise period of approximately 3.25 years.

Warrants:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding and exercisable – April 30, 2016	133,333	$50.00	3.08
Forfeited	-	-	-
Granted	-	-	-
Outstanding and exercisable – January 31, 2017	133,333	50.00	3.08

There were no changes to the Company’s warrants during the nine months ended January 31, 2017. The aggregate intrinsic value of the outstanding warrants was $0.

14.	Non-Controlling Interest

For the nine months ended January 31, 2017, the changes in the Company’s non–controlling interest were as follows:

	Bandolier	Fortis	Total
Non–controlling interest at April 30, 2016	$(731,060)	$12,782,378	$12,051,318
Contribution of cash by non-controlling interest holders	176,000	-	176,000
Non–controlling interest share of income (losses)	(116,752)	248,613	131,861
Non–controlling interest at January 31, 2017	$(671,812)	$13,030,991	$12,359,179

During the nine months ended January 31, 2017, Bandolier received cash contributions totaling $659,163 resulting from a mandatory capital call to its members. On August 8, 2016, Bandolier’s Board of Managers approved a capital call of $1,250,000 due per extension to April 30, 2017 to fund certain re-completions and test wells to be drilled in Osage County. MegaWest Kansas' portion of the capital call is $625,000, of which it has funded $483,163 and $141,837 is due on or prior to April 30, 2017. Pearsonia West's portion of the capital call is $550,000, of which it has funded $176,000 and $374,000 is due on or prior to April 30, 2017. Ranger Station has elected not to fund its capital call amount of $75,000. As a result, Ranger Station has forfeited its 6% interest in Bandolier and such interest has been allocated pro rata between MegaWest Kansas and Pearsonia West as of January 31, 2017.

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

On January 30, 2014 the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating CAD $759,000 (approximately USD $566,000 as of March 8, 2017). The Company filed a defense and on October 20, 2014, it filed a summary judgment application stating that the landlord’s claim is barred as it was commenced outside the 2-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of CAD $665,000 (approximately USD $496,000 as of March 8, 2017). The applications were heard on June 25, 2015 and the court allowed both the Company’s summary judgment application and the landlord’s amendment application.  Both of these orders were appealed though two levels of the Alberta courts and the appeals were dismissed at both levels. The net effect is that the landlord's claim for loss of prospective rent is to proceed.

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

(d) MegaWest Energy Missouri Corp. (“MegaWest Missouri”), a wholly owned subsidiary of the Company, is involved in two cases related to oil leases in West Central, Missouri.  The first case (James Long and Jodeane Long v. MegaWest Energy Missouri and Petro River Oil Corp., case number 13B4-CV00019) is a case for unlawful detainer, pursuant to which the plaintiffs contend that MegaWest Missouri oil and gas lease has expired and MegaWest Missouri is unlawfully possessing the plaintiffs’ real property by asserting that the leases remain in effect.  The case was originally filed in Vernon County, Missouri on September 20, 2013.  MegaWest Missouri filed an Answer and Counterclaims on November 26, 2013 and the plaintiffs filed a motion to dismiss the counterclaims. MegaWest Missouri filed a motion for Change of Judge and Change of Venue and the case was transferred to Barton County.  The court granted the motion to dismiss the counterclaims on February 3, 2014.  As to the other allegations in the complaint, the matter is still pending.

MegaWest Missouri filed a second case on October 14, 2014 (MegaWest Energy Missouri Corp. v. James Long, Jodeane Long, and Arrow Mines LLC, case number 14VE-CV00599).  This case is pending in Vernon County, Missouri.  Although the two cases are separate, they are interrelated.  In the Vernon County case, MegaWest Missouri has made claims for: (1) replevin for personal property; (2) conversion of personal property; (3) breach of the covenant of quiet enjoyment regarding the lease; (4) constructive eviction of the lease; (5) breach of fiduciary obligation against James Long; (6) declaratory judgment that the oil and gas lease did not terminate; and (7) injunctive relief to enjoin the action pending in Barton County, Missouri.  The plaintiffs filed a motion to dismiss on November 4, 2014, and Arrow Mines, LLC filed a motion to dismiss on November 13, 2014.  Both motions remain pending, and MegaWest Missouri will file an opposition to the motions in the near future.

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

Business Overview

The Company is an independent energy company focused on the exploration and development of conventional oil and gas assets with low discovery and development costs. The Company is currently focused on moving forward with drilling wells on several of its properties owned directly and indirectly through its interest in Horizon Energy Partners, LLC (“Horizon Energy”), as well as taking advantage of the relative depressed market in oil prices to enter highly prospective plays with Horizon Energy and other industry-leading partners. Diversification over a number of projects, each with low initial capital expenditures and strong risk reward characteristics, reduces risk and provides cross-functional exposure to a number of attractive risk adjusted opportunities.

The Company’s core holdings are in the Mid-Continent Region in Oklahoma and in Kern County, California.  Following the acquisition of Horizon I Investments, LLC (“Horizon Investments”), the Company now has exposure to a portfolio of several domestic and international oil and gas assets consisting of highly prospective conventional plays diversified across project type, geographic location and risk profile, as well as access to a broad network of industry leaders from Horizon Investment’s 20% interest in Horizon Energy.  Horizon Energy is an oil and gas exploration and development company owned and managed by former senior oil and gas executives.  It has a portfolio of domestic and international assets, including two assets located in the United Kingdom, adjacent to the giant Wytch Farm oil field, the largest onshore oil field in Western Europe.  Other projects include the proposed redevelopment of a large oil field in Kern County, California and the development of an additional recent discovery in Kern County.  Each of the assets in the Horizon Energy portfolio is characterized by low initial capital expenditure requirements and strong risk reward characteristics.

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

Interest in Real Estate Rights

Interest in real estate rights, previously identified as “Real estate - held for sale” in our unaudited consolidated balance sheets are related to real estate currently held by Fortis, who intends to sell these properties within the next 12 months. Fortis contributed profit realized from future sale of these properties to MegaWest, pursuant to the terms and conditions of the Contribution Agreement, as a part of the MegaWest Transaction. As we do not know the price at which the real estate will be sold, the rights are stated on the consolidated balance sheet as of January 31, 2017 and April 30, 2016 at the cost basis realized by Fortis.

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

Results of Operations

Results of Operations for the Three Months Ended January 31, 2017 Compared to Three Months Ended January 31, 2016

Oil Sales

During the three months ended January 31, 2017, the Company recognized $7,117 in oil and gas sales, compared to sales of $9,882 for the three months ended January 31, 2016. The overall decrease in sales of $2,765 is primarily due to the Company continuing to decrease operations and shut-in wells in light of the current challenging oil price environment. The Company is currently drilling four wells and re-completing certain existing wells, located in Osage County, Oklahoma and Kern County, California.  Given current oil and gas prices, management does not anticipate deriving revenue from existing oil and gas assets in the short-term; provided, however, in the event oil and gas prices rise from current levels, or in the event current drilling activity and re-completions results in proven reserves that can be extracted profitably at current oil and gas prices, management anticipates the resumption of oil and gas sales, although no assurances can be given.

Lease Operating Expense

During the three months ended January 31, 2017, lease operating expense was $8,586, as compared to lease operating expense of $68,469 for the three months ended January 31, 2016. The overall decrease in lease operating expense of $59,883 was primarily attributable to management’s commitment to substantially reduce operating expense in light of the current challenging oil price environment.

Impairment of Oil and Gas Assets

The Company assesses all items classified as unproved property on an annual basis for possible impairment. The Company assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: land relinquishment; intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. Significant changes in these factors could reduce our estimates of future net proceeds and accordingly could result in an impairment of our oil and gas assets. During the three months ended January 31, 2017, the Company reviewed the oil and gas assets for impairment and recognized an impairment charge of $20,942 on the Oklahoma properties. During the three months ended January 31, 2017, the Company reviewed the oil and gas assets for impairment and recognized an impairment charge of $6,870,613 on the Oklahoma and Missouri properties.

General and Administrative Expense

General and administrative expense for the three months ended January 31, 2017 was $777,702, as compared to $505,629 for the three months ended January 31, 2016. The increase was primarily attributable to increases in salaries, professional fees and benefits and office and administrative expenses. These changes are outlined below:

	For the Three Months Ended	For the Three Months Ended
	January 31, 2017	January 31, 2016
Salaries and benefits	$397,593	$212,435
Professional fees	265,543	255,043
Office and administrative	114,566	38,151

Total	$777,702	$505,629

Salaries and benefits include non-cash stock-based compensation of $335,462 for three months ended January 31, 2017 compared to $89,860 for the three months ended January 31, 2016. The increase in stock-based compensation of $245,145 from the prior comparable period was due to an increase in the number of option awards expensed during the current three-month period. General and administrative expenses increased due to (i) significant increases in professional fees incurred during the implementation of the Company’s business plan; (ii) as well as increased marketing and investor relations expenses. We also experienced higher legal expenses relating to transactional and other corporate activities during the three months ended January 31, 2017.

Interest Income (Expense)

During the three months ended January 31, 2017, the Company recognized $163,809 in interest income compared to interest income of $45,937 for the three months ended January 31, 2016. The income received in the current period was attributable to $163,262 of interest income accrued on the related party notes receivable.

Net (Loss) Gain on Interests in Real Estate Rights

During the three months ended January 31, 2017, the Company recognized $(7,208) net loss on its interest in real estate rights compared to $2,377,761 net gain for the three months ended January 31, 2016. The net gain on interest in real estate rights for the three months ended January 31, 2017 and 2016 was due to the sale of 0 and six condominium units, respectively, by Fortis, and the resulting profits which were assigned to MegaWest pursuant to the Contribution Agreement, less the book value recorded by MegaWest.

Results of Operations for the Nine Months Ended January 31, 2017 Compared to Nine Months Ended January 31, 2016

Oil Sales

During the nine months ended January 31, 2017, the Company recognized $7,117 in oil and gas sales compared to $72,723 for the nine months ended January 31, 2016. The overall decrease in sales of $65,606 was primarily due to the decrease in operations and shut-in wells in light of the challenging oil price environment during the reporting period.  The Company is currently drilling four wells and re-completing certain existing wells, located in Osage County, Oklahoma and Kern County, California.  Given current oil and gas prices, management does not anticipate deriving revenue from existing oil and gas assets in the short-term; provided, however, in the event oil and gas prices rise from current levels, or in the event current drilling activity and re-completions results in proven reserves that can be extracted profitably at current oil and gas prices, management anticipates the resumption of oil and gas sales, although no assurances can be given.

Lease Operating Expense

During the nine months ended January 31, 2017, lease operating expense was $40,710, as compared to lease operating expense of $328,457 for the nine months ended January 31, 2016. The overall decrease in lease operating expense of $287,747 was primarily attributable to management’s commitment to substantially reduce operating expense in light of the current challenging oil price environment.

General and Administrative Expense

General and administrative expense for the nine months ended January 31, 2017 was $3,315,914, as compared to $2,483,990 for the nine months ended January 31, 2016. The increase was primarily attributable to increases in salaries and benefits, professional fees and office and administrative expenses. These changes are outlined below:

	For the Nine Months Ended	For the Nine Months Ended
	January 31, 2017	January 31, 2016
Salaries and benefits	$2,051,320	$1,823,514
Professional fees	797,189	483,950
Office and administrative	467,405	175,476
Information technology	-	1,050

Total	$3,315,914	$2,483,990

Salaries and benefits include non-cash stock-based compensation of $1,850,462 for nine months ended January 31, 2017 compared to $1,492,868 for the nine months ended January 31, 2016. The increase in stock-based compensation of $357,594 from the prior comparable period was due to an increase in the number of option awards expensed during the current three-month period. General and administrative expenses also increased due to (i) significant increases in professional fees incurred during the implementation of the Company’s business plan; (ii) the hiring of Stephen Brunner in October 2015; as well as (iii) increased marketing and investor relations expenses. We also experienced higher legal expenses relating to transactional and other corporate activities during the nine months ended January 31, 2017.

Gain on Sale of Oil and Gas Asset

During the nine months ended January 31, 2017, the Company assigned its leaseholds covering approximately 320 acres in Missouri to third party in furtherance of the Company’s corporate strategy to divest its legacy assets. In conjunction with the assignment, the Company recorded a gain of $216,850.

Interest Income

During the nine months ended January 31, 2017, the Company recognized $462,575 in interest income compared to of $46,719 for the nine months ended January 31, 2016. The income received in the 2016 period was attributable to $462,028 of interest income accrued on the related party notes receivable.

Net Gain on Interests in Real Estate Rights

During the nine months ended January 31, 2017, the Company recognized $686,096 net gain on its interest in real estate rights compared to $10,238,499 for the nine months ended January 31, 2016. The net gain on interest in real estate rights during the nine months ended January 31, 2017 and 2016 was due to the sale of two and 24 condominium units, respectively, by Fortis and the resulting profits which were assigned to MegaWest pursuant to the Contribution Agreement, less the book value recorded by MegaWest.

Liquidity and Capital Resources

At January 31, 2017, the Company had working capital of approximately $32.4 million, of which approximately $21.6 million, $2.7 million and $1.9 million is attributable to several notes receivable from a related party, an account receivable from a related party, and the Company’s interest in certain real estate, respectively. The notes receivable, account receivable and the Company’s interest in real estate are assets held by MegaWest, the Company’s 58.51% owned subsidiary, and are controlled by MegaWest’s board of directors, consisting of two members appointed by Fortis, and one by the Company.  The relative composition of the board of directors of MegaWest shall continue as long as Fortis has an equity interest in MegaWest.

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

As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. In addition, the Company has a limited operating history.  At January 31, 2017, the Company had cash and cash equivalents of approximately $1.4 million. The Company’s primary source of operating funds since inception has been equity financings, as well as through the consummation of the Horizon Acquisition. While management believes that the current level of working capital is sufficient to maintain current operations as well as the planned added operations for the next 12 months, management intends to raise capital through debt and equity instruments in order to execute its business and operating plans. Management can provide no assurances that the Company will be successful in its capital raising efforts. In order to conserve capital, from time to time, management may defer certain development activity.

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

Operating Activities

During the nine months ended January 31, 2017, operating activities used cash of $1,592,657, as compared to $954,231 used in operating activities during the nine months ended January 31, 2016. The Company incurred a net loss during the nine months ended January 31, 2017 of $2,463,336 as compared to a net loss of $8,409,372 for the nine months ended October 31, 2016. For nine months ended January 31, 2017, the net loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and accretion of asset retirement obligation, impairment of oil and gas assets, and the deferred tax liability. Cash provided by operations was also influenced by changes in accounts receivable, accrued interest on notes receivable, prepaid expenses and accounts payable and accrued expenses. For the nine months ended January 31, 2016, the loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and amortization, impairment of oil and gas assets, gain on sale of oil and gas assets and accretion of asset retirement obligation. Cash used in operations was also influenced by changes in accounts receivable, prepaid expenses and accounts payable and accrued expenses.

Investing Activities

Investing activities during the nine months ended January 31, 2017 resulted in cash provided of $2,055,349, as compared to cash used of $232,024 during the nine months ended January 31, 2016. During the nine months ended January 31, 2017, the Company received cash of $3,364,817 upon the execution of the Horizon transaction. During the nine months ended January 31, 2017, the Company invested an additional $525,000 in Horizon Energy Partners. During the nine months ended January 31, 2017, the Company received proceeds of $3,709,178 from profits in its real estate rights. During the nine months ended January 31, 2017, the Company incurred $304,297 of expenditures on oil and gas assets compared to cash provided of $279,013 from the disposal of oil and gas assets and equipment for the nine months ended January 31, 2016. During the nine months ended January 31, 2017, the Company executed notes receivable agreements with related parties resulting in the outlay of $3,742,803.

Financing Activities

 Financing activities during the nine months ended January 31, 2017 resulted in cash provided of $176,000, as compared to $1.5 million during the nine months ended January 31, 2016 related to a contribution received from the Company’s non-controlling interest partners in Bandolier from a mandatory capital request. On August 8, 2016, Bandolier’s Board of Managers approved a capital call of $1.25 million due per extension to April 30, 2017 to fund certain re-completions and test wells to be drilled in Osage county. MegaWest Kansas’ portion of the capital call is $625,000, of which it has funded $483,163 and $141,838 is due on or prior to April 30, 2017. Pearsonia West’s portion of the capital call is $550,000, of which it has funded $176,000 and $374,000 is due on or prior to April 30, 2017. Ranger Station has elected not to fund its capital call amount of $75,000. As a result, Ranger Station has forfeited its 6% interest in Bandolier and such interest has been allocated pro rata between MegaWest Kansas and Pearsonia West as of April 30, 2017.

Capitalization

The number of outstanding shares and the number of shares that could be issued if all common stock equivalents are converted to shares is as follows:

As of	January 31, 2017	January 31, 2016
Common shares	15,827,998	4,263,671
Stock options	2,495,182	710,019
Stock purchase warrants	133,333	336,458
	18,456,513	5,310,148

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

On January 30, 2014 the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating CAD $759,000 (approximately USD $566,000 as of March 8, 2017The Company filed a defense and on October 20, 2014, it filed a summary judgment application stating that the landlord’s claim is barred as it was commenced outside the 2-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of CAD $665,000 (approximately USD $496,000 as of March 8, 2017). The applications were heard on June 25, 2015 and the court allowed both the Company’s summary judgment application and the landlord’s amendment application.  Both of these orders were appealed though two levels of the Alberta courts and the appeals were dismissed at both levels. The net effect is that the landlord's claim for loss of prospective rent is to proceed.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended April 30, 2016, filed on July 29, 2016. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of January 31, 2017, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a) There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b) There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during the quarter ended January 31, 2017.

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
Date: March 17, 2017