Form 10-K
period 2017-04-30
Petro River Oil Corp.
filed 2017-07-31
CIK 1172298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-49760

Petro River Oil Corp.
(Exact name of registrant as specified in its charter)

Delaware	98-0611188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 5th Avenue, Suite 1702, New York, NY 10003
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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of October 31, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates was $2,906,686, based on the closing bid price of $1.30 per share on October 31, 2016, as reported on OTC Pink Marketplace.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2017
Common Stock, $0.00001 par value per share	15,852,997 shares

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

Leveraging our management experience. The Company’s executive team, along with Horizon Energy, the Company’s operating partner, has extensive and proven experience in the oil and gas industry. We believe that the experience of our executive team will help reduce the time and cost associated with drilling and completing exploration and development of our conventional assets and potentially increasing recovery. Collectively, our management team and engineering professionals identify and evaluate acquisition opportunities, negotiate and close purchases and manage acquired properties.

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

Partnership with Horizon Energy. Following the acquisition of Horizon Investments, the Company has an indirect interest, through Horizon Investment’s 20% ownership in Horizon Energy, in a portfolio of several domestic and international oil and gas assets consisting of highly prospective conventional plays diversified across project type, geographic location and risk profile, as well as access to a broad network of industry leaders.

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

Cost-efficient operators. In the past, our management team has shown an ability to drill wells in a cost-efficient way and to successfully integrate acquired assets without incurring significant increases in overhead.

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

Subsequent to the initial capitalization of Bandolier, Bandolier acquired, for $8,712,893 less a $407,161 claw back, all of the issued and outstanding equity of Spyglass Energy Group, LLC (“Spyglass”), the owner of oil and gas leases, leaseholds, lands, and options and concessions thereto located in Osage County, Oklahoma. Spyglass controlled a significant contiguous oil and gas acreage position in Northeastern Oklahoma, consisting of approximately 106,000 acres, with substantial original oil in place, stacked reservoirs, as well as exploratory and development opportunities that could be accessed through both horizontal and vertical drilling. Significant infrastructure was already in place including 32 square miles of 3-D seismic, 3 phase power, a dedicated sub-station as well as multiple oil producing horizontal wells.

The Company recorded the purchase of Spyglass by Bandolier using the acquisition method of accounting as specified in ASC 805 “Business Combinations.” This method of accounting requires the acquirer to (i) record purchase consideration issued to sellers in a business combination at fair value on the date control is obtained, (ii) determine the fair value of any non-controlling interest, and (iii) allocate the purchase consideration to alltangible and intangible assets acquired and liabilities assumed based on their acquisition date fair values. Further, the Company commenced reporting the results of Spyglass on a consolidated basis with those of the Company effective upon the date of the acquisition.

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

Proceeds from the amounts receivable from Fortis will not be available until such time as the Company has completed its evaluation of the Bandolier prospects, at which time the Redetermination will be performed. Subject to the terms and conditions of the Contribution Agreement, the Contribution Agreement provided for a redetermination of the fair market value of the Bandolier Interest at any time following the six month anniversary after the execution thereof (the “Redetermination”),  Upon a Redetermination, which has not occurred as of July 28, 2017, but is anticipated prior to December 31, 2017, in the event there is a shortfall from the valuation ascribed to the Bandolier Interest at the time of the Redetermination, as compared to the value ascribed to the Bandolier Interest in the Contribution Agreement, the Company will be required to provide Fortis with a cash payment in an amount equal to the shortfall.  If the Company is unable to deliver to Fortis the cash payment required after the Redetermination, if any, the board of directors of MegaWest shall have the right to exercise certain remedies against the Company, including a right to foreclose on the Company’s entire equity in MegaWest, which equity interest has been pledged to Fortis under the terms of the Contribution Agreement.  In the event of foreclosure, the Bandolier Interest would revert back to the Company, and the Company would record a loss for the amount of the notes receivable, interest in real estate rights, accounts receivable – related party, and any accrued interest.

Acquisition of Horizon Investments. On December 1, 2015, the Company entered into a conditional purchase agreement with Horizon Investments (as amended, the "Purchase Agreement"), pursuant to which the Company acquired, on May 3, 2016, (i) a 20% membership interest in Horizon Energy; (ii) certain promissory notes issued by Horizon Investments to the Company in the aggregate principal amount of $1.6 million (the "Horizon Notes"); (iii) approximately $690,000 held in escrow pending closing under the Purchase Agreement (the "Closing Proceeds"); and (iv) certain bank, investment and other accounts maintained by Horizon Investments, in an amount which, together with the principal amount of the Horizon Note and the Closing Proceeds, totaled not less than $5.0 million (collectively, the "Purchased Assets"). The consideration for the Purchased Assets was 11,564,249 shares of the Company's common stock, $0.00001 par value (“Common Stock”), which shares were issued to Horizon Investments at closing.

Recent Developments

$2.0 Million Secured Note Financing. On June 13, 2017, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with Petro Exploration Funding, LLC (“Funding Corp.”), pursuant to which the Company issued to Funding Corp. a senior secured promissory note to finance the Company’s working capital requirements (the “Note Financing”), in the principal amount of $2.0 million (“Secured Note”). As additional consideration for the Note Financing, the Company issued to Funding Corp. (i) a warrant to purchase 840,336 shares of the Company’s Common Stock (“Warrant”), and (ii) an overriding royalty interest equal to 2% in all production from the Company’s interest in the Company’s concessions located in Osage County, Oklahoma, currently held by Spyglass, pursuant to an Assignment of Overriding Royalty Interests (the “Assignment”).

The Secured Note accrues interest at a rate of 10% per annum, and matures on June 30, 2020. To secure the repayment of all amounts due under the terms of the Secured Note, the Company entered into a Security Agreement, pursuant to which the Company granted to Funding Corp. a security interest in all assets of the Company. The first interest payment will be due on June 1, 2018 and each six-month anniversary thereafter until the outstanding principal balance of the Secured Note is paid in full.

The Warrant is exercisable immediately upon issuance, for an exercise price per share equal to $2.38 per share, and shall terminate, if not previously exercised, five years from the date of issuance.

Scot Cohen, a member of the Company’s Board of Directors and a substantial stockholder of the Company, owns or controls 31.25% of Funding Corp.

Kern County Drilling Program Results. On July 18, 2017, the Company announced a new oil field discovery in its Sunset Boulevard prospect in Kern County, California upon successfully drilling the Cattani-Rennie 47X-15 exploration well (“CR 47X”). The CR 47X was drilled to a depth of approximately 8,500 feet and confirmed at least two commercially successful pay zones.   The discovery is currently being evaluated but initial results indicate significant reserve potential.  Following completion and production tests, the Company will announce development plans.  Several additional prospect wells are now being planned to be drilled in Kern County.

The Company owns a 19.25% interest in the Kern County field based on a 13.75% direct working interest and 5.5% indirect working interest through its 20% equity investment in Horizon Energy. Historically, since its 1933 discovery, this field has produced over 100 million barrels of oil and equivalents from six distinct reservoirs. The Company’s 3-D survey constitutes the first modern seismic data (including both 2-D and 3-D) acquired over this geologically complex field.

Osage County Drilling Program Results. On May 8, 2017, the Company announced a new oil field discovery in it’s 106,500-acre concession in Osage County, Oklahoma upon successfully drilling the Chat 2-11 exploration well. The Chat 2-11 was drilled to a depth of 2,800 feet into the Mississippian Chat. Initial results indicated up to 20 feet of oil productive formation. Following flow and fracking tests, the Company plans to confirm IP rates.

On May 30, 2017, the Company announced a second new oil field discovery in its’ 106,500-acre concession in Osage County, Oklahoma upon successfully drilling the Red Fork 1-3 exploration well. The Red Fork 1-3 was drilled to a depth of 2,800 feet into the Mississippian Chat. Initial results indicated up to 30 feet of oil productive formation. Following flow and fracking tests, the Company plans to confirm IP rates. These structures were identified utilizing 3D seismic technology, indicating a potential of up to 2.5 million barrels of oil.

The Company’s Osage County drilling program is the result of a Joint Exploration and Development Agreement (the “Exploration Agreement”), dated August 19, 2016, between Spyglass, a wholly owned subsidiary of Bandolier, Phoenix 2016, LLC (“Phoenix”) and Mackey Consulting & Leasing, LLC (“Mackey”). Pursuant to the Exploration Agreement, Phoenix and Mackey operates and provides certain services, including obtaining permits and providing technical services, at cost, in connection with a Phase I Development Program as agreed to by the parties (the “Phase I Program”).  Phoenix and Mackey shall earn a 25% working interest on all wells drilled in the Phase I Program.  Following success and completion of the Phase I Program, Phoenix and Mackey shall earn a 25% working interest in the Osage County, Oklahoma Concession held by Spyglass. Under the Exploration Agreement, Bandolier has agreed commit up to $2.1 million towards costs of the Phase I Program, at its sole discretion.

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

Employees

At April 30, 2017, we employed four full-time employees and no part-time employees. We also retained several consultants to provide both operational, investor relations and marketing support.

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

We have received a limited amount of revenues from operations and have limited assets. To date, we have acquired interests in oil and gas properties, but have only recently announced oil field discoveries with the potential to generate commerical revenues, although there can be no assurance that we will ever operate profitably. We have a limited operating history. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment.

Because we are small and have a limited amount of capital, we may have to limit our exploration activity which may result in a loss of your investment.

Because we are small and our capital available for operations is limited, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, existing reserves may go undiscovered. Without finding additional reserves, we cannot generate sufficient revenues and you will lose your investment.

We had cash and cash equivalents at April 30, 2017 and 2016 of $631,232 and $774,751, respectively. At April 30, 2017, we had working capital of approximately $25.5 million. Management believes that the current level of working capital is sufficient to maintain current operations for the next 12 months. To further develop the Company’s assets, and take advantage of the current depressed market for oil and gas assets, management currently intends to raise additional capital through debt and equity instruments.

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

We generated minimal total revenues of $26,603 and $87,939 for the years ended April 30, 2017 and 2016, respectively, the result of oil and gas sales, we incurred a net loss of $2,583,339 and $11,989,758 for the years ended April 30, 2017 and 2016, respectively. To date, we have acquired interests in oil and gas properties, but have only recently announced oil field discoveries with the potential to generate commercial revenues, although no assurances can be given that we will achieve or operate profitably. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

As our Larne Basin, Kern County and Oklahoma properties are in early stages of development, we may not be able to establish commercial reserves on these projects, and/or such projects may not result in sufficient reserves to fund future operations and/or development activities. Exploration for commercial reserves of oil is subject to a number of risk factors. Few of the properties that are explored are ultimately developed into producing oil and/or gas fields. Since we may not be able to establish commercial reserves, we are therefore considered to be an exploration stage company.

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

Consummation of the MegaWest Transaction resulted in a substantial increase in our assets and total revenue during the year ended April 30, 2016.  However, substantially all of these amounts are held by MegaWest and controlled by the board of directors of MegaWest, which consists of two members appointed by Fortis, and one by the Company.  The relative composition of the board of directors of MegaWest shall continue as long as Fortis has an equity interest in MegaWest.  In the event there is a shortfall from the valuation ascribed to the Bandolier Interest at the time of the Redetermination, as compared to the value ascribed to the Bandolier Interest in the Contribution Agreement, the Company will be required to provide Fortis with a cash payment in an amount equal to the shortfall, and any unfunded shortfall could result in the foreclosure on the Company’s entire equity interest in MegaWest, which equity interest has been pledged to Fortis.  No assurances can be given that the value of the Bandolier Interest will equal the valuation set forth in the Contribution Agreement, or if the value identified after the Redetermination is below the initial valuation, that we will be able to fund such shortfall. In the event the evaluation of the drilling prospects results in a Redetermination, the Company not be able to recover its notes receivable, interest in real estate rights, accounts receivable – related party, and any accrued interest. Our ability to recover such assets, or any requirement to fund a shortfall, will have a material and adverse effect on our operations and financial condition.

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

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Larne Basin

On January 19, 2016, Petro River UK Limited, ("Petro UK"), a wholly owned subsidiary of the Company, entered into a Farmout Agreement to acquire a 9% interest in Petroleum License PL 1/10 and P2123 (the “Larne Licenses”) located in the Larne Basin in Northern Ireland (the "Larne Transaction").  The two Larne Licenses, one onshore and one offshore, together encompass approximately 130,000 acres covering the large majority of the prospective Larne Basin.  The other parties to the Farmout Agreement are Southwestern Resources Ltd, a wholly owned subsidiary of Horizon Energy, which acquired a 16% interest, and Brigantes Energy Limited, which retained a 10% interest.  Third parties own the remaining 65% interest.

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

On July 18, 2017, the Company announced a new oil field discovery in its Sunset Boulevard prospect in Kern County, California upon successfully drilling the Cattani-Rennie 47X-15 exploration well (“CR 47X”). The CR 47X was drilled to a depth of approximately 8,500 feet and confirmed at least two commercially successful pay zones.   The discovery is currently being evaluated but initial results indicate significant reserve potential.  Following completion and production tests, the Company will announce development plans.  Several additional prospect wells are now being planned to be drilled in Kern County.

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

On May 8, 2017, the Company announced a new oil field discovery in its 106,500-acre concession in Osage County, Oklahoma upon successfully drilling the Chat 2-11 exploration well. The Chat 2-11 was drilled to a depth of 2,800 feet into the Mississippian Chat. Initial results indicated up to 20 feet of oil productive formation. Following flow and fracking tests, the Company plans to confirm IP rates.

On May 30, 2017, the Company announced a second new oil field discovery in its 106,500-acre concession in Osage County, Oklahoma upon successfully drilling the Red Fork 1-3 exploration well. The Red Fork 1-3 was drilled to a depth of 2,800 feet into the Mississippian Chat. Initial results indicated up to 30 feet of oil productive formation. Following flow and fracking tests, the Company plans to confirm IP rates. These structures were identified utilizing 3D seismic technology, indicating a potential of up to 2.5 million barrels of oil.

The Company has plans to drill an additional six wells on its Osage County, Oklahoma concessions during 2017.

The Osage County drilling program is the result of a Joint Exploration and Development Agreement (the “Exploration Agreement”), dated August 19, 2016, between Spyglass Energy Group, LLC (“Spyglass”), a wholly owned subsidiary of Bandolier Energy, LLC (“Bandolier”), Phoenix 2016, LLC (“Phoenix”) and Mackey Consulting & Leasing, LLC (“Mackey”). Pursuant to the Exploration Agreement, Phoenix and Mackey operates and provides certain services, including obtaining permits and providing technical services, at cost, in connection with a Phase I Development Program as agreed to by the parties (the “Phase I Program”).  Phoenix and Mackey shall earn a 25% working interest on all wells drilled in the Phase I Program.  Following success and completion of the Phase I Program, Phoenix and Mackey shall earn a 25% working interest in the Osage County, Oklahoma Concession held by Spyglass. Under the Exploration Agreement, Bandolier has agreed commit up to $2.1 million towards costs of the Phase I Program, at their sole discretion.

In connection with the $2.0 million secured note financing consummated on June 13, 2017, the Company issued an overriding royalty interest equal to 2% in all production from the Company’s interest in the Company’s concessions located in Osage County, Oklahoma.

Horizon Energy

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

As consideration for the Horizon Acquisition, and in accordance with the Purchase Agreement, as amended, the Company issued 11,564,249 shares of its Common Stock on the Closing Date, which amount included 1,395,916 additional shares of Common Stock in consideration for the additional cash, receivables and other assets reflected on Horizon Investment's balance sheet on the Closing Date.

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

Operational and Project Review

The following table summarizes the costs incurred in oil and gas property acquisition, exploration, and development activities for the Company for the years ended April 30, 2017 and 2016:
Cost	Oklahoma	Kansas	Missouri	Other (1)	Total
Balance, May 1, 2015	$6,935,000	$7,803,020	$918,991	$100,000	15,757,011
Additions	102,864	-	-	-	102,864
Disposals	(279,013)	(7,727,287)	-	-	(8,006,301)
Depreciation, depletion and amortization	(29,003)	(75,733)	-	-	(104,736)
Impairment of oil and gas assets	(5,951,622)	-	(918,991)	-	(6,870,613)
Balance, April 30, 2016	778,226	-	-	100,000	878,226
Additions	490,471	-	-	-	490,471
Disposals	-	-	-	-	-
Depreciation, depletion and amortization	(12,949)	-	-	-	(12,949)
Impairment of oil and gas assets	(20,942)	-	-	-	(20,942)
Balance, April 30, 2017	$1,234,806	$-	$-	$100,000	$1,334,806

(1) Other property consists primarily of four used steam generators and related equipment that will be assigned to future projects. As of April 30, 2017 and 2016, management concluded that impairment was not necessary as all other assets were carried at salvage value.

The above table excludes Larne Basin and Kern County assets of $761,444 which were not in operations as of April 30, 2017.

For the year ended April 30, 2017, the Company performed a ceiling test and recognized an impairment charge of $20,942 on the Oklahoma assets. For the year ended April 30, 2016, the Company performed a ceiling test and recognized impairment charges of $5,951,622 and $918,991 on the Oklahoma and Missouri assets, respectively.

Oil Wells, Properties, Operations, and Acreage

The following table sets forth the number of oil wells in which we held a working interest as of April 30, 2017 and 2016:

	Producing				Non-Producing
	April 30, 2017		April 30, 2016		April 30, 2017		April 30, 2016
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Kansas			-	-			-	-
Oklahoma	2	2	1	1	41	41	6	6
Missouri (1)			-	-			-	-
Kentucky (1)			-	-			-	-
Montana (1)			-	-			-	-
Texas (1)			-	-			-	-
Total	2	2	1	1	41	41	6	6

(1)	We acquired the predecessor assets of Petro River Oil Corporation on April 23, 2016. These assets are no longer in operation.

The following table sets forth the lease areas we have an interest in, by area, as of April 30, 2017 and 2016:

Project Areas	April 30, 2017		April 30, 2016
	Gross	Net	Gross	Net
Kansas	-	-	-	-
Larne Basin	130,000	26,000	130,000	11,700
Kern County	16,000	2,200	5,000	688
Oklahoma (2)	106,880	80,160	106,880	106,880
Missouri (1) (2)	-	-	-	-
Kentucky (1)	-	-	-	-
Texas (1)	-	-	-	-
Montana (1)	-	-	-	-
Total	252,880	108,360	241,880	119,268

(1)
We have no plans for any further material expenditure on these properties as a result of the legal acquirer’s prior drilling results and a lack of resources.
(2)
Management concluded that as of April 30, 2016, the Missouri assets were impaired by $918,991 and the Oklahoma assets were impaired by $5,951,622.

Oil and Natural Gas Reserves

Oil and natural gas information is provided in accordance with ASC Topic 932 - “Extractive Activities - Oil and Gas”.

The Company has approximately $2.0 million and $2.1 million in proven oil and gas reserves as of April 30, 2017 and 2016, respectively. For the year ended April 30, 2017 the reports by Pinnacle Energy Services, LLC (“Pinnacle”) covered 100% of the Company’s oil reserves.

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

	For the Years Ended April 30,
	2017	2016
Production volumes:
Oil (Bbls)	379	1,475
Natural gas (Mcf)	4,512	-
Total (Boe)	1,131	1,475
Average realized prices:
Oil (per Bbl)	$50.57	$52.92
Natural gas (per Mcf)	$1.64	$-
Total per Boe	$23.52	$52.92
Average production cost:	3,888
Total per Boe	$3.44	$252.91

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

Pearsonia West – Osage County, Oklahoma. The Company is pursuing its core strategy in this well-known basin, drilling vertical wells in relatively shallow conventional legacy reservoirs using modern 3-D seismic surveys. The Company has acquired approximately 106,000 acres in Osage County in an area that was the focus of a deeper horizontal play and is reprocessing 36 square miles of 3-D seismic data to refocus on a shallow (3,000 to 4,000 ft.) vertical program. The Company is targeting the Mississippian-aged Chert formation and Pennsylvanian-aged formations. Management projects estimated ultimate recovery at 50,000 barrels of oil per well. Pearsonia West is a low-cost conventional project surrounded by 800 million barrels of historical production. The Company plans to drill six vertical wells this year at a cost of $250,000 per well. The Company has drilled three wells as of July 5, 2017.

Kern County, California. The Kern County project, the re-development of a 100-million-barrel oil field, is currently progressing, beginning with the spudding of the Company’s Sunset Boulevard prospect in Kern County, California. On July 18, 2017, the Company announced a new oil field discovery in its Sunset Boulevard prospect upon successfully drilling the Cattani-Rennie 47X-15 exploration well (“CR 47X”). The CR 47X was drilled to a depth of approximately 8,500 feet and confirmed at least two commercially successful pay zones.   The discovery is currently being evaluated but initial results indicate significant reserve potential.  Following completion and production tests, the Company will announce development plans.  Several additional prospect wells are now being planned to be drilled in Kern County.

 Horizon Energy Projects

Denmark Offshore. The Denmark project is a prospective, underexplored oil basin on trend with the major oil and gas fields offshore in Norway and the United Kingdom. We are currently evaluating the four licenses awarded earlier this year to Ardent Oil Denmark (“Ardent”) (Horizon Energy owns 50% of Ardent). We are in final stages of interpreting the high-quality 3-D seismic survey we acquired last year.  Ardent will thereafter commence marketing efforts to farm-out the prospect to a major oil company.  The potential reserve target is in the range of 200,000,000 barrels of oil. The other three licenses are being high-graded and are in various stages of evaluation.  The goal is to advance them technically to a point at which we can solicit a larger company to either acquire new 3-D data and/or drill an exploration well on each.

Dorset, U.K. Onshore. The Dorset project is south of and adjacent to the giant Wytch Farm oil field, the largest onshore oil field in Western Europe, which has produced approximately 500 million barrels of oil and 175 billion cubic feet of natural gas since production first began in 1979. Horizon Energy was recently awarded two onshore blocks. Seven wells were previously drilled within the license area, including the first UK offshore well in 1963 on Lulworth Banks. Six of these wells encountered oil or gas shows and three flowed oil or gas on test. A new 3-D seismic survey is planned in 2017 over new blocks to more clearly image prospects/leads identified on older 2-D data.

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

On January 30, 2014, the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating CAD $759,000 (approximately USD $605,000 as of July 24, 2017). The Company filed a defense and on October 20, 2014, it filed a summary judgment application stating that the landlord’s claim is barred as it was commenced outside the 2-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of CAD $665,000 (approximately USD $530,000 as of July 24, 2017). The applications were heard on June 25, 2015 and the court allowed both the Company’s summary judgment application and the landlord’s amendment application.  Both of these orders were appealed though two levels of the Alberta courts and the appeals were dismissed at both levels. The net effect is that the landlord's claim for loss of prospective rent is to proceed. As of July 5, 2017, no new development has occurred since the appeals court ruling.

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

(c) On August 11, 2014, Martha Donelson and John Friend amended their complaint in an existing lawsuit by filing a class action complaint styled: Martha Donelson and John Friend, et al. v. United States of America, Department of the Interior, Bureau of Indian Affairs and Devon Energy Production, LP, et al., Case No. 14-CV-316-JHP-TLW, United States District Court for the Northern District of Oklahoma (the “Proceeding”).  The plaintiffs added as defendants twenty-seven specifically named operators, including Spyglass, a wholly owned Subsidiary of Bandolier Energy, LLC, as well as all Osage County lessees and operators who have obtained a concession agreement, lease or drilling permit approved by the Bureau of Indian Affairs (“BIA”) in Osage County allegedly in violation of National Environmental Policy Act (“NEPA”).  Plaintiffs seek a declaratory judgment that the BIA improperly approved oil and gas leases, concession agreements and drilling permits prior to August 12, 2014, without satisfying the BIA’s obligations under federal regulations or NEPA, and seek a determination that such oil and gas leases, concession agreements and drilling permits are void ab initio.  Plaintiffs are seeking damages against the defendants for alleged nuisance, trespass, negligence and unjust enrichment.  The potential consequences of such complaint could jeopardize the corresponding leases.

On October 7, 2014, Spyglass, along with other defendants, filed a Motion to Dismiss the August 11, 2014 Amended Complaint on various procedural and legal grounds. Following the significant briefing, the Court, on March 31, 2016, granted the Motion to Dismiss as to all defendants and entered a judgment in favor of the defendants against the plaintiffs. On April 14, 2016, Spyglass with the other defendants, filed a Motion seeking its attorneys’ fees and costs. Said motion remains pending. On April 28, 2016, the plaintiffs filed three motions: a Motion to Amend or Alter the Judgment; a Motion to Amend the Complaint; and a Motion to Vacate Order. On November 23, 2016, the Court denied all three of Plaintiffs’ motions.  On December 6, 2016, Plaintiffs filed a Notice of Appeal to the Tenth Circuit Court of Appeals.  That appeal is pending as of the effective date of this response. There is no specific timeline by which the Court of Appeals must render a ruling. Spyglass intends to continue to vigorously defend its interest in this matter.

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

The following table sets forth the quarterly average high and low bid prices per share for our Common Stock for the two most recently completed fiscal years in the period that ended on April 30, 2017.

Fiscal Year Ended	Common Stock
	High	Low
April 30, 2017
First Quarter	$3.48	$1.15
Second Quarter	$2.49	$1.30
Third Quarter	$1.15	$0.45
Fourth Quarter	$1.17	$0.74

April 30, 2016
First Quarter	$8.00*	$2.00*
Second Quarter	$3.26*	$1.80*
Third Quarter	$3.50*	$1.50*
Fourth Quarter	$3.45*	$2.00*

* Bid price reflects the 1-for-200 reverse split of our Common Stock, which reverse split took effect on December 7, 2015.

Holders

As of July 26, 2017, we had 153 holders of record of our registered Common Stock, and our Common Stock had a closing bid price of $2.20 per share.

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

Leveraging our management experience. The Company’s executive team, along with Horizon Energy, the Company’s operating partner, has extensive and proven experience in the oil and gas industry. We believe that the experience of our executive team will help reduce the time and cost associated with drilling and completing our conventional assets and potentially increasing recovery. Collectively, our management team and engineering professionals identify and evaluate acquisition opportunities, negotiate and close purchases and manage acquired properties.

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

Share Exchange.  On April 23, 2013, the Company executed and consummated a securities purchase agreement by and among the Company, Petro, and certain investors in Petro (the “Investors”), namely, the holders of outstanding secured promissory notes of Petro (the “Notes”), and those holding membership interests in Petro (the “Membership Interests”, and, together with the Notes, the “Acquired Securities”) sold by Petro (the “Share Exchange”). In the Share Exchange, the Investors exchanged their Acquired Securities for 591,021,011 newly issued shares of the Company's common stock, $0.00001 par value (“Common Stock”) (2,955,105 shares of Common Stock based on the December 2015 reverse stock split – see “Reverse Stock Split” below). Upon completion of the Share Exchange, Petro became a wholly owned subsidiary of the Company.

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

Subsequent to the initial capitalization of Bandolier, Bandolier acquired, for $8,712,893 less a $407,161 claw back, all of the issued and outstanding equity of Spyglass Energy Group, LLC (“Spyglass”), the owner of oil and gas leases, leaseholds, lands, and options and concessions thereto located in Osage County, Oklahoma. Spyglass controlled a significant contiguous oil and gas acreage position in Northeastern Oklahoma, consisting of approximately 106,000 acres, with substantial original oil in place, stacked reservoirs, as well as exploratory and development opportunities that could be accessed through both horizontal and vertical drilling. Significant infrastructure was already in place including 32 square miles of 3-D seismic, 3 phase power, a dedicated sub-station as well as multiple oil producing horizontal wells.

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

Subject to the terms and conditions of the Contribution Agreement, the Contribution Agreement provided for a redetermination of the fair market value of the Bandolier Interest at any time following the six month anniversary after the execution thereof (the “Redetermination”),  Upon a Redetermination, which has not occurred as of July 28, 2017, in the event there is a shortfall from the valuation ascribed to the Bandolier Interest at the time of the Redetermination, as compared to the value ascribed to the Bandolier Interest in the Contribution Agreement, the Company will be required to provide Fortis with a cash payment in an amount equal to the shortfall.  If the Company is unable to deliver to Fortis the cash payment required after the Redetermination, if any, the board of directors of MegaWest shall have the right to exercise certain remedies against the Company, including a right to foreclose on the Company’s entire equity in MegaWest, which equity interest has been pledged to Fortis under the terms of the Contribution Agreement.  In the event of foreclosure, the Bandolier Interest would revert back to the Company.

Acquisition of Horizon Investments. On December 1, 2015, the Company entered into a conditional purchase agreement with Horizon Investments (as amended, the "Purchase Agreement"), pursuant to which the Company acquired, on May 3, 2016, (i) a 20% membership interest in Horizon Energy; (ii) certain promissory notes issued by Horizon Investments to the Company in the aggregate principal amount of $1.6 million (the "Horizon Notes"); (iii) approximately $690,000 held in escrow pending closing under the Purchase Agreement (the "Closing Proceeds"); and (iv) certain bank, investment and other accounts maintained by Horizon Investments, in an amount which, together with the principal amount of the Horizon Note and the Closing Proceeds, totaled not less than $5.0 million (collectively, the "Purchased Assets"). The consideration for the Purchased Assets was 11,564,249 shares of the Company's Common Stock, which shares were issued to Horizon Investments at closing.

Recent Developments

$2.0 Million Secured Note Financing. On June 13, 2017, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with Petro Exploration Funding, LLC (“Funding Corp.”), pursuant to which the Company issued to Funding Corp. a senior secured promissory note to finance the Company’s working capital requirements (the “Note Financing”), in the principal amount of $2.0 million (“Secured Note”). As additional consideration for the Note Financing, the Company issued to Funding Corp. (i) a warrant to purchase 840,336 shares of the Company’s common stock, $0.00001 par value (“Common Stock”) (“Warrant”), and (ii) an overriding royalty interest equal to 2% in all production from the Company’s interest in the Company’s concessions located in Osage County, Oklahoma, currently held by Spyglass pursuant to an Assignment of Overriding Royalty Interests (the “Assignment”).

The Secured Note accrues interest at a rate of 10% per annum, and matures on June 30, 2020. To secure the repayment of all amounts due under the terms of the Secured Note, the Company entered into a Security Agreement, pursuant to which the Company granted to Funding Corp. a security interest in all assets of the Company. The first interest payment will be due on June 1, 2018 and each six-month anniversary thereafter until the outstanding principal balance of the Secured Note is paid in full.

The Warrant is exercisable immediately upon issuance, for an exercise price per share equal to $2.38 per share, and shall terminate, if not previously exercised, five years from the date of issuance.

Scot Cohen, a member of the Company’s Board of Directors and a substantial stockholder of the Company, owns or controls 31.25% of Funding Corp.

Kern County Drilling Program Results. On July 18, 2017, the Company announced a new oil field discovery in its Sunset Boulevard prospect in Kern County, California upon successfully drilling the Cattani-Rennie 47X-15 exploration well (“CR 47X”). The CR 47X was drilled to a depth of approximately 8,500 feet and confirmed at least two commercially successful pay zones.   The discovery is currently being evaluated but initial results indicate significant reserve potential.  Following completion and production tests, the Company will announce development plans.  Several additional prospect wells are now being planned to be drilled in Kern County.

The Company owns a 19.25% interest in the Kern County field based on a 13.75% direct working interest and 5.5% indirect working interest through its 20% equity investment in Horizon Energy. Historically, since its 1933 discovery, this field has produced over 100 million barrels of oil and equivalents from six distinct reservoirs. The Company’s 3-D survey constitutes the first modern seismic data (including both 2-D and 3-D) acquired over this geologically complex field.

Osage County Drilling Program Results. On May 8, 2017, the Company announced a new oil field discovery in its 106,500-acre concession in Osage County, Oklahoma upon successfully drilling the Chat 2-11 exploration well. The Chat 2-11 was drilled to a depth of 2,800 feet into the Mississippian Chat. Initial results indicated up to 20 feet of oil productive formation. Following flow and fracking tests, the Company plans to confirm IP rates.

On May 30, 2017, the Company announced a second new oil field discovery in its 106,500-acre concession in Osage County, Oklahoma upon successfully drilling the Red Fork 1-3 exploration well. The Red Fork 1-3 was drilled to a depth of 2,800 feet into the Mississippian Chat. Initial results indicated up to 30 feet of oil productive formation. Following flow and fracking tests, the Company plans to confirm IP rates. These structures were identified utilizing 3D seismic technology, indicating a potential of up to 2.5 million barrels of oil.

The Company’s Osage County drilling program is the result of a Joint Exploration and Development Agreement (the “Exploration Agreement”), dated August 19, 2016, between Spyglass, a wholly owned subsidiary of Bandolier, Phoenix 2016, LLC (“Phoenix”) and Mackey Consulting & Leasing, LLC (“Mackey”). Pursuant to the Exploration Agreement, Phoenix and Mackey operates and provides certain services, including obtaining permits and providing technical services, at cost, in connection with a Phase I Development Program as agreed to by the parties (the “Phase I Program”).  Phoenix and Mackey shall earn a 25% working interest on all wells drilled in the Phase I Program.  Following success and completion of the Phase I Program, Phoenix and Mackey shall earn a 25% working interest in the Osage County, Oklahoma Concession held by Spyglass. Under the Exploration Agreement, Bandolier has agreed commit up to $2.1 million towards costs of the Phase I Program, at its sole discretion.

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

Financial Condition and Results of Operations

For the Years Ended April 30, 2017 and 2016:

Oil and Natural Gas Sales

During the year ended April 30, 2017, the Company recognized $26,603 in oil and gas sales compared to $87,939 for the year ended April 30, 2016. The overall decrease in sales of $61,336 is primarily due to the decrease in operations and shut-in wells in light of the challenging oil price environment. The Company has drilled four exploratory wells and is re-completing certain existing wells, each located in Osage County, Oklahoma and Kern County, California.  Given current oil and gas prices, management does not currently anticipate deriving material revenue from existing oil and gas assets in the short-term; provided, however, in the event oil and gas prices rise from current levels, or in the event the Company confirms IP rates following completion and production of its recently drilled exploratory wells, resulting in proven reserves that can be extracted profitably at current oil and gas prices, management anticipates the resumption of oil and gas sales, although no assurances can be given.

Lease Operating Expenses

During the year ended April 30, 2017, lease operating expenses were $48,578, as compared to lease operating expenses of $373,028 for the year ended April 30, 2016. The overall decrease in lease operating expense of $324,450 is primarily attributable to management’s commitment to substantially reduce operating expense in light of the current challenging oil price environment.

(Gain) Loss on Sale of Oil and Gas Assets

During the year ended April 30, 2017, the Company assigned its leaseholds covering approximately 320 acres in Missouri to third party in furtherance of the Company’s corporate strategy to divest its legacy assets. In conjunction with the assignment, the Company recorded a gain of $216,850. During the year ended April 30, 2016, the Company recorded a loss of $7,519,460 in connection with the divestiture of Kansas oil and gas properties.

Impairment of Oil and Gas Assets

The Company assesses all items classified as unproved property on an annual basis for possible impairment. The Company assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: land relinquishment; intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. Significant changes in these factors could reduce our estimates of future net proceeds and accordingly could result in an impairment of our oil and gas assets. During the year ended April 30, 2017, the Company reviewed the oil and gas assets for impairment and recognized an impairment charge of $20,942 on the Oklahoma properties. During the year ended April 30, 2016, the Company reviewed the oil and gas assets for impairment and recognized an impairment charge of $6,870,613 on the Oklahoma and Missouri properties.

Impairment of Intangible Assets

The Company assesses all items classified as intangible assets on an annual basis for possible impairment. During the years ended April 30, 2017 and 2016, the Company reviewed the intangible assets for impairment and recognized an impairment charge of $0 and $2,082,941, respectively.

General and Administrative Expense

General and administrative expense for the year ended April 30, 2017 was $4,107,795, as compared to $3,103,358 for the year ended April 30, 2016.  The increase was primarily attributable to increases in salaries and benefits, professional fees and office and administrative expenses.  These changes are outlined below:

	For the Year Ended	For the Year Ended
	April 30, 2017	April 30, 2016
Salaries and benefits	$2,446,391	$1,969,001
Professional fees	1,092,644	857,248
Office and administrative	568,760	276,059
Information technology	-	1,050

Total	$4,107,795	$3,103,358

Salaries and benefits include non-cash stock-based compensation of $2,178,716 for year ended April 30, 2017 compared to $1,593,349 for the year ended April 30, 2016. The increase in stock-based compensation of $585,367 from the prior year was due to an increase in the number of option awards expensed during the current year. General and administrative expenses increased due to (i) significant increases in professional fees incurred during the implementation of the Company’s business plan; (ii) as well as increased marketing and investor relations expenses. We also experienced higher legal expenses relating to transactional and other corporate activities during the year ended April 30, 2017.

Interest Income (Expense)

During the year ended April 30, 2017, the Company recognized interest income of $628,956 compared to interest income of $174,458 for the year ended April 30, 2016. The income received in the 2017 and 2016 years is primarily attributable to $627,275 and $170,653, respectively, of interest income accrued on the related party notes receivable.

Net Gain on Interests in Real Estate Rights

During the year ended April 30, 2017, the Company recognized $1,689,274 net gain on its interest in real estate rights compared to $10,474,713 for the year ended April 30, 2016. The net gain on interest in real estate rights was due to the sale of four and 25 condominium units, respectively, by Fortis and the resulting profits which were assigned to MegaWest pursuant to the Contribution Agreement, less the book value recorded by MegaWest.

Liquidity and Capital Resources

At April 30, 2017, the Company had working capital of approximately $25.5 million, of which approximately $24.8 million, $2.1 million and $0.3 million is attributable to several notes receivable from a related party, an account receivable from a related party, and the Company’s interest in certain real estate rights, respectively. The notes receivable, account receivable and the Company’s interest in real estate rights are assets held by MegaWest, the Company’s 58.51% owned subsidiary, and are controlled by MegaWest’s board of directors, consisting of two members appointed by Fortis, and one by the Company.  The relative composition of the board of directors of MegaWest shall continue as long as Fortis has an equity interest in MegaWest. The Company expects to receive these funds upon the maturity date and intends to and use the proceeds to fund the development of the Company’s interest in the Bandolier prospects.

Proceeds from the amounts receivable from Fortis will not be available until such time as the Company has completed its evaluation of the Bandolier prospects, at which time the Redetermination will be performed. In the event there is a shortfall from the valuation ascribed to the Bandolier Interest at the time of the Redetermination, as compared to the value ascribed to the Bandolier Interest in the Contribution Agreement, the Company will be required to provide Fortis with a cash payment in an amount equal to the shortfall, and any unfunded shortfall will likely result in the foreclosure on all or a portion of the Company’s entire equity interest in MegaWest, which equity interest has been pledged to Fortis.  No assurances can be given that the value of the Bandolier Interest will equal the valuation set forth in the Contribution Agreement, or if the value identified after the Redetermination is below the initial valuation, that we will be able to fund such shortfall. Any requirement to fund a shortfall will have a material and adverse effect on our operations and financial condition.

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

As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. In addition, the Company has a limited operating history.  At April 30, 2017, the Company had cash and cash equivalents of approximately $0.6 million. The Company’s primary source of operating funds since inception has been equity financings, as well as through the consummation of the Horizon Acquisition. Subsequent to April 30, 2017, on June 13, 2017, the Company consummated the Note Financing, pursuant to which the Company entered into the Purchase Agreement with Funding Corp. resulting in the issuance to Funding Corp. of the Secured Note to finance the Company’s short-term working capital requirements, in the principal amount of $2.0 million. While management believes that the current level of working capital is sufficient to maintain current operations as well as the planned added operations for the next 12 months, management intends to raise capital through debt and equity instruments in order to execute its business and operating plans. Management can provide no assurances that the Company will be successful in its capital raising efforts. In order to conserve capital, from time to time, management may defer certain development activity.

To address the current challenging oil and gas environment, and in order to increase the value of the Company’s oil and gas assets, management has also curtailed certain oil and gas operations, and focused on the Company’s Horizon Acquisition. In addition to the Horizon Acquisition, the MegaWest Transaction, and current drilling programs in Osage County, Oklahoma and Kern County, California, the Company is also exploring farm in and joint venture opportunities for its oil and gas assets as well other opportunities to increase shareholder value. No assurances can be given that management will be successful.

Operating Activities

During the year ended April 30, 2017, operating activities resulted in cash used of $2,219,980, as compared to $1,767,151 used in operating activities during the year ended April 30, 2016. The Company incurred a net loss during the year ended April 30, 2017 of $2,583,339 as compared to a loss of $11,989,758 for the year ended April 30, 2016. For year ended April 30, 2017, the net loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and accretion of asset retirement obligation, impairment of oil and gas assets, and the deferred tax liability. Cash provided by operations was also influenced by changes in accounts receivable, accrued interest on notes receivable, prepaid expenses and accounts payable and accrued expenses. For the year ended April 30, 2016, the net loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and amortization, accretion of asset retirement obligation, impairment of oil and gas assets, impairment of intangible assets, loss on sale of equipment and the deferred tax liability. Cash used in operations was also influenced by changes in accounts receivable, prepaid expenses and accounts payable and accrued expenses.

Investing Activities

Investing activities during the year ended April 30, 2017 resulted in cash provided of $1,900,461, as compared to cash used of $68,641 during the year ended April 30, 2016. During the year ended April 30, 2017, the Company received proceeds of $6,900,228 from its interest in real estate rights, as compared to $18,369,000 during the year ended April 30, 2016. As a part of the arrangement with Fortis, the majority of the proceeds were then loaned to Fortis in the form of notes receivable agreements with Fortis for $6,938,382 during the year ended April 30, 2017, compared to $17,848,000 during the year ended April 30, 2016.

During the year ended April 30, 2017, the Company incurred $487,857 of expenditures on oil and gas assets compared to $102,864 of expenditures on oil and gas assets as part of the Bandolier acquisition. During the year ended April 30, 2017, the Company received cash of $0 and $0 from the disposal of oil and gas assets and equipment, respectively, as compared to receiving cash of $279,013 and $60,000 during the year ended April 30, 2016, respectively.

Financing Activities

Financing activities during the year ended April 30, 2017 resulted in cash provided of $176,000, as compared to $1.6 million during the year ended April 30, 2016. The cash provided during the year ended April 30, 2017 was related to a contribution received from the Company’s non-controlling interest partners in Bandolier from a mandatory capital request. On August 8, 2016, Bandolier’s Board of Managers approved a capital call of $1.25 million due per extension to April 30, 2017 to fund certain re-completions and test wells to be drilled in Osage county. MegaWest Kansas’ portion of the capital call is $625,000, of which it has funded $483,163 and $141,838 is due on or prior to April 30, 2017. Pearsonia West’s portion of the capital call is $550,000, of which it has funded $176,000 and $374,000 is due on or prior to April 30, 2017. Ranger Station has elected not to fund its capital call amount of $75,000. As a result, Ranger Station has forfeited its 6% interest in Bandolier and such interest has been allocated pro rata between MegaWest Kansas and Pearsonia West as of April 30, 2017.

Capitalization

The number of outstanding shares and the number of shares that could be issued if all Common Stock equivalents are converted to shares is as follows:

As of	April 30, 2017	April 30, 2016
Common shares	15,827,921	4,263,711
Stock Options	2,599,682	743,050
Stock Purchase Warrants	133,333	133,333
	18,560,936	5,140,094

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 3 to the annual consolidated financial statements for the year ended April 30, 2017 and 2016. The consolidated financial statements are prepared in conformity with U.S. GAAP.

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

Interest in Real Estate Rights

Fortis contributed profit realized from future sale of these properties to MegaWest, pursuant to the terms and conditions of the Contribution Agreement, as a part of the MegaWest Transaction. As we do not know the price at which the real estate will be sold, the rights are stated on the consolidated balance sheet as of April 30, 2017 and 2016 at the cost basis of Fortis.

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

At April 30, 2017 and 2016, the Company has approximately $3,442,724 and $2,501,209, respectively, of liabilities for uncertain tax positions. Interpretation of taxation rules relating to net operating loss utilization in real estate transactions give rise to uncertain positions. In connection with the uncertain tax position, there was no interest or penalties recorded as the position is expected but the tax returns are not yet due.

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

ITEM 7A. QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statement pages beginning on page F-1 comprising a portion of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES TO DISCUSS

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of April 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2017 due to a material weakness in our internal control over financial reporting, as discussed below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 in Internal Control Integrated Framework. Based on that evaluation under this framework, our management concluded that as of April 30, 2017, our internal control over financial reporting was not effective because of the following material weaknesses in our internal control over financial reporting:

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

Changes to Internal Controls and Procedures for Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting that were identified in connection with such evaluation that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. To begin remediating the material weakness identified in internal control over financial reporting of the Company, the Company engaged Brio Financial Group and appointed its Managing Member, David Briones, to act as the Company’s Chief Financial Officer on August 15, 2013. During the year ended April 30, 2017, Management intended to hire additional accounting staff, and operational and administrative executives. However, with the lack of resources these hires were delayed until which time financing is received.  Management intends to prepare and implement sufficient written policies and checklists to remedy the material weaknesses identified above.

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our definitive proxy statement for our 2017 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 11.
EXECUTIVE COMPENSATION

The information required by this item will be set forth in our definitive proxy statement for our 2017 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this item will be set forth in our definitive proxy statement for our 2017 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our definitive proxy statement for our 2017 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in our definitive proxy statement for our 2017 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

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

10.2 (8)	Amended and Restated 2012 Equity Compensation Plan
10.3 (7)	Assignment and Assumption Agreement, dated as of May 30, 2014, by and between Bandolier Energy, LLC and PO1, LLC
10.4 (7)	Agreement, dated as of May 30, 2014, by and between Petro River Oil Corp. and Pearsonia West Investment Group, LLC
10.5 (2)	Employment Agreement, by and between Petro River Oil Corp. and Scot Cohen, dated April 23, 2013
10.6 (4)	Amendment No. 1 to the Employment Agreement, by and between Petro River Oil Corp. and Scot Cohen, dated November 20, 2013
10.7 (5)	Employment Agreement, by and between Petro River Oil Corp. and Ruben Alba, dated November 22, 2013
10.8 (5)	Employment Agreement, by and between Petro River Oil Corp. and Gary Wilkey, dated November 22, 2013
10.9 (5)	Employment Agreement, by and between Petro River Oil Corp. and Luis Vierma, dated November 22, 2013
10.10 (5)	Employment Agreement, by and between Petro River Oil Corp. and Daniel Smith, dated November 22, 2013
10.11 (2)	Form of Securities Purchase Agreement, dated April 23, 2013
10.12 (6)	Securities Purchase Agreement, by an between Petro River Oil Corp. and Petrol Lakes Holding Limited, dated December 12, 2013
10.13 (7)	Form of Bandolier Energy LLC Subscription Agreement, dated May 30, 2014
10.14 (7)	Securities Purchase Agreement, by and between Spyglass Energy Group, LLC, Nadel and Gussman, LLC, Charles W. Wickstrom, Shane E. Matson and Bandolier Energy, LLC, dated January 1, 2014
10.15 (7)	Assignment and Assumption Agreement, by an between Bandolier Energy, LLC and PO1, LLC, dated May 30, 2014
10.16 (7)	Agreement, by and between Petro River Oil Corp. and Pearsonia West Investment Group, LLC, dated May 30, 2014
10.17 (9)	Asset Purchase Agreement by and among Petro River Oil Corp, Petro Spring I, LLC, Havelide GTL LLC and certain shareholders, dated February 18, 2015.

10.18 (9)	Employment Agreement by and between the Company and Stephen Boyd, dated February 18, 2015
10.19 (9)	Form of Warrant
10.20 (10)	Asset Purchase Agreement by and among Petro River Oil Corp, Petro Spring II, LLC, Coalthane Tech LLC and certain shareholders, dated February 27, 2015.
10.21 (16)	Contribution Agreement, by and between Petro River Oil Corp., Megawest Energy Kansas Corporation and Fortis Property Group, dated October 30, 2015, effective October 15, 2015.
10.22 (16)	Employment Agreement, by and between Petro River Oil Corp. and Stephen Brunner, dated October 30, 2015.
10.23 (13)	Conditional Purchase Agreement, by and between Petro River Oil Corp. and Horizon I Investments, LLC, dated December 1, 2015.
10.24 (13)	Form of Escrow Agreement
10.25 (13)	Non-Recourse Note, by and between Petro River Oil Corp. and Horizon I Investments, LLC, dated December 1, 2015.
10.26 (11)	Farm-Out Agreement, dated January 19, 2016.
10.27 (11)	Escrow Agreement, dated January 18, 2016.
10.28 (11)	Non-Recourse Promissory Note, in the principal amount of $750,000, dated January 13, 2016.
10.29 (12)	Assignment of Oil and Gas Lease, by and between MegaWest Energy Missouri Corp. and Paluca Petroleum, Inc., dated July 11, 2016.
10.30 (15)	Asset Purchase and Sale and Exploration Agreement, dated March 4, 2016.
10.31 (17)	Securities Purchase Agreement, dated June 13, 2017.
10.32 (18)	Form of Warrant, dated June 13, 2017.
10.33 (19)	Security Agreement, dated June 13, 2017.
10.34 (20)	Assignment of Overriding Royalty Interests, dated June 13, 2017.
10.35 (21)	Promissory Note, dated June 13, 2017.
14.1 (3)	Code of Business Conduct and Ethics
21.1 (2)	Subsidiaries
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached hereto
(1)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 13, 2012.
(2)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on April 29, 2013.
(3)	Incorporated by reference to our Transition Report on Form 10-K filed with the Securities and Exchange Commission on August 28, 2013.
(4)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on November 22, 2013.
(5)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on November 27, 2013.
(6)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on December 16, 2013.
(7)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 5, 2014.
(8)	Incorporated by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 13, 2014.

(9)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 23, 2015.
(10)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on March 5, 2015.
(11)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on January 20, 2016.
(12)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 13, 2016.
(13)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on December 7, 2015.
(14)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 20, 2016.
(15)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on March 10, 2016.
(16)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on November 5, 2015.
(17)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 16, 2017.
(18)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 16, 2017.
(19)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 16, 2017.
(20)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 16, 2017.
(21)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 16, 2017.

PETRO RIVER OIL CORP.
FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Petro River Oil Corp.
New York, New York

We have audited the accompanying consolidated balance sheets of Petro River Oil Corp. as of April 30, 2017 and 2016 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of Petro River Oil Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petro River Oil Corp. as of April 30, 2017 and 2016 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
July 31, 2017

Petro River Oil Corp. and Subsidiaries
Consolidated Balance Sheets

	As of
	April 30, 2017	April 30, 2016
Assets
Current Assets:
Cash and cash equivalents	$631,232	$774,751
Certificate of deposit - restricted	-	80,803
Accounts receivable - oil and gas	8,423	903
Accounts receivable - real estate - related party	2,123,175	4,829,693
Accrued interest on notes receivable - related party	797,710	170,653
Interest in real estate rights	309,860	2,820,402
Prepaid expenses and other current assets	207,831	24,967
Prepaid oil and gas asset development costs	613,480	844,131
Notes receivable - related party, current portion	24,786,382	-
Total Current Assets	29,478,093	9,546,303

Oil and gas assets, full cost method
Costs subject to amortization, net	1,234,806	778,226
Costs not being amortized, net	858,830	100,000
Property, plant and equipment, net of accumulated depreciation
of $184,140 and $308,223, respectively	1,582	2,341
Investment in Horizon Energy Partners	1,213,000	-
Notes receivable - related party	-	17,848,000
Other assets	17,133	53,778
Total Long-term Assets	3,325,351	18,782,345
Total Assets	$32,803,444	$28,328,648

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$120,233	$206,780
Deferred tax liability	3,442,724	2,501,209
Notes payable - related party	-	1,600,000
Asset retirement obligations, current portion	406,403	561,958
Total Current Liabilities	3,969,360	4,869,947

Long-term Liabilities:
Asset retirement obligations, net of current portion	152,293	201,104
Total Long-term Liabilities	152,293	201,104

Total Liabilities	4,121,653	5,071,051

Commitments and contingencies

Equity:
Preferred shares - 5,000,000 authorized; par value $0.00001; 0 shares issued and outstanding	-	-
Preferred B shares - 29,500 authorized; par value $0.00001; 0 shares issued and outstanding	-	-
Common shares - 100,000,000 authorized; par value $0.00001; 15,827,921 and 4,263,672 issued and outstanding, respectively	158	43
Additional paid-in capital	46,681,073	38,849,655
Accumulated deficit	(30,609,910)	(27,643,419)
Total Petro River Oil Corp. Equity	16,071,321	11,206,279
Non-controlling interests	12,610,470	12,051,318
Total Equity	28,681,791	23,257,597
Total Liabilities and Equity	$32,803,444	$28,328,648

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended
Operations	April 30, 2017	April 30, 2016
Revenues
Oil and natural gas sales	$26,603	$87,939
Total Revenues	26,603	87,939

Operating Expenses
Lease operating expenses	48,578	373,028
Depreciation, depletion and accretion	25,922	161,326
Amortization of intangible assets	-	120,452
Gain on sale of equipment	-	(5,519)
(Gain) loss on sale of oil and gas assets	(216,580)	7,519,460
Impairment of oil and gas assets	20,942	6,870,613
Impairment of intangible assets	-	2,082,941
General and administrative	4,107,795	3,103,358
Total Operating Expenses	3,986,657	20,225,659

Operating Loss	(3,960,054)	(20,137,720)

Other Income (Expense)
Interest income (expense) – net	628,956	174,458
Net gain on real estate rights	1,689,274	10,474,713
Other Income	2,318,230	10,649,171

Net Loss Before Income Tax Provision	(1,641,824)	(9,488,549)

Income Tax Provision	941,515	2,501,209

Net Loss	(2,583,339)	(11,989,758)

Net Income (Loss) Attributable to Non-controlling Interests	383,152	(996,825)

Net Loss Attributable to Petro River Oil Corp. shareholders	$(2,966,491)	$(10,992,933)

Basic and Diluted Net Loss Per Common Share	$(0.19)	$(2.58)

Weighted average number of common shares outstanding
Basic and diluted	15,732,949	4,260,670

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
 For the Years Ended April 30, 2017 and 2016

	Common	Common	Additional Paid-in	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at May 1, 2015	4,259,506	43	31,115,291	$(16,650,486)	3,644,776	18,109,624

Stock-based compensation	4,166	-	1,593,349	-	-	1,593,349

Contribution of interest in joint venture	-	-	6,141,015	-	9,403,367	15,544,382

Net loss	-	-	-	(10,992,933)	(996,825)	(11,989,758)

Balance at April 30, 2016	4,263,672	$43	$38,849,655	$(27,643,419)	$12,051,318	$23,257,597

Stock-based compensation	-	-	2,178,716	-	-	2,178,716

Acquisition of Horizon Investments	11,564,249	115	5,652,702	-	-	5,652,817

Non-controlling interest contribution	-	-	-	-	176,000	176,000

Net income (loss)	-	-	-	(2,966,491)	383,152	(2,583,339)

Balance at April 30, 2017	15,827,921	$158	$46,681,073	$(30,609,910)	$12,610,470	$28,681,791

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended
	April 30, 2017	April 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,583,339)	$(11,989,758)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and accretion	25,922	161,326
Amortization of intangibles	-	120,452
Stock-based compensation	2,178,716	1,593,349
Impairment of oil and gas assets	20,942	6,870,613
Impairment of intangible assets	-	2,082,941
(Gain) loss on sale of oil and gas assets	(216,580)	7,519,460
Gain on sale of equipment	-	(5,519)
Net gain on interest in real estate rights	(1,689,274)	(10,474,713)
Deferred income tax expense	941,515	2,501,209
Changes in operating assets and liabilities:
Accounts receivable - oil and gas	(7,520)	41,785
Accounts receivable - real estate - related party	6,106	-
Accrued interest on notes receivable - related party	(627,057)	(170,653)
Prepaid expenses and other assets	(182,864)	27,804
Accounts payable and accrued expenses	(86,547)	(45,447)
Net Cash Used in Operating Activities	(2,219,980)	(1,767,151)

Cash Flows From Investing Activities:
Cash received from the acquisition of Horizon Investments	3,364,817	-
Proceeds from the sale of interest in real estate rights	6,900,228	18,369,000
Issuance of notes receivable - related party	(6,938,382)	(17,848,000)
Change in reclamation deposit	-	44,197
Prepaid oil and gas development assets	(505,147)	(844,131)
Capitalized expenditures on oil and gas assets	(487,857)	(102,864)
Cash received upon disposal of oil and gas assets	-	279,013
Proceeds from sale of equipment	-	60,000
Cash paid for cost method investment	(525,000)	-
Deposit (paid) received	91,802	(25,856)
Net Cash Provided by (Used in) Investing Activities	1,900,461	(68,641)

Cash Flows From Financing Activities:
Proceeds from notes payable - related party	-	1,600,000
Cash received from non-controlling interest contribution	176,000	-
Net Cash Provided by Financing Activities	176,000	1,600,000

Change in cash and cash equivalents	(143,519)	(235,792)

Cash and cash equivalents, beginning of year	774,751	1,010,543
Cash and cash equivalents, end of year	$631,232	$774,751

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$34,052	$14,482
Interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest in real estate rights contributed by non-controlling interest	$-	$15,544,382
Reclassification from prepaid oil and gas development costs to oil and gas assets not being amortized	$761,444	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest in real estate rights contributed by non-controlling interest	$-	$15,544,382
Reclassification from prepaid oil and gas development costs to oil and gas assets not being amortized	$761,444	$-

The accompanying notes are an integral part of these consolidated financial statements.

PETRO RIVER OIL CORP. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

1.	Organization

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

Recent Developments

$2.0 Million Secured Note Financing. On June 13, 2017, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with Petro Exploration Funding, LLC (“Funding Corp.”), pursuant to which the Company issued to Funding Corp. a senior secured promissory note to finance the Company’s working capital requirements, in the principal amount of $2.0 million (“Secured Note”). As additional consideration for the note financing, the Company issued to Funding Corp. (i) a warrant to purchase 840,336 shares of the Company’s common stock, $0.00001 par value, and (ii) an overriding royalty interest equal to 2% in all production from the Company’s interest in the Company’s concessions located in Osage County, Oklahoma, currently held by Spyglass pursuant to an Assignment of Overriding Royalty Interests.

The Secured Note accrues interest at a rate of 10% per annum, and matures on June 30, 2020. To secure the repayment of all amounts due under the terms of the Secured Note, the Company entered into a Security Agreement, pursuant to which the Company granted to Funding Corp. a security interest in all assets of the Company. The first interest payment will be due on June 1, 2018 and each six-month anniversary thereafter until the outstanding principal balance of the Secured Note is paid in full.

The warrant is exercisable immediately upon issuance, for an exercise price per share equal to $2.38 per share, and shall terminate, if not previously exercised, five years from the date of issuance.

Scot Cohen, a member of the Company’s Board of Directors and a substantial stockholder of the Company, owns or controls 31.25% of Funding Corp.

Kern County Drilling Program Results. On July 18, 2017, the Company announced a new oil field discovery in its Sunset Boulevard prospect in Kern County, California upon successfully drilling the Cattani-Rennie 47X-15 exploration well (“CR 47X”).  The discovery is currently being evaluated but initial results indicate significant reserve potential.  Following completion and production tests, the Company will announce development plans.  Several additional prospect wells are now being planned to be drilled in Kern County.

The Company owns a 19.25% interest in the Kern County field based on a 13.75% direct working interest and 5.5% indirect working interest through its 20% equity investment in Horizon Energy.

Osage County Drilling Program Results. On May 8, 2017, the Company announced a new oil field discovery in its 106,500-acre concession in Osage County, Oklahoma upon successfully drilling the Chat 2-11 exploration well.

On May 30, 2017, the Company announced a second new oil field discovery in its 106,500-acre concession in Osage County, Oklahoma upon successfully drilling the Red Fork 1-3 exploration well.

The Company’s Osage County drilling program is the result of a Joint Exploration and Development Agreement (the “Exploration Agreement”), dated August 19, 2016, between Spyglass, a wholly owned subsidiary of Bandolier, Phoenix 2016, LLC (“Phoenix”) and Mackey Consulting & Leasing, LLC (“Mackey”). Pursuant to the Exploration Agreement, Phoenix and Mackey operates and provides certain services, including obtaining permits and providing technical services, at cost, in connection with a Phase I Development Program as agreed to by the parties (the “Phase I Program”).  Phoenix and Mackey shall earn a 25% working interest on all wells drilled in the Phase I Program.  Following success and completion of the Phase I Program, Phoenix and Mackey shall earn a 25% working interest in the Osage County, Oklahoma Concession held by Spyglass. Under the Exploration Agreement, Bandolier has agreed commit up to $2.1 million towards costs of the Phase I Program, at its sole discretion.

Reverse Stock Split. At its Annual Meeting held on September 20, 2016, the Company’s shareholders approved a resolution to authorize the Company’s Board of Directors, in its sole and absolute discretion, to amend the Company’s Certificate of Incorporation to implement a reverse stock split of our common stock, at a ratio of not less than 1-for-2, and not greater than 1-for-10, within one year from the date of the Annual Meeting, with the exact ratio to be determined by the Board of Directors. The Board of Directors has not determined the ratio, and does not currently intend to execute the reverse split until such time as the Company lists its shares of common stock on the NASDAQ Stock Market.

2.	Basis of Preparation

The consolidated financial statements and accompanying footnotes are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its wholly owned and majority owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

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

As of April 30, 2017 and 2016, restricted cash consisted of a certificate of deposit in the amount of $0 and $80,803, respectively, which had an annual interest rate of 0.5% and maturity date of March 13, 2017.

(c)	Receivables:

Receivables that management has the intent and ability to hold for the foreseeable future shall be reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts. Losses from uncollectible receivables shall be accrued when both of the following conditions are met: (a) Information available before the financial statements are issued or are available to be issued indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) The amount of the loss can be reasonably estimated. These conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, an accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews individually each receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses, if any.

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

The allowance for doubtful accounts at April 30, 2017 and 2016 was $0.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. As of April 30, 2017 and 2016, management engaged a third party to perform an independent study of the oil and gas assets. Management concluded that as of April 30, 2016, the Missouri assets were impaired by $918,991 and the Oklahoma assets were impaired by $5,951,622. The Company recorded total impairment of $20,942 and $6,870,613 to the consolidated statements of operations for the years ended April 30, 2017 and 2016, respectively.

Proved Oil and Gas Reserves: Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. All of the Company’s oil and gas properties with proven reserves were impaired to the salvage value prior to the Bandolier transaction. The price used to establish economic producibility is the average price during the 12-month period preceding the end of the entity’s fiscal year and calculated as the un-weighted arithmetic average of the first-day-of-the-month price for each month within such 12-month period.

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

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers which require significant judgment, as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expenses. There have been no material changes in the methodology used by the Company in calculating depletion, depreciation and amortization of oil and gas properties under the full cost method during the years ended April 30, 2017 and 2016.

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

Revisions to the estimated fair value would result in an adjustment to the liability and the capitalized amount in oil and gas assets.

(i)	Investments – Cost Method and Equity Method:

Investments held in stock of entities other than subsidiaries, namely corporate joint ventures and other non-controlled entities usually are accounted for by one of three methods: (i) the fair value method, (ii) the equity method, or (iii) the cost method. The equity method tends to be most appropriate if an investment enables the investor to influence the operating or financial policies of the investee. The cost basis is utilized for investments that are less than 20% owned, and the Company does not exercise significant influence over the operating and financial policies of the investee. Under the cost method, investments are held at historical cost.

(j)	Income Taxes:

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

Uncertain Tax Positions

The Company evaluates uncertain tax positions to recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. De-recognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

At April 30, 2017 and 2016, the Company has approximately $3,442,724 and $2,501,209, respectively, of liabilities for uncertain tax positions. Interpretation of taxation rules relating to net operating loss utilization in real estate transactions give rise to uncertain positions. In connection with the uncertain tax position, there was no interest or penalties recorded as the position is expected but the tax returns are not yet due.

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

The Company determines the fair value of the stock–based payment granted to non-employees as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

The expenses resulting from stock-based compensation are recorded as general and administrative expenses in the consolidated statement of operations, depending on the nature of the services provided.

(l)	Per Share Amounts:

Basic net income (loss) per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. For the year ended April 30, 2017 and 2016, potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive.

The Company had the following common stock equivalents at April 30, 2017 and 2016:

As of	April 30, 2017	April 30, 2016
Stock Options	2,599,682	743,050
Stock Purchase Warrants	133,333	133,333
	2,733,015	876,383

(m)	Fair Value of Financial Instruments:

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

On May 30, 2014, Bandolier acquired, for $8,712,893 less a $407,161 claw back, all of the issued and outstanding equity of Spyglass Energy Group, LLC (“Spyglass”), the owner of oil and gas leases, leaseholds, lands, and options and concessions thereto located in Osage County, Oklahoma. Spyglass controls a significant contiguous oil and gas acreage position in Northeastern Oklahoma, consisting of approximately 106,000 acres, with substantial original oil in place, stacked reservoirs, as well as exploratory and development opportunities that can be accessed through both horizontal and vertical drilling. Significant infrastructure is already in place including 32 square miles of 3-D seismic, 3 phase power, a dedicated sub-station as well as multiple oil producing horizontal wells.  No additional contingencies were assumed.

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

Horizon Investments

On May 3, 2016, the Company consummated the acquisition of Horizon Investments (the “Horizon Acquisition”), which was majority owned by the Company’s Chief Executive Officer. Accordingly, the transaction was recorded at historical cost. As a result of the acquisition, the Company acquired: (i) a 20% membership interest in Horizon Energy, which in turn holds working interests in oil and gas properties; (ii) three promissory notes issued by the Company to Horizon Investments in the principal amount of $1.6 million (the “Horizon Notes”); (iii) a restricted certificate of deposit; and (iv) certain bank, investment and other accounts maintained by Horizon Investments.  The Horizon Acquisition was completed in accordance with the term and conditions of the Conditional Purchase Agreement first entered into by the Company and Horizon Investments on December 1, 2015. Also on the closing date, the Company and Horizon Investments entered into an amended and restated purchase agreement, pursuant to which the Company agreed to provide for additional advances by Horizon Investments to the Company.

As consideration for the Horizon Acquisition, and in accordance with the purchase agreement, as amended, the Company issued 11,564,249 shares of its common stock on the closing date, which amount included 1,395,916 additional shares of common stock in consideration for the additional cash, receivables and other assets reflected on Horizon Investment's balance sheet on the closing date.

The following table summarizes the allocation of the purchase price to the net assets acquired:

Purchase price allocation
Cash and cash equivalents	$3,364,817
Cost method investment – Horizon Energy Partners, LLC	688,000
Notes receivable – Petro River (1)	1,600,000
Net assets acquired	$5,652,817

Consideration for net assets acquired
Fair value of common stock issued	$5,652,817

(1)
Prior to the acquisition, the Company issued notes payable to Horizon Investments. Following the acquisition, the notes were eliminated upon consolidation.

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

Upon execution of the Contribution Agreement, (i) the Company transferred its 50% membership interest in Bandolier (the “Bandolier Interest”), and cancelled all of its ownership interest in the then issued and outstanding MegaWest Shares, which prior to the MegaWest Transaction represented 100% ownership of MegaWest; and (ii) Fortis transferred the rights to any profits and proceeds from the sale of 30 condominium units owned by Fortis.  Immediately thereafter, MegaWest issued to the Company 58,510 MegaWest Shares, representing a 58.51% equity interest in MegaWest, as consideration for the assignment of the Bandolier Interest, and issued to Fortis 41,490 MegaWest Shares, representing a 41.49% equity interest in MegaWest, as consideration for the assets assigned to MegaWest by Fortis.

The account receivable and the Company’s interest in real estate reflected on the Company’s balance sheet are assets held by MegaWest, and are controlled by MegaWest’s board of directors, consisting of two members appointed by Fortis, and one by the Company. The relative composition of the board of directors of MegaWest shall continue as long as Fortis has an equity interest in MegaWest. See further discussion in Notes 11 and 16.

During the years ended April 30, 2017 and 2016, Fortis sold four and 25 condominium units, respectively, and MegaWest recorded a net gain on interest in real estate rights of $1,689,274 and $10,474,713, respectively. As of April 30, 2017 and 2016, the Company had an accounts receivable – related party in the amount of $2,124,260 and $4,829,693, respectively, related to interest in real estate rights of condominium units sold.

6.	Notes Receivable – Related Party

Since December 2015, the Company has entered into nine promissory note agreements with Fortis with aggregate principal amounts of $24,786,382. The notes receivable bear interest at an annual rate of 3% and mature on December 31, 2017. As of April 31, 2017 and 2016, the outstanding balance of the notes receivable was $24,786,382 and $17,848,000, respectively.

7.	Interest in Real Estate Rights

As discussed in Note 5, MegaWest received an interest in real estate rights of 30 condominium units from Fortis pursuant to the Megawest Transaction.  During the years ended April 30, 2017 and 2016, the Company recognized a net gain of $1,689,274 and $10,474,713, respectively, related to the sale of four and 25 condominium units by Fortis.

The following table summarizes the activity for interest in real estate rights:

Balance at April 30, 2015	$-
Additions – interest in real estate rights of 30 condominium units contributed by Fortis	15,544,382
Less: Cost of sales – 25 condominium units	(12,723,980)
Balance at April 30, 2016	2,820,402
Less: Cost of sales – 4 condominium units	(2,510,542)
Balance at April 30, 2017	$309,860

8.	Oil and Gas Assets

The following table summarizes the oil and gas assets by project:

Cost	Oklahoma	Kansas	Missouri	Larne Basin	Other (1)	Total
Balance, May 1, 2015	$6,935,000	$7,803,020	$918,991	$-	$100,000	$15,757,011
Additions	102,864	-	-	-	-	102,864
Disposals	(279,013)	(7,727,287)	-	-	-	(8,006,301)
Depreciation, depletion and amortization	(29,003)	(75,733)	-	-	-	(104,736)
Impairment of oil and gas assets	(5,951,622)	-	(918,991)	-	-	(6,870,613)
Balance, April 30, 2016	778,226	-	-	-	100,000	878,226
Additions	487,857	-	-	761,444	-	1,249,301
Disposals	-	-	-	-	-	-
Depreciation, depletion and amortization	(12,949)	-	-	-	-	(12,949)
Impairment of oil and gas assets	(20,942)	-	-	-	-	(20,942)
Balance, April 30, 2017	$1,232,192	$-	$-	$761,444	$100,000	$2,093,636

(1) Other property consists primarily of four used steam generators and related equipment that will be assigned to future projects. As of April 30, 2017 and 2016, management concluded that impairment was not necessary as all other assets were carried at salvage value.

Kern County Project.  On March 4, 2016, the Company executed an Asset Purchase and Sale and Exploration Agreement to acquire a 13.75% working interest in certain oil and gas leases located in southern Kern County, California. Horizon Energy also purchased a 27.5% working interest in the project.

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

Oklahoma Properties. During the year ended April 30, 2016, the Company paid approximately $403,000 and $85,000 for proven and unproven oil and gas assets, respectively. During the year ended April 30, 2016, the Company disposed of some of its interests in its Oklahoma oil and gas assets and received proceeds totaling $279,013. The proceeds were offset against the full cost pool, therefore no gain or loss was recognized.

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

Impairment of Oil & Gas Properties. As of April 30, 2017, the Company assessed its oil and gas assets for impairment and recognized a charge of $20,942 related to the Oklahoma oil and gas property. As of April 30, 2016, the Company assessed its oil and gas assets for impairment and recognized a charge of $5,951,622 related to the Oklahoma and Missouri oil and gas properties.

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

The Company recorded amortization expense of $0 and $120,452 for the years ended April 30, 2017 and 2016, respectively.

10.	Asset Retirement Obligations

The total future asset retirement obligation was estimated based on the Company’s ownership interest in all wells and facilities, the estimated legal obligations required to retire, dismantle, abandon and reclaim the wells and facilities and the estimated timing of such payments. The Company estimated the present value of its asset retirement obligations at both April 30, 2017 and 2016, based on a future undiscounted liability of $639,755 and $956,612, respectively. These costs are expected to be incurred within one to 24 years. A credit-adjusted risk-free discount rate of 10% and an inflation rate of 2% were used to calculate the present value.

Changes to the asset retirement obligation were as follows:

	April 30, 2017	April 30, 2016
Balance, beginning of period	$763,062	$918,430
Additions	-	-
Disposals	(216,580)	(207,827)
Accretion	12,214	52,459
Total asset retirement obligations	558,696	763,062
Less: current portion of asset retirement obligations	(406,403)	(561,958)
Long-term portion of asset retirement obligations	$152,293	$201,104

Expected timing of asset retirement obligations:

Year Ending April 30,
2018	$406,403
2019	-
2020	-
2021	-
2022	-
Thereafter	233,352
Subtotal	639,755
Effect of discount	81,059
Total	$558,696

As of April 30, 2017 and 2016, the Company had $0 of reclamation deposits with authorities to secure certain abandonment liabilities.

11.	Related Party Transactions

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

The Company computed the fair value of the grant as of the date of grant utilizing a Black-Scholes option-pricing model using the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $1.78; exercise price of $2.00; expected volatility of 171%; and a discount rate of 2.16%. The grant date fair value of the award was $89,525. For the year ended April 30, 2017 and 2016, the Company expensed $24,404 and $29,974 respectively, to general and administrative expenses.

MegaWest Transaction

On October 15, 2015, the Company entered into the Contribution Agreement with MegaWest and Fortis pursuant to which the Company and Fortis each agreed to contribute certain assets to MegaWest in exchange for shares of MegaWest common stock. See Note 5 above.

Interest in Real Estate Rights, Accounts and Notes Receivable – Real Estate – Related Party

Upon execution of the Contribution Agreement, Fortis transferred certain indirect interests held in 30 condominium units and the rights to any profits and proceeds therefrom, with its basis of $15,544,382, to MegaWest. As of April 30, 2017 and 2016, the Company had an accounts receivable – related party in the amount of $2,123,175 and $4,829,693, respectively, which was due from Fortis for the profits belonging to MegaWest, see Note 5 above.

Notes Receivable – Related Party

As discussed in Note 6, the Company entered into nine promissory note agreements with Fortis, with total principal amounts of $24,786,382. The notes receivable bear interest at an annual interest rate of 3% and mature on December 31, 2017. For the year ended April 30, 2017 and 2016, the Company recorded $797,710 and $170,653 of interest income on the notes receivable, respectively. As of April 30, 2017 and 2016, the outstanding balance of the notes receivable was $24,786,382 and $17,848,000, respectively.

The realization and availability of proceeds from the Company’s interests in real estate and amounts receivable from Fortis under the Contribution Agreement are dependent upon the value attributed to the Bandolier prospects in the Redetermination following completion of the evaluation of the Bandolier prospects, which is expected before December 31, 2017.  In the event the valuation of the Bandolier prospects results in a shortfall under the Contribution Agreement, Fortis has the right to revert its interests in MegaWest to the Company and the Company would record a loss for the amount of the notes receivable ($24,786,382), interest in real estate rights ($309,860), accounts receivable ($2,123,175) and any accrued interest.  The Company has not recorded a reserve for the potential loss attributable to the Redetermination.

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

Upon consummation of the Horizon Transaction on May 3, 2016, each of Note A, Note B and Note C were paid off in full.

12.	Stockholders’ Equity

As of April 30, 2017 and 2016, the Company had 5,000,000 shares of blank check preferred stock authorized with a par value of $0.00001 per share. None of the blank check preferred shares were issued or outstanding.

As of April 30, 2017 and 2016, the Company had 29,500 shares of preferred B preferred stock authorized with a par value of $0.00001 per share (“Series B Preferred”). No Series B Preferred shares are issued or outstanding.

As of April 30, 2017, the Company had 150,000,000 shares of common stock authorized with a par value of $0.00001 per share. There were 15,827,921 and 4,263,672 shares of common stock issued and outstanding as of April 30, 2017 and 2016, respectively.

As discussed in Note 4, the Company issued 11,564,249 shares of common stock for the Horizon Acquisition.

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

As of April 30, 2017, the Company has one equity incentive plan. The number of shares reserved for issuance in aggregate under the plan is limited to 120 million shares. The exercise price, term and vesting schedule of stock options granted are set by the Board of Directors at the time of grant. Stock options granted under the plan may be exercised on a cashless basis, if such exercise is approved by the Board. In a cashless exercise, the employee receives a lesser amount of shares in lieu of paying the exercise price based on the quoted market price of the shares on the trading day immediately preceding the exercise date.

On October 23, 2015, the Company restructured its option plan by cancelling 395,629 options and issuing 453,039 options to new and existing option holders pursuant to the Amended and Restated 2012 Equity Compensation Plan. In December 2015, the Company issued an additional 111,667 options to consultants.

For options issued during the year ended April 30, 2017, the Company computed the fair value of the grant as of the date of grant utilizing a Black-Scholes option-pricing model using the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, range of $0.93 to $1.76; exercise price range of $1.38 to $1.98; expected volatility range of 169% to 175%; and a discount rate range of 1.51% to 2.53%.

The following table summarizes information about the options outstanding and exercisable for the years ended April 30, 2017 and 2016:

	Options	Weighted Average Exercise Prices

Outstanding – April 30, 2015	540,941	$12.00
Exercisable – April 30, 2015	158,241	12.00
Granted	672,706	2.26
Exercised	-	-
Forfeited/Cancelled	(470,597)	10.25
Outstanding – April 30, 2016	743,050	4.00
Exercisable – April 30, 2016	421,460	3.41
Granted	1,870,958	1.38
Exercised	-	-
Forfeited/Cancelled	(14,326)	-
Outstanding – April 30, 2017	2,599,682	$2.13
Exercisable – April 30, 2017	1,954,735	$2.35

Outstanding – Aggregate Intrinsic Value		$-
Exercisable – Aggregate Intrinsic Value		$-

The following table summarizes information about the options outstanding and exercisable at April 30, 2017:

	Options Outstanding		Options Exercisable
Exercise Price	Options	Weighted Avg. Life Remaining	Options	Weighted Average Exercise Price
$1.38	1,865,958	9.54 years	$1,296,161	$1.38
$1.98	5,000	9.27 years	$3,750	$1.98
$2.00	457,402	8.25 years	$392,781	$2.00
$2.87	65,334	8.25 years	$64,611	$2.87
$3.00	51,001	9.91 years	$42,445	$3.00
$3.39	12,000	8.89 years	$12,000	$3.39
$6.00	10,000	8.00 years	$10,000	$6.00
$12.00	132,987	6.73 years	$122,987	$12.00
	2,599,682		1,954,735
				$-
Aggregate Intrinsic Value

During the years ended April 30, 2017 and 2016, the Company expensed an aggregate $2,178,716 and $1,593,349 to general and administrative expenses for stock-based compensation pursuant to employment and consulting agreements.

As of April 30, 2017, the Company has $1,358,143 in unrecognized stock-based compensation expense which will be amortized over a weighted average exercise period of 2.5 years.

Warrants:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding and exercisable – April 30, 2015	336,458	$36.19	2.29
Forfeited	-	-	-
Granted	(203,125)	-	-
Outstanding and exercisable – April 30, 2016	133,333	50.00	3.83
Forfeited	-	-	-
Granted/Expired	-	-	-
Outstanding and exercisable – April 30, 2017	133,333	$50.00	2.83

There were no changes of the Company’s warrants during the year ended April 30, 2017. The aggregate intrinsic value of the outstanding warrants was $0.

14.	Non-Controlling Interests

For the years ended April 30, 2017 and 2016, the changes in the Company’s non–controlling interest was as follows:

	Bandolier	MegaWest	Total
Non–controlling interests at May 1, 2015	$3,644,776	$-	$3,644,776
Contribution by non-controlling interest holders	-	9,403,367	9,403,367
Non–controlling interest share of losses	(4,375,836)	3,379,011	(996,825)
Non–controlling interests at April 30, 2016	(731,060)	12,782,378	12,051,318
Contribution of real estate by non-controlling interest holders	176,000	-	176,000
Non–controlling interest share of income (losses)	(144,813)	527,965	383,152
Non–controlling interests at April 30, 2017	$(699,873)	$13,310,343	$12,610,470

15.	Income Taxes

As of April 30, 2017, the Company had approximately $3.9 million of net operating loss carryovers (“NOLs”) which expire beginning in 2027. The U.S. net operating loss carryovers are subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. Management has determined that a change in ownership occurred as a result of the Share Exchange on April 23, 2013. Therefore, the net operating loss carryovers are subject to an annual limitation of approximately $156,000. The Company impaired the NOLs at the time of the change of ownership. Further the Company was limited in the recognition of a pre-acquisition loss deduction due to a net built in loss in 2015 at the time of the ownership change.

The income tax expense (benefit) consists of the following:

	For the Year Ended April 30, 2017	For the Year Ended April 30, 2016
Foreign
Current	$-	$-
Deferred	-	-
U.S. Federal
Current		-
Deferred	(446,593)	(4,503,473)

U.S. State & Local
Current	-	-
Deferred	(27,677)	(504,613)

Change in valuation allowance	1,415,785	7,509,295
Income tax provision (benefit)	$941,515	$2,501,209

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

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	April 30, 2017	April 30, 2016
U.S. net operating loss carryovers	$3,881,860	$3,933,952
Depreciation	2,422,886	2,531,949
Bandolier LLC flow-through	4,320,684	4,313,122
Accretion of asset retirement obligation	201,729	288,511
Stock-based compensation	2,314,197	1,599,551
Total deferred tax assets	13,141,356	12,667,085
Valuation allowance	(13,141,356)	(12,667,085)
Deferred tax asset, net of valuation allowance	$-	$-

	April 30, 2017	April 30, 2016
Tax liability – MegaWest	$3,442,724	$2,501,209
Total deferred tax liability	$3,442,724	$2,501,209

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense benefit as follows:

	For the Year Ended April 30, 2017	For the Year Ended April 30, 2016
U.S. federal statutory rate	(34.00)%	(34.00)%
State income tax, net of federal benefit	(2.11)%	(3.81)%
Change in rate	11.29%	(0.98)%
Other permanent differences	6.46%	(2.98)%
Change in valuation allowance	54.80%	62.63%
Income tax provision (benefit)	36.44%	20.86%

16.	Contingency and Contractual Obligations

Pending Litigation.

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

On January 30, 2014, the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating CAD $759,000 (approximately USD $605,000 as of July 24, 2017). The Company filed a defense and on October 20, 2014, it filed a summary judgment application stating that the landlord’s claim is barred as it was commenced outside the 2-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of CAD $665,000 (approximately USD $530,000 as of July 24, 2017). The applications were heard on June 25, 2015 and the court allowed both the Company’s summary judgment application and the landlord’s amendment application.  Both of these orders were appealed though two levels of the Alberta courts and the appeals were dismissed at both levels. The net effect is that the landlord's claim for loss of prospective rent is to proceed.

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

On October 7, 2014, Spyglass, along with other defendants, filed a Motion to Dismiss the August 11, 2014 Amended Complaint on various procedural and legal grounds. Following the significant briefing, the Court, on March 31, 2016, granted the Motion to Dismiss as to all defendants and entered a judgment in favor of the defendants against the plaintiffs. On April 14, 2016, Spyglass with the other defendants, filed a Motion seeking its attorneys’ fees and costs. The motion remains pending. On April 28, 2016, the plaintiffs filed three motions: a Motion to Amend or Alter the Judgment; a Motion to Amend the Complaint; and a Motion to Vacate Order. On November 23, 2016, the Court denied all three of Plaintiffs’ motions.  On December 6, 2016, Plaintiffs filed a Notice of Appeal to the Tenth Circuit Court of Appeals.  That appeal is pending as of the effective date of this response. There is no specific timeline by which the Court of Appeals must render a ruling. Spyglass intends to continue to vigorously defend its interest in this matter.

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

Redetermination of Bandolier Interest.

In connection with the Contribution Agreement, entered into by and between the Company, MegaWest and Fortis (see Note 5), the parties agreed to a redetermination of the fair market value of the Bandolier Interest at any time following the six month anniversary after the execution thereof (the “Redetermination”).  Upon a Redetermination, which has not occurred as of July 28, 2017, but is anticipated prior to December 31, 2017, in the event there is a shortfall from the valuation ascribed to the Bandolier Interest at the time of the Redetermination, as compared to the value ascribed to the Bandolier Interest in the Contribution Agreement, the Company will be required to provide Fortis with a cash payment in an amount equal to the shortfall.  If the Company is unable to deliver to Fortis the cash payment required after the Redetermination, if any, the board of directors of MegaWest shall have the right to exercise certain remedies against the Company, including a right to foreclose on the Company’s entire equity in MegaWest, which equity interest has been pledged to Fortis under the terms of the Contribution Agreement.  In the event of foreclosure, the Bandolier Interest would revert back to the Company, and the Company would record a loss for the amount of the notes receivable, interest in real estate rights, accounts receivable – related party, and any accrued interest.

17.	Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company has identified no reportable subsequent events other than those disclosed elsewhere in these financials.

18.	Supplemental Information on Oil and Gas Operations (Unaudited)

The Company retains qualified independent reserves evaluators to evaluate the Company’s proved oil reserves. For the year ended April 30, 2017 and 2016, the report by Pinnacle Energy Services, LLC. (“Pinnacle”) covered 100% of the Company’s proved oil reserves.

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

The following tables summarize the Company’s proved developed and undeveloped reserves within the United States, net of royalties, as of April 30, 2017 and 2016:

Oil (MBbls)	2017	2016

Proved reserves as at May 1	206	508
Extensions, acquisitions and discoveries	-	-
Dispositions	-	(301)
Production	(1)	(1)
Revisions of prior estimates	(38)	-
Total Proved reserves as at April 30	167	206

Oil (MBbls)	2017	2016

Proved developed producing	1	-
Non-producing	166	206
Proved undeveloped	-	-
Total Proved reserves as at April 30	167	206

Gas (MCFs)	2017	2016

Proved reserves as at May 1	331	868
Extensions, acquisitions and discoveries
Dispositions	-	(537)
Production	(5)	-
Revisions of prior estimates	(47)	-
Total Proved reserves as at April 30	279	331

Gas (MCFs)	2017	2016

Proved developed producing	17	-
Non-producing	262	331
Proved undeveloped	-	-
Total Proved reserves as at April 30	279	331

Capitalized Costs Related to Oil and Gas Assets	2017	2016

Proved properties	$8,244,046	$7,753,575
Unproved properties	858,830	100,000
	9,102,876	7,853,575
Less: accumulated impairment	(7,009,240)	(6,975,349)
	$2,093,636	$878,226

Costs Incurred in Oil and Gas Activities:	2017	2016

Development	$487,857	$102,864
Exploration	761,444	-
	$1,249,301	$102,864

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

Future net revenues, development, production and restoration costs have been based upon the estimates referred to above. The following tables summarize the Company’s future net cash flows relating to proved oil reserves based on the standardized measure as prescribed in FASB ASC Topic 932 - “Extractive Activities - Oil and Gas”:

Future cash flows relating to proved reserves:	2017	2016
Future cash inflows	$8,421,000	$9,588,000
Future operating costs	(4,419,000)	(5,170,000)
Future development costs	(615,000)	(820,000)
Future income taxes	(597,000)	(680,000)
Future net cash flows	2,790,000	2,918,000
10% discount factor	(766,000)	(779,000)
Standardized measure	$2,024,000	$2,139,000

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table summarizes the principal sources of changes in standardized measure of discounted future estimated net cash flows at 10% per annum for the years ended April 30, 2017 and 2016:

	2017	2016
Standardized measure, beginning of year	$2,139,000	$6,935,000
Sales of oil produced, net of production costs	1,271,000	388,000
Net changes in sales and transfer prices and in production costs and production costs related to future production	(2,719,000)	(4,245,000)
Previously estimated development costs incurred during the period	-	-
Changes in future development costs	(205,000)	5,365,000
Revisions of previous quantity estimates due to prices and performance	(99,000)	(5,180,000)
Accretion of discount	20,000	214,000
Discoveries, net future production and development costs associated with these extensions and discoveries	-	-
Purchases and sales of minerals in place	-	-
Timing and other	1,617,000	(1,338,000)
Standardized measure, end of year	$2,024,000	$2,139,000

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO RIVER OIL CORP.

	By:	/s/ Scot Cohen
	Name:	Scot Cohen
	Title:	Executive Chairman

	By:	/s/ David Briones
	Name:	David Briones
	Title	Chief Financial Officer
Date: July 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scot Cohen	Executive Chairman and Director	July 31, 2017
Scot Cohen	(Principal Executive Officer)

/s/ David Briones	Chief Financial Officer	July 31, 2017
David Briones	(Principal Accounting Officer)

/s/ Glenn C. Pollack	Director	July 31, 2017
Glenn C. Pollack

/s/ John Wallace	Director	July 31, 2017
John Wallace

/s/ Fred Zeidman	Director	July 31, 2017
Fred Zeidman