Form 10-Q
period 2017-07-31
Petro River Oil Corp.
filed 2017-09-14
CIK 1172298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 14, 2017
Common Stock, $0.00001 par value per share	15,843,142 shares

- i -

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

 Petro River Oil Corp. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	As of
	July 31, 2017	April 30, 2017
Assets
Current Assets:
Cash and cash equivalents	$1,167,124	$631,232
Accounts receivable - oil and gas	8,669	8,423
Accounts receivable - real estate - related party	1,146,673	2,123,175
Accrued interest on notes receivable - related party	992,309	797,710
Interest in real estate rights	-	309,860
Prepaid expenses and other current assets	32,367	207,831
Prepaid oil and gas asset development costs	894,879	613,480
Notes receivable - related party, current portion	26,344,883	24,786,382
Total Current Assets	30,586,904	29,478,093

Oil and gas assets, full cost method
Costs subject to amortization, net	1,973,313	1,234,806
Costs not being amortized, net	858,828	858,830
Property, plant and equipment, net of accumulated depreciation of $184,330 and $184,140, respectively	1,392	1,582
Investment in Horizon Energy Partners	1,592,418	1,213,000
Other assets	17,133	17,133
Total Long-term Assets	4,443,084	3,325,351
Total Assets	$35,029,988	$32,803,444

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$376,597	$120,233
Deferred tax liability	3,640,928	3,442,724
Asset retirement obligations, current portion	406,403	406,403
Total Current Liabilities	4,423,928	3,969,360

Long-term Liabilities:
Asset retirement obligations, net of current portion	162,764	152,293
Note payable, net of debt discount of $914,678 and $0, respectively	1,085,322	-
Total Long-term Liabilities	1,248,086	152,293

Total Liabilities	5,672,014	4,121,653

Commitments and contingencies

Equity:
Preferred shares - 5,000,000 authorized; par value $0.00001; 0 shares issued and outstanding	-	-
Preferred B shares - 29,500 authorized; par value $0.00001; 0 shares issued and outstanding	-	-
Common shares - 100,000,000 authorized; par value $0.00001; 15,840,143 and 15,827,921 issued and outstanding, respectively	158	158
Additional paid-in capital	48,162,461	46,681,073
Accumulated deficit	(31,489,686)	(30,609,910)
Total Petro River Oil Corp. Equity	16,672,933	16,071,321
Non-controlling interests	12,685,041	12,610,470
Total Equity	29,357,974	28,681,791
Total Liabilities and Equity	$35,029,988	$32,803,444

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months
	Ended
Operations	July 31, 2017	July 31, 2016
Revenues
Oil and natural gas sales	$8,803	$-
Total Revenues	8,803	-

Operating Expenses
Lease operating expenses	18,362	23,759
Depreciation, depletion and accretion	9,120	4,396
Gain on sale of oil and gas assets	-	(216,580)
General and administrative	992,557	1,708,141
Total Operating Expenses	1,020,039	1,519,716

Operating Loss	(1,011,236)	(1,519,716)

Other Income (Expense)
Interest income (expense) - net	132,745	141,259
Net gain on real estate rights	271,490	300,639
Other Income	404,235	441,898

Net Loss Before Income Tax Provision	(607,001)	(1,077,818)

Income Tax Provision	198,204	187,917

Net Loss	(805,205)	(1,265,735)

Net Income Attributable to Non-controlling Interest	74,571	47,675

Net Loss Attributable to Petro River Oil Corp. Shareholders	$(879,776)	$(1,313,410)

Basic and Diluted Net Loss Per Common Share	$(0.06)	$(0.09)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	15,835,095	15,450,826

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months
	Ended
	July 31, 2017	July 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(805,205)	$(1,265,735)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	529,332	1,150,197
Depreciation, depletion and accretion	9,120	4,396
Amortization of debt discount	37,378	-
Gain on sale of oil and gas assets	-	(216,580)
Net gain on interest in real estate rights	(271,490)	(300,639)
Deferred income tax expense	198,204	187,917
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(246)	903
Accrued interest on notes receivable – related party	(194,599)	(141,259)
Prepaid expenses and other assets	175,464	(66,867)
Accounts payable and accrued expenses	256,364	(39,806)
Net Cash Used in Operating Activities	(65,678)	(687,473)

Cash Flows From Investing Activities:
Proceeds from the sale of interest in real estate rights	1,557,852	2,915,332
Prepaid oil and gas assets	(281,399)	(65,947)
Issuance of notes receivable – related party	(1,558,501)	(2,947,129)
Capitalized expenditures on oil and gas assets	(736,964)	(6,790)
Cash received from acquisition of Horizon Investments	-	3,364,817
Cash paid for cost method investment	(379,418)	(525,000)
Net Cash (Used in) Provided by Investing Activities	(1,398,430)	2,735,283

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from notes payable – related party	2,000,000	-
Net Cash Provided by Financing Activities	2,000,000	-

Change in cash and cash equivalents	535,892	2,047,810

Cash and cash equivalents, beginning of period	631,232	774,751
Cash and cash equivalents, end of period	$1,167,124	$2,822,561

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$34,052	$3,789
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification from prepaid oil and gas development costs to oil and gas assets not being amortized	$-	$761,444
Asset retirement obligation from drilling activities	$7,500	-
Warrants issued with notes payable	$952,056	$-

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

The Company’s core holdings are in Osage County, Oklahoma and in Kern County, California.   Following the acquisition of Horizon I Investments, LLC (“Horizon Investments”), the Company now has exposure to a portfolio of several domestic and international oil and gas assets consisting of highly prospective conventional plays diversified across project type, geographic location and risk profile, as well as access to a broad network of industry leaders from Horizon Investment’s 20% interest in Horizon Energy.  Horizon Energy is an oil and gas exploration and development company owned and managed by former senior oil and gas executives.  It has a portfolio of domestic and international assets, including two assets located in the United Kingdom, adjacent to the giant Wytch Farm oil field, the largest onshore oil field in Western Europe.  Other projects include the proposed redevelopment of a large oil field in Kern County, California and the development of an additional recent discovery in Kern County.  Each of the assets in the Horizon Energy portfolio is characterized by low initial capital expenditure requirements and strong risk reward characteristics.

In light of the challenging oil price environment and capital markets, management is focusing on specific target acquisitions and investments, limiting operating expenses and exploring farm-in and joint venture opportunities for the Company’s oil and gas assets. No assurances can be given that management will be successful.

Recent Developments

Kern County Drilling Program: On July 18, 2017, the Company announced a new oil field discovery upon successful drilling of the Cattani-Rennie 47X-15 exploration well (“CR 47X”) in its Sunset Boulevard prospect in Kern County, California. The Company is currently conducting well tests on multiple zones. Results are expected in October 2017. The Company owns a 19.25% interest in the Sunset Boulevard prospect in Kern County field based on a 13.75% direct working interest, and a 5.5% indirect working interest through its 20% equity investment in Horizon Energy.

On August 15, 2017, the Company announced a second oil field discovery upon successful drilling of the Chardonnay 47X-35 exploration well (the “Chardonnay 47X”) at its Grapevine project in Kern County, California. The Company is currently conducting well tests, and expects to announce production results in October 2017. The Company owns an 8% indirect interest in the Grapevine project through its 20% equity investment in Horizon Energy.

Osage County Drilling Program:  On May 8, 2017, the Company announced the discovery of a new oil field on the Company's 106,500-acre concession in Osage County, Oklahoma (the “Osage Concession”).  The Company’s Chat #2-11, now known as the S. Blackland #2-11, successfully tested a seismically-delineated structure on the Company’s concession. The 30-day oil flow test indicates initial production rates of up to 35 BOE per day.

On May 30, 2017, the Company announced a second oil discovery on its Osage Concession.  The 30-day oil flow test of the Red Fork 1-3 well, now known as the W. Blackland #1-3, indicates initial production rates of up to 71 BOE per day.

The Company recently identified 1,730 acres of structural closures highlighted in its existing 3D seismic, and confirmed as a result of the successful drilling of W. Blackland #1-3 and S. Blackland #2-11.  The Company does not expect to have any meaningful production until early 2018 following completion of its 2017 drilling program.  Currently, both the W. Blackland #1-3 and S. Blackland #2-11 wells are shut-in until late 2017 in order to build production facilities.

$2.0 Million Secured Note Financing. On June 13, 2017, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with Petro Exploration Funding, LLC (“Funding Corp.”), pursuant to which the Company issued to Funding Corp. a senior secured promissory note to finance the Company’s working capital requirements, in the principal amount of $2.0 million (“Secured Note”). As additional consideration for the note financing, the Company issued to Funding Corp. (i) a warrant to purchase 840,336 shares of the Company’s common stock, $0.00001 par value, and (ii) an overriding royalty interest equal to 2% in all production from the Company’s interest in the Company’s concessions located in Osage County, Oklahoma, currently held by Spyglass pursuant to an Assignment of Overriding Royalty Interests (the “2017 Override”).

The Secured Note accrues interest at a rate of 10% per annum, and matures on June 30, 2020. To secure the repayment of all amounts due under the terms of the Secured Note, the Company entered into a Security Agreement, pursuant to which the Company granted to Funding Corp. a security interest in all assets of the Company. The first interest payment will be due on June 1, 2018, and each six-month anniversary thereafter until the outstanding principal balance of the Secured Note is paid in full.

The warrant is exercisable immediately upon issuance, for an exercise price per share equal to $2.38 per share, and shall terminate, if not previously exercised, five years from the date of issuance. Scot Cohen, a member of the Company’s Board of Directors and a substantial stockholder of the Company, owns or controls 31.25% of Funding Corp.

Purchase of 2% Overriding Royalty Interest. On August 14, 2017, following a review of the Company’s capital requirements necessary to fund its 2017 development program, the Company’s independent directors consented to Scot Cohen’s purchase from various third parties who collectively held a 2% overriding royalty interest that originally burdened the Osage County, Oklahoma concession for $250,000 (the “Original Override”). Mr. Cohen agreed to sell the Original Override to the Company at the same price paid by him (plus market interest on his capital) upon a determination by the Company to finance the Osage County development plan on terms similar to the June 13, 2017 secured note financing.

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

The unaudited consolidated financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended April 30, 2017 filed with the Securities and Exchange Commission (the “SEC”) on July 31, 2017. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the year ended April 30, 2017 has been omitted. The results of operations for the interim periods presented are not necessarily indicative of results for the entire year ending April 30, 2018.

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

Cash and cash equivalents include all highly liquid monetary instruments with original maturities of three months or less when purchased. These investments are carried at cost, which approximates fair value. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits. At July 31, 2017, approximately $788,831 of the Company’s cash balances were uninsured. The Company has not experienced any loses on such accounts.

(c)	Receivables:

Receivables that management has the intent and ability to hold for the foreseeable future are reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts. Losses from uncollectible receivables are accrued when both of the following conditions are met: (a) Information available before the financial statements are issued or are available to be issued indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) The amount of the loss can be reasonably estimated. These conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, an accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews individually each receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses, if any.

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

The allowance for doubtful accounts at July 31, 2017 and April 30, 2017 was $0.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. For the three months ended July 31, 2017, the Company evaluated and recorded no impairment on these properties.

Proved Oil and Gas Reserves: Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. All of the Company’s oil and gas properties with proven reserves were impaired to the salvage value prior to the Bandolier transaction. The price used to establish economic producibility is the average price during the 12-month period preceding the end of the entity’s fiscal year and calculated as the un-weighted arithmetic average of the first-day-of-the-month price for each month within such 12-month period. For the three months ended July 31, 2017, the Company did not record an impairment charge on its proved oil and gas properties.

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

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers which require significant judgment, as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expenses. There have been no material changes in the methodology used by the Company in calculating depletion, depreciation and amortization of oil and gas properties under the full cost method during the three months ended July 31, 2017 and 2016.

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

(g)	Fair Value of Financial Instruments:

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, and accounts payable and accrued liabilities approximate their fair value because of the short maturity of those instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

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

(i)	Income Taxes:

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

At July 31, 2017 and April 30, 2017, the Company had approximately $3,640,928 and $3,442,724, respectively, of liabilities for uncertain tax positions. Interpretation of taxation rules relating to net operating loss utilization in real estate transactions give rise to uncertain positions. In connection with the uncertain tax position, there were no interest or penalties recorded as the position is expected but the tax returns are not yet due.

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

(j)	Per Share Amounts:

Basic net income (loss) per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. For the three months ended July 31, 2017 and 2016, potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive.

The Company had the following common stock equivalents at July 31, 2017 and 2016:

	July 31, 2017	July 31, 2016
Stock Options	2,574,682	2,502,182
Stock Purchase Warrants	973,669	133,333
Total	3,548,351	2,635,515

(k)	Recent Accounting Pronouncements:

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

Upon execution of the Contribution Agreement, Fortis transferred its interest in 30 condominium units and the right to any profits and proceeds therefrom. For each of the three months ended July 31, 2017 and 2016, Fortis sold 1 condominium unit, and MegaWest recorded a net gain on interest in real estate rights of $271,490 and $300,639, respectively. As of July 31, 2017, the Company had an accounts receivable – related party in the amount of $1,146,673 related to interest in real estate rights of condominium units sold.

The accounts receivable and the Company’s interest in real estate reflected on the Company’s balance sheet are assets held by MegaWest, and are controlled by MegaWest’s board of directors, consisting of two members appointed by Fortis, and one by the Company. The relative composition of the board of directors of MegaWest shall continue as long as Fortis has an equity interest in MegaWest.

Proceeds from the amounts receivable from Fortis will not be available until such time as the Company has completed its evaluation of the Bandolier prospects. In this regard, the Contribution Agreement provided for a redetermination of the fair market value of the Bandolier Interest at any time following the six month anniversary after the execution thereof (the “Redetermination”),  Upon a Redetermination, which has not occurred as of September 14, 2017, but is anticipated prior to December 31, 2017, in the event there is a shortfall from the valuation ascribed to the Bandolier Interest at the time of the Redetermination, as compared to the value ascribed to the Bandolier Interest in the Contribution Agreement, the Company will be required to provide Fortis with a cash payment in an amount equal to the shortfall.  If the Company is unable to deliver to Fortis the cash payment required after the Redetermination, if any, the board of directors of MegaWest shall have the right to exercise certain remedies against the Company, including a right to foreclose on the Company’s entire equity in MegaWest, which equity interest has been pledged to Fortis under the terms of the Contribution Agreement.  In the event of foreclosure, the Bandolier Interest would revert back to the Company, and the Company would record a loss for the amount of the notes receivable, interest in real estate rights, accounts receivable – related party, and any accrued interest.

5.	Notes Receivable – Related Party

Since December 2015, the Company has entered into ten promissory note agreements with Fortis with aggregate principal amounts of $26,344,883. The notes receivable bear interest at an annual rate of 3% and mature on December 31, 2017. As of July 31, 2017, and April 31, 2017, the outstanding balance of the notes receivable was $26,344,883 and $24,786,382, respectively.

6.	Interest in Real Estate Rights

As discussed in Note 5, MegaWest received an interest in real estate rights of 30 condominium units from Fortis pursuant to the MegaWest Transaction.  For the three months ended July 31, 2017, the Company recognized a net gain of $271,490 related to the sale of one condominium unit by Fortis.

The following table summarizes the activity for interest in real estate rights:

Three Months Ended July 31, 2017
Balance at April 30, 2017	$309,860
Cost of sales – one condominium unit	(309,860)
Balance at July 31, 2017	$-

7.	Oil and Gas Assets

The following table summarizes the activity of the oil and gas assets by project for the three months ended July 31, 2017:

	Oklahoma	Larne Basin	Other (1)	Total
Balance May 1, 2017	$1,232,192	$761,444	$100,000	$2,093,636
Additions	744,464	-	-	744,464
Disposals	-	-	-	-
Depreciation, depletion and amortization	(5,959)	-	-	(5,959)
Impairment of oil and gas assets	-	-	-	-
Balance July 31, 2017	$1,970,697	$761,444	$100,000	$2,832,141

(1) Other property consists primarily of four used steam generators and related equipment that will be assigned to future projects. As of July 31, 2017, and April 30, 2017, management concluded that impairment was not necessary as all other assets were carried at salvage value.

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

Under the terms of the Farmout Agreement, Petro UK deposited approximately $735,000 into an escrow agreement (“Escrow Agreement”), which amount represented Petro UK's obligation to fund the total projected cost to drill the first well under the terms of the Farmout Agreement. As of July 31, 2016, development of the first well had not commenced and the escrow payment was recorded as prepaid oil and gas development costs on the consolidated balance sheet. The total deposited amount to fund the cost to drill the first well is approximately $6,159,452, based on an exchange rate of one British Pound for 1.44 U.S. Dollars. Petro UK was and will continue to be responsible for its pro-rata costs of additional wells drilled under the Farmout Agreement. Drilling of the first well was completed in June 2016.

Oklahoma Properties. During the three months ended July 31, 2017, the Company paid approximately $739,500 and $5,000 for proven and unproven oil and gas assets, respectively.

Divestiture of Kansas Properties. On December 23, 2015, Petro River Oil, LLC (“Petro LLC”), a wholly owned subsidiary of MegaWest, divested various interests in oil and gas leases, wells, records, data and related personal property located along the Mississippi Lime play in the state of Kansas, which assets were acquired by Petro LLC in 2012. In connection with the divestiture, the assignee and purchaser of the interests agreed to pay outstanding liabilities, including unpaid taxes, and assume certain responsibilities to plug any abandoned wells. No cash consideration was paid for the interests.  The Company recorded a loss of $7,519,460 in connection with the divestiture of these oil and gas properties, representing the $7,727,287 oil and gas assets book value, partially offset by the asset retirement obligation liability. MegaWest is a 58.51% owned subsidiary of the Company following consummation of the MegaWest Transaction, defined above.

Impairment of Oil & Gas Properties. As of July 31, 2017, the Company assessed its oil and gas assets for impairment and did not recognized a charge related to its oil and gas property. As of April 30, 2017, the Company assessed its oil and gas assets for impairment and recognized a charge of $20,942 related to the Oklahoma oil and gas property.

8.	Asset Retirement Obligations

The total future asset retirement obligations were estimated based on the Company’s ownership interest in all wells and facilities, the estimated legal obligations required to retire, dismantle, abandon and reclaim the wells and facilities and the estimated timing of such payments. The Company estimated the present value of its asset retirement obligations at both July 31, 2017 and April 30, 2017, based on a future undiscounted liability of $648,848 and $573,069, respectively. These costs are expected to be incurred within one to 24 years. A credit-adjusted risk-free discount rate of 10% and an inflation rate of 2% were used to calculate the present value.

Changes to the asset retirement obligations were as follows:

	Three Months Ended July 31, 2017	Three Months Ended July 31, 2016
Balance, beginning of period	$558,696	$763,062
Additions	7,500	-
Disposals	-	(216,580
Accretion	2,971	4,207
	569,167	550,689
Less: Current portion for cash flows expected to be incurred within one year	(406,403)	(406,403)
Long-term portion, end of period	$162,764	$144,286

Expected timing of asset retirement obligations:

Year Ending April 30,
2018 (remainder of year)	$406,403
2019	-
2020	-
2021	-
2022	-
Thereafter	242,445
Subtotal	648,848
Effect of discount	(79,681)
Total	$569,167

9.	Related Party Transactions

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

The Company computed the fair value of the grant as of the date of grant utilizing a Black-Scholes option-pricing model using the following assumptions: common share value based on the fair value of the Company’s common stock as quoted on the Over the Counter Bulletin Board, $1.78; exercise price of $2.00; expected volatility of 171%; and a discount rate of 2.16%. The grant date fair value of the award was $89,525. For the three months ended July 31, 2017 and 2016, the Company expensed $6,101 and $6,101, respectively, to general and administrative expenses.

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

Upon execution of the Contribution Agreement, Fortis transferred certain indirect interests held in 30 condominium units and the rights to any profits and proceeds therefrom, with its basis of $15,544,382, to MegaWest. As of July 31, 2017 and April 30, 2017, the Company had an accounts receivable – related party in the amount of $1,146,673 and $2,123,175, respectively, which was due from Fortis for the profits belonging to MegaWest. See Note 5 above.

Notes Receivable – Related Party

As discussed in Note 6, the Company entered into ten promissory note agreements with Fortis, with total principal amount of $26,344,883 as of July 31, 2017. The notes receivable bear interest at an annual interest rate of 3% and mature on December 31, 2017. For the three months ended July 31, 2017, the Company recorded $194,599 of interest income on the notes receivable. As of July 31, 2017, and April 30, 2017, the outstanding balance of the notes receivable was $26,344,883 and $24,786,382, respectively.

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

On January 13, 2016, the Company issued a second non-recourse promissory note in the principal amount of $750,000 (“Note B”) to Horizon Investments. All of the proceeds from Note B were used to fund Petro UK's obligations under the terms of the Farmout Agreement, and were deposited into the Escrow Agreement. The principal and all accrued and unpaid interest on Note B was due upon the earlier to occur of closing of the transactions contemplated under the terms of the Purchase Agreement. Amounts due under the terms of Note B accrued interest at an annual rate equal to one half of one percent.

On April 7, 2016, the Company issued a third non-recourse promissory note in the principal amount of $100,000 (“Note C”) to Horizon Investments. All of the proceeds from Note C were used to fund working capital requirements. The principal and all accrued and unpaid interest on Note C was due upon the earlier to occur of closing of the transactions contemplated under the terms of the Purchase Agreement. Amounts due under the terms of Note C accrued interest at an annual rate equal to one half of one percent.

Upon consummation of the Horizon Transaction on May 3, 2016, each of Note A, Note B and Note C were paid off in full.

$2.0 Million Secured Note Financing

Scot Cohen, a member of the Company’s Board of Directors and a substantial stockholder of the Company, owns or controls 31.25% of Funding Corp., the holder of the Secured Note issued by the Company in June 2017 in the principal amount of $2.0 million. The Secured Note accrues interest at a rate of 10% per annum, and matures on June 30, 2020. (See Note 1). The Secured Note is presented as “Note payable – related party, net of debt discount” on the consolidated balance sheets.

Pursuant to the financing agreement, the Company issued to Funding Corp. a warrant to purchase 840,336 shares of the Company’s common stock. Upon issuance of the note, the Company valued the warrants at the grant date share price of $2.38 and recorded $952,056 to debt discount on the consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $914,678 as of July 31, 2017. During the three months ended July 31, 2017 and 2016, the Company recorded amortization of debt discount totaling $37,378 and $0, respectively. See Note 10 for the assumptions and inputs utilized to value the warrants granted.

As of July 31, 2017, the outstanding balance, net of debt discount, and accrued interest on the notes due to the lender was $1,085,322 and $24,476, respectively.

As additional consideration for the purchase of the Secured Note, the Company issued to Funding Corp. the 2017 Override, which provided Funding Corp. with an overriding royalty interest equal to 2% in all production from the Company’s interest in the Company’s concessions located in Osage County, Oklahoma, currently held by Spyglass.

Purchase of 2% Overriding Royalty

On August 14, 2017, following a review of the Company’s capital requirements necessary to fund its 2017 development program, the Company’s independent directors consented to Scot Cohen’s purchase from various third parties who collectively held a 2% overriding royalty interest that originally burdened the Osage County, Oklahoma concession for $250,000 (the “Original Override”). Mr. Cohen agreed to sell the Original Override to the Company at the same price paid by him (plus market interest on his capital) upon a determination by the Company to finance the Osage County development plan on terms similar to the June 13, 2017 secured note financing.

10.	Equity

As of July 31, 2017 and April 30, 2017, the Company had 5,000,000 shares of preferred stock, par value $0.00001 per share, authorized. As of July 31, 2017 and April 30, 2017, the Company had 29,500 shares of Series B Preferred Stock, par value $0.00001 per share (“Series B Preferred”), authorized. No Series B Preferred shares are currently issued or outstanding, and no other series of preferred stock have been designated.

As of July 31, 2017 and April 30, 2017, the Company had 150,000,000 shares of common stock, par value $0.00001 per share, authorized. During the three months ended July 31, 2017, the Company issued 12,222 shares of common stock related to a cashless exercise of 25,000 options. There were 15,840,143 and 15,827,921 shares of common stock issued and outstanding as of July 31, 2017 and April 30, 2017, respectively.

Options

The following table summarizes information about the options changes of options for the period from April 30, 2017 to July 31, 2017 and options outstanding and exercisable at July 31, 2017:

	Options	Weighted Average Exercise Prices

Outstanding April 30, 2017	2,599,682	$2.13
Exercisable – April 30, 2017	1,954,735	2.35
Granted	-
Exercised	(25,000)	1.38
Forfeited/Cancelled	-
Outstanding – July 31, 2017	2,574,682	2.14
Exercisable – July 31, 2017	2,169,277	$2.25

Outstanding – Aggregate Intrinsic Value		$1,717,333
Exercisable – Aggregate Intrinsic Value		$1,412,799

The following table summarizes information about the options outstanding and exercisable at July 31, 2017:

Exercise Price	Options Outstanding	Weighted Avg. Life Remaining (years)	Options Exercisable	Weighted Average Exercise Price
$1.38	1,840,958	9.54	1,509,503	$1.38
$1.98	5,000	9.27	4,950	$1.98
$2.00	457,402	8.25	392,781	$2.00
$2.87	65,334	8.25	64,611	$2.87
$3.00	51,001	9.91	42,445	$3.00
$3.39	12,000	8.89	12,000	$3.39
$6.00	10,000	8.00	10,000	$6.00
$12.00	132,987	6.73	132,987	$12.00
	2,574,682		2,169,277

The aggregate intrinsic value of the outstanding options was $1,717,333.

During the three months ended July 31, 2017 and 2016, the Company expensed $529,332 and $1,150,197, respectively, related to the vesting of outstanding options to general and administrative expense for stock-based compensation pursuant to employment and consulting agreements.

As of July 31, 2017, the Company has approximately $972,397 in unrecognized stock-based compensation expense related to unvested options, which will be amortized over a weighted average exercise period of approximately 3.00 years.

Warrants

The fair value of the 840,336 warrants granted in conjunction with the $2.0 Million Secured Note (as discussed in Note 9) were estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for the warrants granted during the three months ended July 31, 2017 are as follows:

June 30, 2017
Exercise price	$2.38
Expected dividends	0%
Expected volatility	169.63%
Risk free interest rate	1.49%
Expected life of warrant	3 years

The following is a summary of the Company’s warrant activity:
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding and exercisable – April 30, 2017	133,333	$50.00	2.83
Forfeited	-	-	-
Granted	840,336	2.05	2.48
Outstanding and exercisable – July 31, 2017	973,669	8.90	2.84

The aggregate intrinsic value of the outstanding warrants was $0.

11.	Non-Controlling Interest

For the three months ended July 31, 2017, the changes in the Company’s non–controlling interest were as follows:

	Bandolier	Fortis	Total
Non–controlling interest at April 30, 2017	$(699,873)	$13,310,343	$12,610,470
Contribution of cash by non-controlling interest holders	-	-	-
Non–controlling interest share of income (losses)	(36,574)	111,145	74,571
Non–controlling interest at July 31, 2017	$(736,447)	$13,421,488	$12,685,041

12.	Contingency and Contractual Obligations

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

On January 30, 2014, the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating CAD $759,000 (approximately USD $625,000 as of September 13, 2017). The Company filed a defense and on October 20, 2014, it filed a summary judgment application stating that the landlord’s claim is barred as it was commenced outside the 2-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of CAD $665,000 (approximately USD $548,000 as of September 13, 2017). The applications were heard on June 25, 2015 and the court allowed both the Company’s summary judgment application and the landlord’s amendment application.  Both of these orders were appealed though two levels of the Alberta courts and the appeals were dismissed at both levels. The net effect is that the landlord's claim for loss of prospective rent is to proceed.

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

Redetermination of Bandolier Interest.

In connection with the Contribution Agreement, entered into by and between the Company, MegaWest and Fortis (see Note 5), the parties agreed to the Redetermination of the fair market value of the Bandolier Interest at any time following the six-month anniversary after the execution thereof.  Upon a Redetermination, which has not occurred as of September 14, 2017, but is anticipated prior to December 31, 2017, in the event there is a shortfall from the valuation ascribed to the Bandolier Interest at the time of the Redetermination, as compared to the value ascribed to the Bandolier Interest in the Contribution Agreement, the Company will be required to provide Fortis with a cash payment in an amount equal to the shortfall.  If the Company is unable to deliver to Fortis the cash payment required after the Redetermination, if any, the board of directors of MegaWest shall have the right to exercise certain remedies against the Company, including a right to foreclose on the Company’s entire equity in MegaWest, which equity interest has been pledged to Fortis under the terms of the Contribution Agreement.  In the event of foreclosure, the Bandolier Interest would revert back to the Company, and the Company would record a loss for the amount of the notes receivable, interest in real estate rights, accounts receivable – related party, and any accrued interest.

13.	Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company has identified no reportable subsequent events other than those disclosed below or elsewhere in these financials.

In August 2017, the Company issued 2,923 shares of common stock related to a cashless exercise of 10,000 options.

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

The following discussion of our financial condition and results of operations is based upon and should be read in conjunction with our consolidated financial statements and their related notes included in this Quarterly Report and our Annual Report on Form 10-K filed with the SEC on July 31, 2017 for the year ended April 30, 2017.

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

Recent Developments

Kern County Drilling Program: On July 18, 2017, the Company announced a new oil field discovery upon successful drilling of the Cattani-Rennie 47X-15 exploration well (“CR 47X”) in its Sunset Boulevard prospect in Kern County, California. The Company is currently conducting well tests on multiple zones. Results are expected in October 2017. The Company owns a 19.25% interest in the Sunset Boulevard prospect in Kern County field based on a 13.75% direct working interest, and a 5.5% indirect working interest through its 20% equity investment in Horizon Energy.

On August 15, 2017, the Company announced a second oil field discovery upon successful drilling of the Chardonnay 47X-35 exploration well (the “Chardonnay 47X”) at its Grapevine project in Kern County, California. The Company is currently conducting well tests, and expects to announce production results in October 2017. The Company owns an 8% indirect interest in the Grapevine project through its 20% equity investment in Horizon Energy.

Osage County Drilling Program:  On May 8, 2017, the Company announced the discovery of a new oil field on the Company's 106,500-acre concession in Osage County, Oklahoma (the “Osage Concession”).  The Company’s Chat #2-11, now known as the S. Blackland #2-11, successfully tested a seismically-delineated structure on the Company’s concession. The estimated ultimate recovery (“EUR”) per well is up to 63,000 barrels of oil equivalent (“BOE”). The 30-day oil flow test indicates initial production rates of up to 35 BOE per day.

On May 30, 2017, the Company announced a second oil discovery on its Osage Concession.  The 30-day oil flow test of the Red Fork 1-3, now known as the W. Blackland #1-3, indicates initial production rates of up to 71 BOE per day, suggesting an EUR per well of 105,000 BOE.   Given the 250-acre size of this second structure, we anticipate drilling as many as eight offset wells before the end of 2017, which can produce a total of up to 945,000 BOE over the life of the field.  Each well is highly profitable at current oil prices with drilling and completion costs of approximately $200,000 and low lease operating expenses.

The Company expects to announce complete development plans for both of its S. Blackland and W. Blackland oilfields by October 2017.  In addition, the Company will also announce further exploration opportunities in its Osage Concession with a potential to prove up to 4,300,000 BOE (based on 20 acre well spacing) from the recently identified 1,730 acres of structural closures highlighted in its existing 3D seismic, and confirmed as a result of the successful drilling of W. Blackland #1-3 and S. Blackland #2-11.  The Company does not expect to have any meaningful production until early 2018 following completion of its 2017 drilling program.  Currently, both the W. Blackland #1-3 and S. Blackland #2-11 are shut-in until late 2017 in order to build production facilities.

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

$2.0 Million Secured Note Financing. On June 13, 2017, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with Petro Exploration Funding, LLC (“Funding Corp.”), pursuant to which the Company issued to Funding Corp. a senior secured promissory note to finance the Company’s working capital requirements, in the principal amount of $2.0 million (“Secured Note”). As additional consideration for the note financing, the Company issued to Funding Corp. (i) a warrant to purchase 840,336 shares of the Company’s common stock, $0.00001 par value, and (ii) an overriding royalty interest equal to 2% in all production from the Company’s interest in the Company’s concessions located in Osage County, Oklahoma, currently held by Spyglass pursuant to an Assignment of Overriding Royalty Interests (the “2017 Override”).

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

On August 14, 2017, following a review of the Company’s capital requirements necessary to fund its 2017 development program, the Company’s independent directors consented to Scot Cohen’s purchase from various third parties who collectively held a 2% overriding royalty interest that originally burdened the Osage County, Oklahoma concession for $250,000. Mr. Cohen agreed to sell this 2% overriding royalty to the Company at the same price paid by him (plus market interest on his capital) upon a determination by the Company to finance the Osage County development plan on terms similar to the June 13, 2017 secured note financing.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 3 to the annual consolidated financial statements for the year ended April 30, 2017 and 2015 on Form 10-K filed with the SEC on July 31, 2017 for the year ended April 30, 2017.

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

Interest in Real Estate Rights

Interest in real estate rights, previously identified as “Real estate - held for sale” in our unaudited consolidated balance sheets are related to real estate currently held by Fortis, who intends to sell these properties within the next 12 months. Fortis contributed profit realized from future sale of these properties to MegaWest, pursuant to the terms and conditions of the Contribution Agreement, as a part of the MegaWest Transaction. As we do not know the price at which the real estate will be sold, the rights are stated on the consolidated balance sheet as of July 31, 2017 and April 30, 2017 at the cost basis realized by Fortis.

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

At July 31, 2017 and April 30, 2017, the Company has approximately $3,640,928 and $3,442,724, respectively, of liabilities for uncertain tax positions. Interpretation of taxation rules relating to net operating loss utilization in real estate transactions give rise to uncertain positions. In connection with the uncertain tax position, there was no interest or penalties recorded as the position is expected but the tax returns are not yet due.

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

Results of Operations

Results of Operations for the Three Months Ended July 31, 2017 Compared to Three Months Ended July 31, 2016

Oil Sales

During the three months ended July 31, 2017, the Company recognized $8,803 in oil and gas sales, compared to $0 for the three months ended July 31, 2016. The overall increase in sales of $8,803 is primarily due to the Company commencing production in Osage County, Oklahoma. The Company anticipates increasing revenue in subsequent quarters based on additional discoveries in Kern County, as well as from the Company’s prospects in Osage County, Oklahoma following the successful drilling of the Company’s W. Blackland #1-3 Well and S. Blackland #2-11 Well.  Given current oil and gas prices; however, and the Company’s limited development budget, management does not anticipate deriving substantial revenue from existing oil and gas assets in the short-term; provided, however, in the event oil and gas prices rise from current levels, or in the event current drilling activity and re-completions results in additional proven reserves that can be extracted profitably at current oil and gas prices, management anticipates the addition of material oil and gas sales, although no assurances can be given.

Lease Operating Expense

During the three months ended July 31, 2017, lease operating expense was $18,362, as compared to $23,759 for the three months ended July 31, 2016. The overall decrease in lease operating expense of $5,397 was primarily attributable to management’s commitment to substantially reduce operating expenses in light of the current challenging oil price environment.

Impairment of Oil and Gas Assets

The Company assesses all items classified as unproved property on an annual basis for possible impairment. The Company assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: land relinquishment; intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. Significant changes in these factors could reduce our estimates of future net proceeds and accordingly could result in an impairment of our oil and gas assets. During the three months ended July 31, 2017, the Company reviewed the oil and gas assets for impairment and did not recognized an impairment charge.

General and Administrative Expense

General and administrative expense for the three months ended July 31, 2017 was $992,557, as compared to $1,708,141 for the three months ended July 31, 2016. The decrease was primarily attributable to decreases in salaries, professional fees and benefits and office and administrative expenses. These changes are outlined below:

	For the Three Months Ended	For the Three Months Ended
	July 31, 2017	July 31, 2016
Salaries and benefits	$578,423	$1,215,197
Professional fees	266,968	292,038
Office and administrative	147,166	200,906
Total	$992,557	$1,708,141

Salaries and benefits include non-cash stock-based compensation of $529,332 for three months ended July 31, 2017 compared to $1,150,197 for the three months ended July 31, 2016. The decrease in stock-based compensation of $858,467 from the three months ended July 31, 2017 was due to fewer awards made during the current period. General and administrative expenses decreased due to management’s commitment to substantially reduce expenses in light of the current challenging oil price environment.

Interest Income (Expense)

During the three months ended July 31, 2017, the Company recognized $132,745 in interest income (expense) compared to interest income of $141,259 for the three months ended July 31, 2016. During the three months ended July 31, 2017, the Company recorded interest income $194,599 accrued on the related party notes receivable. The interest income was offset by $37,378 and $24,476 which were the accretion of the debt discount and interest expense related to the $2.0 million secured financing.

Net Gain on Interests in Real Estate Rights

During the three months ended July 31, 2017, the Company recognized $271,490 net gain on its interest in real estate rights compared to $300,639 net gain for the three months ended July 31, 2016. The net gain on interest in real estate rights for the three months ended July 31, 2017 and 2016 was due to the sale of one condominium unit in each period by Fortis, and the resulting profits which were assigned to MegaWest pursuant to the Contribution Agreement, less the book value recorded by MegaWest.

Liquidity and Capital Resources

At July 31, 2017, the Company had working capital of approximately $26.2 million, of which approximately $26.3 million, $1.1 million and $0.9 million of several notes receivable from a related party, an account receivable from a related party, and prepaid oil and gas assets, respectively.

Proceeds from the notes receivable from Fortis will not be available until such time as the Company has completed the redetermination of the fair market value of the Bandolier Interest, which has not occurred as of September 14, 2017, but is anticipated prior to December 31, 2017, In the event there is a shortfall from the valuation ascribed to the Bandolier Interest at the time of the Redetermination, as compared to the value ascribed to the Bandolier Interest in the Contribution Agreement, the Company will be required to provide Fortis with a cash payment in an amount equal to the shortfall, and any unfunded shortfall will likely result in the foreclosure on all or a portion of the Company’s entire equity interest in MegaWest, which equity interest has been pledged to Fortis.  No assurances can be given that the value of the Bandolier Interest will equal the valuation set forth in the Contribution Agreement, or if the value identified after the Redetermination is below the initial valuation, that we will be able to fund such shortfall. Any requirement to fund a shortfall will have a material and adverse effect on our operations and financial condition.

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

As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. In addition, the Company has a limited operating history.  At July 31, 2017, the Company had cash and cash equivalents of approximately $1.2 million. The Company’s primary source of operating funds since inception has been equity and note financings, as well as through the consummation of the Horizon Acquisition. While management believes that the current level of working capital is sufficient to maintain current operations as well as the planned added operations for the next 12 months, management intends to raise additional capital through debt and equity instruments in order to execute its business, operating and development plans. Management can provide no assurances that the Company will be successful in its capital raising efforts. In order to conserve capital, from time to time, management may defer certain development activity.

Operating Activities

During the three months ended July 31, 2017, operating activities used cash of $65,678 compared to $687,473 used in operating activities during the three months ended July 31, 2016. The Company incurred a net loss during the three months ended July 31, 2017 of $805,205 as compared to a net loss of $1,265,735 for the three months ended July 31, 2016. For three months ended July 31, 2017, the net loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and accretion of asset retirement obligation, impairment of oil and gas assets, and the deferred tax liability. Cash provided by operations was also influenced by changes in accounts receivable, accrued interest on notes receivable, prepaid expenses and accounts payable and accrued expenses. For the three months ended July 31, 2016, the loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and amortization, impairment of oil and gas assets, gain on sale of oil and gas assets and accretion of asset retirement obligation. Cash used in operations was also influenced by changes in accounts receivable, prepaid expenses and accounts payable and accrued expenses.

Investing Activities

Investing activities during the three months ended July 31, 2017 resulted in cash used of $1,398,430, as compared to cash provided of $2,735,283 during the three months ended July 31, 2016. During the three months ended July 31, 2017, the Company invested an additional $379,418 in Horizon Energy Partners compared to $525,000 in the comparable period in 2016. During the three months ended July 31, 2017, the Company received proceeds of $1,557,852 from profits in its real estate rights compared to $2,915,332 for the three months ended July 31, 2016. During the three months ended July 31, 2017, the Company incurred $736,964 of expenditures on oil and gas assets compared to $6,790 for the three months ended July 31, 2016. During the three months ended July 31, 2017, the Company executed notes receivable agreements with related parties resulting in the outlay of $1,558,501 compared to $2,947,129 during the period ended July 31, 2016. During the three months ended July 31, 2016, the Company received $3,364,817 from the acquisition of Horizon Investments.

Financing Activities

Financing activities during the three months ended July 31, 2017 resulted in cash provided of $2,000,000, as compared to $0 during the three months ended July 31, 2016. The increase was due to the issuance of a $2.0 million note payable during the current period.

Capitalization

The number of outstanding shares and the number of shares that could be issued if all common stock equivalents are converted to shares is as follows:

As of	July 31, 2017	July 31, 2016
Common shares	15,840,143	4,263,711
Stock options	2,574,682	2,502,182
Stock purchase warrants	973,669	133,333
	19,388,494	6,899,226

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

A. Material Weaknesses

As discussed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, we identified material weaknesses in the design and operation of our internal controls. The material weaknesses are due to the limited number of employees, which impacts our ability to conduct a thorough internal review, and the Company’s reliance on external accounting personnel to prepare financial statements.

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

On January 30, 2014, the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating CAD $759,000 (approximately USD $625,000 as of September 13, 2017). The Company filed a defense and on October 20, 2014, it filed a summary judgment application stating that the landlord’s claim is barred as it was commenced outside the 2-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of CAD $665,000 (approximately USD $548,000 as of September 13, 2017). The applications were heard on June 25, 2015 and the court allowed both the Company’s summary judgment application and the landlord’s amendment application.  Both of these orders were appealed though two levels of the Alberta courts and the appeals were dismissed at both levels. The net effect is that the landlord's claim for loss of prospective rent is to proceed.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended April 30, 2017, filed on July 31, 2017. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of July 31, 2017, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a) There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b) There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s Board of Directors during the quarter ended July 31, 2017.

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
Date: September 14, 2017