Form 10-Q
period 2017-10-31
Petro River Oil Corp.
filed 2017-12-19
CIK 1172298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission file number: 000-49760

PETRO RIVER OIL CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-0611188
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

55 5th Avenue, Suite 1702, New York, New York 10003
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 19, 2017
Common Stock, $0.00001 par value per share	17,309,809 shares

-i-

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

 Petro River Oil Corp. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
	As of
	October 31, 2017	April 30, 2017
Assets
Current Assets:
Cash and cash equivalents	$462,865	$631,232
Accounts receivable - oil and gas	18,385	8,423
Accounts receivable - real estate - related party	1,150,641	2,123,175
Accrued interest on notes receivable - related party	1,195,552	797,710
Interest in real estate rights	-	309,860
Prepaid expenses and other current assets	28,638	207,831
Prepaid oil and gas asset development costs	1,060,336	613,480
Notes receivable - related party, current portion	26,344,883	24,786,382
Total Current Assets	30,261,300	29,478,093

Oil and gas assets, full cost method
Costs subject to amortization, net	2,024,000	1,234,806
Costs not being amortized, net	861,444	858,830
Property, plant and equipment, net of accumulated depreciation of $184,520 and $184,140, respectively	1,202	1,582
Investment in Horizon Energy Partners	1,592,418	1,213,000
Other assets	17,133	17,133
Total Long-term Assets	4,496,197	3,325,351
Total Assets	$34,757,497	$32,803,444

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$283,088	$120,233
Deferred tax liability	3,725,643	3,442,724
Advances from related party	250,000	-
Asset retirement obligations, current portion	406,403	406,403
Total Current Liabilities	4,665,134	3,969,360

Long-term Liabilities:
Asset retirement obligations, net of current portion	165,768	152,293
Note payable, net of debt discount of $867,440 and $0, respectively	1,132,560	-
Total Long-term Liabilities	1,298,328	152,293

Total Liabilities	5,963,462	4,121,653

Commitments and contingencies

Equity:
Preferred shares - 5,000,000 authorized; par value $0.00001; 0 shares issued and outstanding	-	-
Preferred B shares - 29,500 authorized; par value $0.00001; 0 shares issued and outstanding	-	-
Common shares - 100,000,000 authorized; par value $0.00001; 15,843,066 and 15,827,921 issued and outstanding, respectively	158	158
Additional paid-in capital	48,341,827	46,681,073
Accumulated deficit	(32,231,645)	(30,609,910)
Total Petro River Oil Corp. Equity	16,110,340	16,071,321
Non-controlling interests	12,683,695	12,610,470
Total Equity	28,794,035	28,681,791
Total Liabilities and Equity	$34,757,497	$32,803,444

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2017	2016	2017	2016

Revenues
Oil and natural gas sales	$16,238	$-	$25,041	$-
Total Revenues	16,238	-	25,041	-

Operating Expenses
Lease operating expenses	39,242	8,365	57,604	32,124
Depreciation, depletion and accretion	11,745	2,772	20,865	7,168
Gain on sale of oil and gas assets	-	-	-	(216,580)
Impairment of oil and gas assets	241,881	-	241,881	-
General and administrative	483,522	830,071	1,476,079	2,538,212
Total Operating Expenses	776,390	841,208	1,796,429	2,360,924

Operating Loss	(760,152)	(841,208)	(1,771,338)	(2,360,924)

Other Income (Expense)
Interest income (expense) - net	101,562	157,507	234,307	298,766
Net gain on real estate rights	-	392,665	271,490	693,304
Other Income	101,562	550,172	505,797	992,070

Net Loss Before Income Tax Provision	(658,590)	(291,036)	(1,265,591)	(1,368,854)

Income Tax Provision	84,715	233,232	282,919	421,149

Net Loss	(743,305)	(524,268)	(1,548,510)	(1,790,003)

Net (Loss) Income Attributable to Non-controlling Interest	(1,346)	87,834	73,225	135,509

Net Loss Attributable to Petro River Oil Corp. and Subsidiaries	$(741,959)	$(612,102)	$(1,621,735)	$(1,925,512)

Basic and Diluted Net Loss Per Common Share	$(0.05)	$(0.04)	$(0.10)	$(0.12)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	15,842,558	15,827,921	15,838,826	15,639,373

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months
	Ended
	October 31, 2017	October 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,548,510)	$(1,790,003)
Adjustments to reconcile net loss to net cash used in by operating activities:
Stock-based compensation	708,698	1,515,457
Depreciation, depletion and accretion	20,867	7,168
Amortization of debt discount	84,616	-
Gain on sale of oil and gas assets	-	(216,580)
Impairment of oil and gas assets	241,881	-
Net gain on interest in real estate rights	(271,490)	(693,304)
Deferred income tax expense	282,919	421,149
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(9,962)	903
Accounts receivable – related party	(3,968)	-
Accrued interest on notes receivable – related party	(397,842)	(298,766)
Prepaid expenses and other assets	179,193	(14,013)
Accounts payable and accrued expenses	107,397	(98,242)
Net Cash Used in Operating Activities	(606,201)	(1,166,231)

Cash Flows From Investing Activities:
Proceeds from the sale of interest in real estate rights	1,557,852	3,711,006
Prepaid oil and gas assets	(446,856)	(311,202)
Issuance of notes receivable – related party	(1,558,501)	(3,742,803)
Capitalized expenditures on oil and gas assets	(985,243)	(294,640)
Cash received from acquisition of Horizon Investments	-	3,364,817
Cash paid for cost method investment	(379,418)	(525,000)
Net Cash (Used in) Provided by Investing Activities	(1,812,166)	2,202,178

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from related party advances	250,000	-
Proceeds from notes payable – related party	2,000,000	-
Cash received from non-controlling interest contributions	-	176,000
Net Cash Provided by Financing Activities	2,250,000	176,000

Change in cash and cash equivalents	(168,367)	1,211,947

Cash and cash equivalents, beginning of period	631,232	774,751
Cash and cash equivalents, end of period	$462,865	$1,986,698

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$4,258	$3,789
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification from prepaid oil and gas development costs to oil and gas assets not being amortized	$-	$761,444
Accrual of oil and gas development costs	$55,458	$-
Additions to asset retirement obligation from new drilling activities	$7,500	$-
Warrants issued with notes payable	$952,056	$-

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

In light of the challenging oil price environment and capital markets, management is focusing on specific target acquisitions and investments, limiting operating expenses, and exploring farm-in and joint venture opportunities for the Company’s oil and gas assets. No assurances can be given that management will be successful.

Recent Developments

Acquisition of Membership Interest in the Osage County Concession. On November 6, 2017, the Company entered into an Assignment and Assumption of Membership Interest Agreement (the “Membership Interest Assignment”) with Pearsonia West Investments, LLC (“Pearsonia”), the owner of a 46.81% membership interest in Bandolier Energy LLC (“Bandolier”). Pursuant to the Membership Interest Assignment, the Company issued 1,466,667 shares of its common stock, $0.00001 par value, with a fair value of approximately $4.4 million (“Common Stock”), to Pearsonia in exchange for all membership interests in Bandolier held by Pearsonia, resulting in the Company acquiring an additional 46.81% stake in Bandolier’s 106,500-acre concession in Osage County, Oklahoma.

November 2017 $2.5 Million Secured Note Financing. On September 20, 2017, the Company entered into a Securities Purchase Agreement (“Purchase Agreement II”) with Petro Exploration Funding II, LLC (“Funding Corp. II”), pursuant to which the Company issued to Funding Corp. II a senior secured promissory note on November 6, 2017 in the principal amount of $2.5 million (the “November 2017 Secured Note”) (the “November 2017 Note Financing”) and received total proceeds of $2.5 million. As additional consideration for the purchase of the November 2017 Secured Note, the Company issued to Funding Corp. II (i) a warrant to purchase 1.25 million shares of the Company’s Common Stock (the “November 2017 Warrant”), and (ii) an overriding royalty interest equal to 2% in all production from the Company’s interest in the Company’s concessions located in Osage County, Oklahoma currently held by Spyglass Energy Group, LLC, an indirect subsidiary of the Company (“Spyglass”) (the “Existing Osage County Override”). The Existing Osage County Override was an existing override that was acquired by the Company from Scot Cohen, a member of the Company’s Board of Directors and a substantial stockholder of the Company, as discussed below.

The November 2017 Secured Note accrues interest at a rate of 10% per annum and matures on June 30, 2020. To secure the repayment of all amounts due under the terms of the November 2017 Secured Note, the Company entered into a Security Agreement, pursuant to which the Company granted to Funding Corp. II a security interest in all assets of the Company, which security interest is subordinate to the security interest granted to Petro Exploration Funding, LLC (“Funding Corp. I”) on June 13, 2017 in connection with the June 2017 Note Financing, as defined below. The first interest payment will be due on June 1, 2018, and each six-month anniversary thereafter until the outstanding principal balance of the November 2017 Secured Note is paid in full.

The November 2017 Warrant is exercisable immediately upon issuance, for an exercise price per share equal to $2.00 per share, and shall terminate, if not previously exercised, three years from the date of issuance. The grant date relative fair value of the November 2017 Warrant was $1,051,171.

Purchase of Existing Osage County Override. On August 14, 2017, following a review of the Company’s capital requirements necessary to fund its 2017 development program, the Company’s independent directors consented to Scot Cohen’s purchase of the Existing Osage County Override from various prior third-party royalty owners to be issued in connection with the November 2017 Note Financing for $250,000. Mr. Cohen agreed to sell the Existing Osage County Override to the Company at the same price paid by him (plus market interest on his capital) upon a determination by the Company to finance the Osage County development plan. On November 6, 2017, upon consummation of the November 2017 Note Financing, the Company acquired the Existing Osage County Override from Mr. Cohen in exchange for $250,000.

June 2017 $2.0 Million Secured Note Financing. On June 13, 2017, the Company entered into a Securities Purchase Agreement (“Purchase Agreement I”) with Funding Corp. I, pursuant to which the Company issued to Funding Corp. I a senior secured promissory note to finance the Company’s working capital requirements, in the principal amount of $2.0 million (the “June 2017 Secured Note”) (the “June 2017 Note Financing”). As additional consideration for the issuance of the June 2017 Secured Note, the Company issued to Funding Corp. I (i) a warrant to purchase 840,336 shares of the Company’s Common Stock (the “June 2017 Warrant”), and (ii) a new overriding royalty interest equal to 2% in all production from the Company’s interest in the Company’s concessions located in Osage County, Oklahoma currently held by Spyglass (the “New Osage County Override”) valued at $250,000.

The June 2017 Secured Note accrues interest at a rate of 10% per annum, and matures on June 30, 2020. To secure the repayment of all amounts due under the terms of the June 2017 Secured Note, the Company entered into a Security Agreement, pursuant to which the Company granted to Funding Corp. I a security interest in all assets of the Company. The first interest payment will be due on June 1, 2018, and each six-month anniversary thereafter until the outstanding principal balance of the June 2017 Secured Note is paid in full.

The June 2017 Warrant is exercisable immediately upon issuance, for an exercise price per share equal to $2.38 per share, and shall terminate, if not previously exercised, five years from the date of issuance. The grant date relative fair value of the June 2017 Warrant was $951,299.

Scot Cohen owns or controls 31.25% of Funding Corp. I and 41.20% of Funding Corp. II.

2.	Basis of Preparation

The accompanying unaudited interim consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

These unaudited consolidated financial statements include the Company and the following subsidiaries:

Petro Spring, LLC, PO1, LLC; Petro River UK Limited; Horizon I Investments, LLC; and MegaWest Energy USA Corp. and MegaWest Energy USA Corp.’s wholly owned subsidiaries:

MegaWest Energy Texas Corp.
MegaWest Energy Kentucky Corp.
MegaWest Energy Missouri Corp.

Also contained in the unaudited consolidated financial statements is the financial information of the Company’s 58.51% owned subsidiary, MegaWest Energy Kansas Corporation (“MegaWest”), which resulted from a transaction with Fortis Property Group, LLC, a Delaware limited liability company (“Fortis”) consummated on October 15, 2015 (the “MegaWest Transaction”). The MegaWest Transaction includes the Company’s contribution of its 50% interest in Bandolier.

The unaudited consolidated financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended April 30, 2017 filed with the Securities and Exchange Commission (the “SEC”) on July 31, 2017. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the year ended April 30, 2017, has been omitted. The results of operations for the interim periods presented are not necessarily indicative of results for the entire year ending April 30, 2018.

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

Cash and cash equivalents include all highly liquid monetary instruments with original maturities of three months or less when purchased. These investments are carried at cost, which approximates fair value. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits. At October 31, 2017, approximately $79,976 of the Company’s cash balances were uninsured. The Company has not experienced any loses on such accounts.

(c)	Receivables:

Receivables that management has the intent and ability to hold for the foreseeable future are reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts. Losses from uncollectible receivables are accrued when both of the following conditions are met: (a) information available before the financial statements are issued or are available to be issued indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) the amount of the loss can be reasonably estimated. These conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, an accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews individually each receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information, and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses, if any.

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

The allowance for doubtful accounts at October 31, 2017 and April 30, 2017 was $0.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. For the six months ended October 31, 2017, the Company evaluated these properties and recorded an impairment in the amount of $241,881.

Proved Oil and Gas Reserves: Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. All of the Company’s oil and gas properties with proven reserves were impaired to the salvage value prior to the Company’s acquisition of its interest in Bandolier. The price used to establish economic viability is the average price during the 12-month period preceding the end of the entity’s fiscal year and calculated as the un-weighted arithmetic average of the first-day-of-the-month price for each month within such 12-month period. For the six months ended October 31, 2017, the Company recorded an impairment charge of $241,881 on its proved oil and gas properties.

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

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers which require significant judgment, as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expenses. There have been no material changes in the methodology used by the Company in calculating depletion, depreciation and amortization of oil and gas properties under the full cost method during the six months ended October 31, 2017 and 2016.

(f)	Investments:

Investments held in stock of entities other than subsidiaries, namely corporate joint ventures and other non-controlled entities, usually are accounted for by one of three methods: (i) the fair value method, (ii) the equity method, or (iii) the cost method. The equity method tends to be most appropriate if an investment enables the investor to influence the operating or financial policies of the investee. The cost basis is utilized for investments that are less than 20% owned, and the Company does not exercise significant influence over the operating and financial policies of the investee. Under the cost method, investments are held at historical cost.

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

The fair value of option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the option’s expected life, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is calculated based on the historical volatility of the Company’s Common Stock over the expected option life and other appropriate factors. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero, as the Company has never paid or declared any cash dividends on its Common Stock and does not intend to pay dividends on the Common Stock in the foreseeable future. The expected forfeiture rate is estimated based on historical experience.

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

At October 31, 2017 and April 30, 2017, the Company had approximately $3.7 million and $3.4 million, respectively, of liabilities for uncertain tax positions. Interpretation of taxation rules relating to net operating loss utilization in real estate transactions give rise to uncertain positions. In connection with the uncertain tax position, there were no interest or penalties recorded as the position is expected but the tax returns are not yet due.

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

Basic net income (loss) per common share is computed by dividing net loss attributable to stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. For the six months ended October 31, 2017 and 2016, potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive.

The Company had the following common stock equivalents at October 31, 2017 and 2016:

	October 31, 2017	October 31, 2016
Stock Options	2,529,682	2,507,182
Stock Purchase Warrants	973,669	133,333
Total	3,503,351	2,640,515

(k)	Recent Accounting Pronouncements:

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle (issued as ASU 2014-09 by the FASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating its adoption method and the impact of the standard on its consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in 2018.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (Topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (Topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers.” The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use an entity's intellectual property or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company does not expect the new standard to have a material effect on its consolidated financial statements.

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

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

(k)	Subsequent Events:

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

4.	Accounts Receivable – Related Party

On October 15, 2015, the Company entered into a contribution agreement (the “Contribution Agreement”) with MegaWest and Fortis pursuant to which the Company and Fortis each agreed to contribute certain assets to MegaWest in exchange for shares of MegaWest common stock (“MegaWest Shares”) (the “MegaWest Transaction”) in order to participate in the development of the Company’s Bandolier prospect.

Upon execution of the Contribution Agreement, Fortis transferred its interest in 30 condominium units and the right to any profits and proceeds therefrom. For the three months ended October 31, 2017 and 2016, Fortis sold zero and one condominium units, respectively, and MegaWest recorded a net gain on interest in real estate rights of $0 and $392,665, respectively. For the six months ended October 31, 2017 and 2016, Fortis sold one and two condominium units, respectively, and MegaWest recorded a net gain on interest in real estate rights of $271,490 and $693,304, respectively. As of October 31, 2017, the Company had accounts receivable - related party in the amount of $1,150,641 related to interest in real estate rights of condominium units sold.

The accounts receivable and the Company’s interest in real estate reflected on the Company’s balance sheet are assets held by MegaWest, and are controlled by MegaWest’s board of directors, consisting of two members appointed by Fortis, and one by the Company. The relative composition of the board of directors of MegaWest shall continue as long as Fortis has an equity interest in MegaWest.

Proceeds from the amounts receivable from Fortis will be available when the Company has completed its evaluation of the Bandolier prospects. In this regard, the Contribution Agreement provided for a redetermination of the fair market value of the Bandolier Interest at any time following the six-month anniversary after the execution thereof (the “Redetermination”), which is currently due to occur on December 31, 2017.  The Company is seeking an extension of the Redetermination to allow the Company to complete the initial test well program on the Bandolier prospect in order to value the Redetermination. The Company has currently completed one test well of its nine well test program. Upon a Redetermination, which has not occurred as of December 19, 2017, in the event there is a shortfall from the valuation ascribed to the Bandolier Interest at the time of the Redetermination, as compared to the value ascribed to the Bandolier Interest in the Contribution Agreement, the Company will be entitled to the value of the receivable but will be required to provide MegaWest with a cash contribution in an amount equal to the shortfall. In the event the Company is unable to deliver to MegaWest the cash contribution required after the Redetermination, if any, the board of directors of MegaWest shall have the right to exercise certain remedies against the Company, including a right to foreclose on the Company’s entire equity in MegaWest, which equity interest has been pledged to Fortis under the terms of the Contribution Agreement. In the event of foreclosure, the Bandolier Interest would revert back to the Company, and the Company would record a reduction in noncontrolling interest for Fortis’ interest in MegaWest for (i) the amount of the notes receivable, (ii) interest in real estate rights, (iii) accounts receivable - related party, and (iv) any accrued interest for the amount due to Fortis in exchange for their portion of MegaWest representing their indirect interest in the Bandolier prospect.

5.	Notes Receivable – Related Party

Since December 2015, the Company has entered into ten promissory note agreements with Fortis with aggregate principal amounts of $26,344,883. The notes receivable bear interest at an annual rate of 3% and mature on December 31, 2017. As of October 31, 2017, and April 30, 2017, the outstanding balance of the notes receivable was $26,344,883 and $24,786,382, respectively.

6.	Interest in Real Estate Rights

As discussed in Note 4, MegaWest received an interest in real estate rights of 30 condominium units from Fortis pursuant to the MegaWest Transaction. For the six months ended October 31, 2017, the Company recognized a net gain of $271,490 related to the sale of one condominium unit by Fortis.

The following table summarizes the activity for interest in real estate rights:

Six Months Ended October 31, 2017
Balance at April 30, 2017	$309,860
Cost of sales – 1 condominium unit	(309,860)
Balance at October 31, 2017	$-

7.	Oil and Gas Assets

The following table summarizes the activity of the oil and gas assets by project for the six months ended October 31, 2017:

	Oklahoma	Larne Basin	Other (1)	Total
Balance May 1, 2017	$1,232,192	$761,444	$100,000	$2,093,636
Additions	1,048,201	-	-	1,048,201
Disposals	-	-	-	-
Depreciation, depletion and amortization	(14,512)	-	-	(14,512)
Impairment of oil and gas assets	(241,881)	-	-	(241,881)
Balance October 31, 2017	$2,024,000	$761,444	$100,000	$2,885,444

(1)
Other property consists primarily of four used steam generators and related equipment that will be assigned to future projects. As of October 31, 2017, and April 30, 2017, management concluded that impairment was not necessary as all other assets were carried at salvage value.

Kern County Project. On March 4, 2016, the Company executed an Asset Purchase and Sale and Exploration Agreement to acquire a 13.75% working interest in certain oil and gas leases located in southern Kern County, California. Horizon Energy also purchased a 27.5% working interest in the project.

Under the terms of the agreement, the Company paid $108,333 to the sellers on the closing date, and is obligated to pay certain other costs and expenses after the closing date related to existing and new leases as more particularly set forth in the agreement. Costs incurred to date for this property have aggregated to $1,060,336 as of October 31, 2017 and are recorded as prepaid oil and gas development costs on the consolidated balance sheet. In addition, the sellers are entitled to an overriding royalty interest in certain existing and new leases acquired after the closing date, and the Company is required to make certain other payments, each in amounts set forth in the agreement.

Acquisition of Interest in Larne Basin.  On January 19, 2016, Petro River UK Limited, (“Petro UK”), a wholly owned subsidiary of the Company, entered into a Farmout Agreement to acquire a 9% interest in Petroleum License PL 1/10 and P2123 (the “Larne Licenses”) located in the Larne Basin in Northern Ireland (the “Larne Transaction”). The two Larne Licenses, one onshore and one offshore, together encompass approximately 130,000 acres covering the large majority of the prospective Larne Basin. The other parties to the Farmout Agreement are Southwestern Resources Ltd, a wholly owned subsidiary of Horizon Energy, which will acquire a 16% interest, and Brigantes Energy Limited, which will retain a 10% interest. Third parties will own the remaining 65% interest.

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

Oklahoma Properties. During the six months ended October 31, 2017, the Company recorded additions related to development costs incurred of approximately $1,041,000 and $6,800 for proven and unproven oil and gas assets, respectively.

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

Impairment of Oil & Gas Properties. As of October 31, 2017, the Company assessed its oil and gas assets for impairment and recognized a charge of $241,881 related to its oil and gas property. As of April 30, 2017, the Company assessed its oil and gas assets for impairment and recognized a charge of $20,942 related to the Oklahoma oil and gas assets.

8.	Asset Retirement Obligations

The total future asset retirement obligations were estimated based on the Company’s ownership interest in all wells and facilities, the estimated legal obligations required to retire, dismantle, abandon and reclaim the wells and facilities and the estimated timing of such payments. The Company estimated the present value of its asset retirement obligations at both October 31, 2017 and April 30, 2017 based on a future undiscounted liability of $650,441 and $639,755, respectively. These costs are expected to be incurred within 1 to 24 years. A credit-adjusted risk-free discount rate of 10% and an inflation rate of 2% were used to calculate the present value.

Changes to the asset retirement obligations were as follows:

	October 31, 2017	April 30, 2017
Balance, beginning of period	$558,696	$763,062
Additions	7,500	-
Disposals	-	(216,580)
Accretion	5,975	12,214
	572,171	558,696
Less: Current portion for cash flows expected to be incurred within one year	(406,403)	(406,403)
Long-term portion, end of period	$165,768	$152,293

During the six months ended October 31, 2017 and 2016, the Company recorded accretion expense of $5,975 and $6,789, respectively.

Expected timing of asset retirement obligations:

Year Ending April 30,
2018 (remainder of year)	$406,403
2019	-
2020	-
2021	-
2022	-
Thereafter	244,038
Subtotal	650,441
Effect of discount	(78,270)
Total	$572,171

9.	Related Party Transactions

Employment Agreements

On October 30, 2015, Mr. Stephen Brunner joined the Company as President. Mr. Brunner has been tasked with making oil and gas related decisions and executing the Company’s growth strategy. Under the terms of the contract, Mr. Brunner receives a base salary of $10,000 per month. Mr. Brunner was also granted 53,244 stock options. He also has the right to purchase an additional 311,489 shares of the Company’s common stock for $1.38 per share subject to shareholder approval on the increase of the current stock option plan and achieving pre-defined target objectives.

The Company computed the fair value of stock options as of the date of grant utilizing a Black-Scholes option-pricing model using the following assumptions: common share value based on the fair value of the Company’s Common Stock as quoted on the Over-the-Counter Bulletin Board, $1.78; exercise price of $2.00; expected volatility of 171%; and a discount rate of 2.16%. The grant date fair value of the award was $89,525. For the three months ended October 31, 2017 and 2016, the Company expensed $5,968 and $6,101, respectively, to general and administrative expenses. For the six months ended October 31, 2017 and 2016, the Company expensed $11,937 and $12,202 respectively, to general and administrative expenses.

MegaWest Transaction

On October 15, 2015, the Company entered into the Contribution Agreement with MegaWest and Fortis, pursuant to which the Company and Fortis each agreed to contribute certain assets to MegaWest in exchange for shares of MegaWest common stock. See Note 4 above.

Accounts Receivable - Related Party

As discussed in Note 4 above, on October 15, 2015, the Company entered into the Contribution Agreement with MegaWest and Fortis pursuant to which the Company and Fortis each agreed to assign certain assets to MegaWest in exchange for the MegaWest Shares.

Upon execution of the Contribution Agreement, Fortis transferred certain indirect interests held in 30 condominium units and the rights to any profits and proceeds therefrom, with its basis of $15,544,382, to MegaWest. As of October 31, 2017, and April 30, 2017, the Company had an accounts receivable – related party in the amount of $1,150,641 and $2,123,175, respectively, which was due from Fortis for the profits belonging to MegaWest. See Note 4 above.

Notes Receivable – Related Party

As discussed in Note 5, the Company entered into ten promissory note agreements with Fortis, with total principal amount of $26,344,883 as of October 31, 2017. The notes receivable bear interest at an annual interest rate of 3% and mature on December 31, 2017. For the three and six months ended October 31, 2017, the Company recorded $199,211 and $393,810 of interest income on the notes receivable, respectively. As of October 31, 2017, and April 30, 2017, the outstanding balance of the notes receivable was $26,344,883 and $24,786,382, respectively.

Advances from Related Party

In September 2017, Scot Cohen, a member of the Company’s Board of Directors and a substantial stockholder of the Company, advanced the Company $250,000 in order to satisfy working capital needs, including the purchase of the Existing Osage County Override as discussed below. These advances are due on demand and are non-interest bearing. As of October 31, 2017, the amount due to the related parties was $250,000 and is presented as “Advances from related party” on the consolidated balance sheets. The advances were repaid in November 2017.

On August 14, 2017, following a review of the Company’s capital requirements necessary to fund its 2017 development program, the Company’s independent directors consented to Scot Cohen’s purchase of the Existing Osage County Override from various prior holders to be issued in connection with the November 2017 Note Financing, for $250,000. Mr. Cohen agreed to sell the Existing Osage County Override to the Company at the same price paid by him (plus market interest on his capital) upon a determination by the Company to finance the Osage County development plan. On November 6, 2017, upon consummation of the November 2017 Note Financing, the Company acquired the Existing Osage County Override from Mr. Cohen.

June 2017 $2.0 Million Secured Note Financing

Scot Cohen owns or controls 31.25% of Funding Corp. I, the holder of the June 2017 Note issued by the Company in connection with the June 2017 Note Financing in the principal amount of $2.0 million. The June 2017 Note accrues interest at a rate of 10% per annum, and matures on June 30, 2020. (See Note 1). The June 2017 Note is presented as “Note payable – related party, net of debt discount” on the consolidated balance sheets.

Pursuant to the financing agreement, the Company issued the June 2017 Warrant to Funding Corp. I to purchase 840,336 shares of the Company’s Common Stock. Upon issuance of the June 2017 Note, the Company valued the June 2017 Warrant at the grant date share price of $2.38 and recorded $952,056 to debt discount on the consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $867,440 as of October 31, 2017. During the six months ended October 31, 2017 and 2016, the Company recorded amortization of debt discount totaling $84,616 and $0, respectively. See Note 10 for the assumptions and inputs utilized to value the June 2017 Warrant.

As of October 31, 2017, the outstanding balance, net of debt discount, and accrued interest on the June 2017 Note due to related party was $1,132,560 and $74,887, respectively.

As additional consideration for the purchase of the June 2017 Note, the Company issued to Funding Corp. I the New Osage County Override, which provided Funding Corp. I with a new overriding royalty interest equal to 2% in all production from the Company’s interest in the Company’s concessions located in Osage County, Oklahoma, currently held by Spyglass, valued at $250,000.

10.	Equity

As of October 31, 2017 and April 30, 2017, the Company had 5,000,000 shares of preferred stock, par value $0.00001 per share, authorized. As of October 31, 2017, and April 30, 2017, the Company had 29,500 shares of Series B Preferred Stock, par value $0.00001 per share (“Series B Preferred”), authorized. No Series B Preferred shares are currently issued or outstanding, and no other series of preferred stock have been designated.

As of October 31, 2017 and April 30, 2017, the Company had 150,000,000 shares of Common Stock, par value $0.00001 per share, authorized. During the six months ended October 31, 2017, the Company issued 15,145 shares of Common Stock related to a cashless exercise of 35,000 options. There were 15,843,066 and 15,827,921 shares of Common Stock issued and outstanding as of October 31, 2017 and April 30, 2017, respectively.

Options

The following table summarizes information about the changes of options for the period from April 30, 2017 to October 31, 2017 and options outstanding and exercisable at October 31, 2017:

	Options	Weighted Average Exercise Prices

Outstanding April 30, 2017	2,599,682	$2.13
Granted	-	-
Exercised	(35,000)	1.38
Forfeited/Cancelled	(35,000)	1.38
Outstanding – October 31, 2017	2,529,682	$2.15
Exercisable – October 31, 2017	2,356,985	$2.18

Outstanding – Aggregate Intrinsic Value		$844,100
Exercisable – Aggregate Intrinsic Value		$797,664

The following table summarizes information about the options outstanding and exercisable at October 31, 2017:

	Options Outstanding		Options Exercisable
Exercise Price	Options	Weighted Avg. Life Remaining	Options
1.38	1,795,958	9.45 years	1,697,158
1.98	5,000	9.51 years	5,000
2.00	457,402	8.50 years	392,784
2.87	65,334	8.50 years	64,611
3.00	51,001	9.16 years	42,445
3.39	12,000	9.14 years	12,000
6.00	10,000	8.25 years	10,000
12.00	132,987	6.98 years	132,987
	2,529,682		2,356,985

During the three months ended October 31, 2017 and 2016, the Company expensed $179,366 and $365,000, respectively, related to the vesting of outstanding options to general and administrative expense for stock-based compensation pursuant to employment and consulting agreements. During the six months ended October 31, 2017 and 2016, the Company expensed $708,698 and $1,515,000, respectively, related to the vesting of outstanding options to general and administrative expense for stock-based compensation pursuant to employment and consulting agreements.

As of October 31, 2017, the Company has approximately $638,115 in unrecognized stock-based compensation expense related to unvested options, which will be amortized over a weighted average exercise period of approximately 3 years.

Warrants

The fair value of the 840,336 June 2017 Warrants granted in conjunction with the June 2017 Note Financing (as discussed in Note 9) were estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for the warrants granted during the six months ended October 31, 2017 are as follows:

October 31, 2017
Exercise price $	2.38
Expected dividends	0%
Expected volatility	169.63%
Risk free interest rate	1.49%
Expected life of warrant	3 years

The following is a summary of the Company’s warrant activity:
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)
Outstanding and exercisable – April 30, 2017	133,333	$50.00	2.83
Forfeited	-	-	-
Granted	840,336	2.05	2.27
Outstanding and exercisable – October 31, 2017	973,669	$8.90	2.58

The aggregate intrinsic value of the outstanding warrants was $0.

11.	Non-Controlling Interest

For the six months ended October 31, 2017, the changes in the Company’s non–controlling interest were as follows:

	Bandolier	Fortis	Total
Non–controlling interest at April 30, 2017	$(699,873)	$13,310,343	$12,610,470
Contribution of cash by non-controlling interest holders	-	-	-
Non–controlling interest share of income (losses)	(85,425)	158,650	73,225
Non–controlling interest at October 31, 2017	$(785,298)	$13,468,993	$12,683,695

12.	Contingency and Contractual Obligations

Ongoing Litigation.

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

On January 30, 2014, the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating CAD $759,000 (approximately USD $592,000 as of October 31, 2017). The Company filed a defense and on October 20, 2014, it filed a summary judgment application stating that the landlord’s claim is barred as it was commenced outside the 2-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of CAD $665,000 (approximately USD $518,000 as of October 31, 2017). The applications were heard on June 25, 2015 and the court allowed both the Company’s summary judgment application and the landlord’s amendment application. Both of these orders were appealed through two levels of the Alberta courts and the appeals were dismissed at both levels. The net effect is that the landlord's claim for loss of prospective rent is to proceed.

(b) In September 2013, the Company was notified by the Railroad Commission of Texas (the “Commission”) that the Company was not in compliance with regulations promulgated by the Commission. The Company was therefore deemed to have lost its corporate privileges within the State of Texas and as a result, all wells within the state would have to be plugged. The Commission therefore collected $25,000 from the Company, which was originally deposited with the Commission, to cover a portion of the estimated costs of $88,960 to plug the wells, which the net present value of has been included in asset retirement obligations as of October 31, 2017. In addition to the above, the Commission also reserved its right to separately seek any remedies against the Company resulting from its noncompliance.

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

Redetermination of Bandolier Interest.

In connection with the Contribution Agreement, entered into by and between the Company, MegaWest and Fortis (see Note 4), the parties agreed to the Redetermination of the fair market value of the Bandolier Interest at any time following the six-month anniversary after the execution thereof, which is currently due to occur on December 31, 2017. The Company is seeking an extension of the Redetermination to allow the Company to complete the initial test well program on the Bandolier prospect in order to value the Redetermination. The Company has currently completed one test well of its nine well test program. Upon a Redetermination, which has not occurred as of December 19, 2017, in the event there is a shortfall from the valuation ascribed to the Bandolier Interest at the time of the Redetermination, as compared to the value ascribed to the Bandolier Interest in the Contribution Agreement, the Company will be entitled to the value of the receivable but will be required to provide MegaWest with a cash contribution in an amount equal to the shortfall. If the Company is unable to deliver to MegaWest the cash contribution required after the Redetermination, if any, the board of directors of MegaWest shall have the right to exercise certain remedies against the Company, including a right to foreclose on the Company’s entire equity in MegaWest, which equity interest has been pledged to Fortis under the terms of the Contribution Agreement. In the event of foreclosure, the Bandolier Interest would revert back to the Company, and the Company would record a reduction in noncontrolling interest for Fortis’ interest in MegaWest for (i) the amount of the notes receivable, (ii) interest in real estate rights, (iii) accounts receivable – related party, and (iv) any accrued interest for the amount due to Fortis in exchange for their portion of MegaWest representing their indirect interest in the Bandolier prospect.

13.	Subsequent Events

See discussion of the Acquisition of Membership Interest in the Osage County Concession and the November 2017 Note Financing under Recent Developments in Note 1.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except as otherwise indicated by the context, references in this Quarterly Report to “we,” “us,” “our,” or the “Company” are to the consolidated businesses of Petro River Oil Corp. and its wholly-owned direct and indirect subsidiaries and majority-owned subsidiaries, except that references to “our common stock” or “our capital stock” or similar terms refer to the common stock, par value $0.00001 per share, of Petro River Oil Corp., a Delaware corporation (the “Company”).

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

The Company’s prospect in Oklahoma is owned by Spyglass Energy Group, LLC, a wholly owned subsidiary of Bandolier Energy, LLC (“Bandolier”). Bandolier is owned 48.81% by the Company and 51.19% by its subsidiary, MegaWest. Bandolier has a 75% working interest in the 106,500-acre concession in Osage County, Oklahoma. The 25% working interest is held by the operator, Performance Energy, LLC.

In 2017, Bandolier discovered two oil fields with the successful drilling of the W. Blackland 1-3 and S. Blackland 2-11 exploration wells. On December 15, 2017, the Company received permits from the Bureau of Indian Affairs to drill eight additional wells in the W. Blackland Field. Based on the 30-day flow test from the W. Blackland 1-3 exploration well, we are projecting estimated ultimate recoveries (“EUR”) from each new development well of approximately 105,000 barrels of oil equivalent (“BOE”). Drilling and completion costs are estimated to be approximately $200,000 per well.

In addition to our current development plans, our current 3D seismic has identified additional structures in Osage County. It will cost the Company approximately $300,000 to test three new structures totaling 2,362 acres of potential productive Mississippian chat reservoirs. If the exploration wells are successful, the Company has a potential to discover up to 5.85 million BOE based on 20 acre well spacing and 50,0000 EUR per well.

The Company’s results from its development and exploration plans will have a materially significant impact on the valuation of our interest in MegaWest and the Redetermination under the Contribution Agreement with Fortis.

The execution of our business plan is dependent on obtaining necessary working capital. While no assurances can be given, in the event management is able to obtain additional working capital, we plan to acquire high-quality oil and gas properties, primarily proved producing, and proved undeveloped reserves. We also intend to explore low-risk development drilling and work-over opportunities. Management is also exploring farm in and joint venture opportunities for our oil and gas assets.

Recent Developments

Acquisition of Membership Interest in the Osage County Concession. On November 6, 2017, the Company entered into an Assignment and Assumption of Membership Interest Agreement (the “Membership Interest Assignment”) with Pearsonia West Investments, LLC (“Pearsonia”), the owner of a 46.81% membership interest in Bandolier Energy LLC (“Bandolier”). Pursuant to the Membership Interest Assignment, the Company issued 1,466,667 shares of its common stock, $0.00001 par value, with a fair value of approximately $4.4 million (“Common Stock”), to Pearsonia in exchange for all membership interests in Bandolier held by Pearsonia, resulting in the Company acquiring an additional 46.81% stake in Bandolier’s 106,500-acre concession in Osage County, Oklahoma.

November 2017 $2.5 Million Secured Note Financing. On September 20, 2017, the Company entered into a Securities Purchase Agreement (“Purchase Agreement II”) with Petro Exploration Funding II, LLC (“Funding Corp. II”), pursuant to which the Company issued to Funding Corp. II a senior secured promissory note on November 6, 2017 in the principal amount of $2.5 million (the “November 2017 Secured Note”) (the “November 2017 Note Financing”). As additional consideration for the purchase of the November 2017 Secured Note, the Company issued to Funding Corp. II (i) a warrant to purchase 1.25 million shares of the Company’s Common Stock (the “November 2017 Warrant”), and (ii) an overriding royalty interest equal to 2% in all production from the Company’s interest in the Company’s concessions located in Osage County, Oklahoma currently held by Spyglass Energy Group, LLC, an indirect subsidiary of the Company (“Spyglass”) (the “Existing Osage County Override”). The Existing Osage County Override was an existing override that was acquired by the Company from Scot Cohen, a member of the Company’s Board of Directors and a substantial stockholder of the Company, as discussed below.

The November 2017 Secured Note accrues interest at a rate of 10% per annum and matures on June 30, 2020. To secure the repayment of all amounts due under the terms of the November 2017 Secured Note, the Company entered into a Security Agreement, pursuant to which the Company granted to Funding Corp. II a security interest in all assets of the Company, which security interest is subordinate to the security interest granted to Petro Exploration Funding, LLC (“Funding Corp. I”) on June 13, 2017 in connection with the June 2017 Note Financing, as defined below. The first interest payment will be due on June 1, 2018, and each six-month anniversary thereafter until the outstanding principal balance of the November 2017 Secured Note is paid in full.

The November 2017 Warrant is exercisable immediately upon issuance, for an exercise price per share equal to $2.00 per share, and shall terminate, if not previously exercised, three years from the date of issuance. The grant date fair value of the November 2017 Warrant was $1,051,171.

Purchase of Existing Osage County Override. On August 14, 2017, following a review of the Company’s capital requirements necessary to fund its 2017 development program, the Company’s independent directors consented to Scot Cohen’s purchase of the Existing Osage County Override from various prior holders to be issued in connection with the November 2017 Note Financing for $250,000. Mr. Cohen agreed to sell the Existing Osage County Override to the Company at the same price paid by him (plus market interest on his capital) upon a determination by the Company to finance the Osage County development plan. On November 6, 2017, upon consummation of the November 2017 Note Financing, the Company acquired the Existing Osage County Override from Mr. Cohen.

June 2017 $2.0 Million Secured Note Financing. On June 13, 2017, the Company entered into a Securities Purchase Agreement (“Purchase Agreement I”) with Funding Corp. I, pursuant to which the Company issued to Funding Corp. I a senior secured promissory note to finance the Company’s working capital requirements, in the principal amount of $2.0 million (the “June 2017 Secured Note”) (the “June 2017 Note Financing”). As additional consideration for the issuance of the June 2017 Secured Note, the Company issued to Funding Corp. I (i) a warrant to purchase 840,336 shares of the Company’s Common Stock (the “June 2017 Warrant”), and (ii) a new overriding royalty interest equal to 2% in all production from the Company’s interest in the Company’s concessions located in Osage County, Oklahoma currently held by Spyglass (the “New Osage County Override”).

The June 2017 Secured Note accrues interest at a rate of 10% per annum, and matures on June 30, 2020. To secure the repayment of all amounts due under the terms of the June 2017 Secured Note, the Company entered into a Security Agreement, pursuant to which the Company granted to Funding Corp. I a security interest in all assets of the Company. The first interest payment will be due on June 1, 2018, and each six-month anniversary thereafter until the outstanding principal balance of the June 2017 Secured Note is paid in full.

The June 2017 Warrant is exercisable immediately upon issuance, for an exercise price per share equal to $2.38 per share, and shall terminate, if not previously exercised, five years from the date of issuance. The grant date fair value of the June 2017 Warrant was $951,299.

Scot Cohen owns or controls 31.25% of Funding Corp. I and 41.20% of Funding Corp. II.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 3 to the annual consolidated financial statements for the year ended April 30, 2017 and 2016 on Form 10-K filed with the SEC on July 31, 2017 for the year ended April 30, 2017.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These consolidated financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses, to disclose contingent assets and liabilities on the date of the consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. The most significant estimates and assumptions include the valuation of accounts receivable, and the useful lives and impairment of property and equipment, goodwill and intangible assets, the valuation of deferred tax assets and inventories and the provision for income taxes. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this Form 10-Q reflect the more significant judgments and estimates used in preparation of our consolidated financial statements. We believe there have been no material changes to our critical accounting policies and estimates.

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our consolidated financial statements:

Oil and Gas Operations

The Company follows the full cost method of accounting for oil and gas operations, whereby all costs related to exploration and development of oil and gas reserves are capitalized. Under this method, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and natural gas reserves, including salaries, benefits and other internal costs directly attributable to these activities. Costs associated with production and general corporate activities, however, are expensed in the period incurred. Costs are capitalized on a country-by-country basis. To date, there has only been one cost center, the United States.

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

Interest in Real Estate Rights

Interest in real estate rights, previously identified as “Real estate - held for sale” in our unaudited consolidated balance sheets, are related to real estate currently held by Fortis, who intends to sell these properties within the next 12 months. Fortis contributed profit realized from future sale of these properties to MegaWest, pursuant to the terms and conditions of the Contribution Agreement, as a part of the MegaWest Transaction. As we do not know the price at which the real estate will be sold, the rights are stated on the consolidated balance sheet as of October 31, 2017 and April 30, 2017 at the cost basis realized by Fortis.

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

At October 31, 2017 and April 30, 2017, the Company had approximately $3,726,000 and $3,443,000, respectively, of liabilities for uncertain tax positions. Interpretation of taxation rules relating to net operating loss utilization in real estate transactions give rise to uncertain positions. In connection with the uncertain tax position, there was no interest or penalties recorded as the position is expected but the tax returns are not yet due.

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

NEW ACCOUNTING STANDARDS

Recently Issued Accounting Standards

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle (issued as ASU 2014-09 by the FASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating its adoption method and the impact of the standard on its consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in 2018.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (Topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (Topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers.” The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use an entity's intellectual property or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company does not expect the new standard to have a material effect on its consolidated financial statements.

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

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

Results of Operations

Results of Operations for the Three Months Ended October 31, 2017 Compared to Three Months Ended October 31, 2016

Oil Sales

During the three months ended October 31, 2017, the Company recognized $16,238 in oil and gas sales, compared to $0 for the three months ended October 31, 2016. The overall increase in sales of $16,238 is primarily due to the Company commencing production in Osage County, Oklahoma. The Company anticipates increasing revenue in subsequent quarters based on additional discoveries in Kern County, as well as from the Company’s prospects in Osage County, Oklahoma following the successful drilling of the Company’s W. Blackland #1-3 Well and S. Blackland #2-11 Well. Given current oil and gas prices, however, and the Company’s limited development budget, management does not anticipate deriving substantial revenue from existing oil and gas assets in the short-term; provided, however, in the event oil and gas prices rise from current levels, or in the event current drilling activity and re-completions results in additional proven reserves that can be extracted profitably at current oil and gas prices, management anticipates the addition of material oil and gas sales, although no assurances can be given.

Lease Operating Expense

During the three months ended October 31, 2017, lease operating expense was $39,242, as compared to $8,365 for the three months ended October 31, 2016. The overall increase in lease operating expense of $30,877 was primarily attributable to increased activity in the Company’s drilling activity in Osage County, Oklahoma.

Impairment of Oil and Gas Assets

The Company assesses all items classified as unproved property on an annual basis for possible impairment. The Company assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: land relinquishment; intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. Significant changes in these factors could reduce our estimates of future net proceeds and accordingly could result in an impairment of our oil and gas assets. During the three months ended October 31, 2017, the Company reviewed the oil and gas assets for impairment and recognized an impairment charge of $241,881.

General and Administrative Expense

General and administrative expense for the three months ended October 31, 2017 was $483,522, as compared to $830,071 for the three months ended October 31, 2016. The decrease was primarily attributable to decreases in salaries, professional fees and benefits, and office and administrative expenses. These changes are outlined below:

	For the Three Months Ended	For the Three Months Ended
	October 31, 2017	October 31, 2016
Salaries and benefits	$232,216	$438,530
Professional fees	152,164	239,608
Office and administrative	99,142	151,933
Total	$483,522	$830,071

Salaries and benefits include non-cash stock-based compensation of $179,366 for three months ended October 31, 2017 compared to $365,260 for the three months ended October 31, 2016. The decrease in stock-based compensation of $185,894 from the three months ended October 31, 2017 was due to fewer awards made during the current period. General and administrative expenses decreased due to management’s commitment to substantially reduce expenses in light of the current challenging oil price environment.

Interest Income (Expense)

During the three months ended October 31, 2017, the Company recognized $101,562 of net interest income compared to interest income of $157,507 for the three months ended October 31, 2016. During the three months ended October 31, 2017, the Company recorded interest income $199,211 accrued on the related party notes receivable. The interest income was offset by $47,238 and $50,411 which were the accretion of the debt discount and interest expense, respectively, related to the June 2017 $2.0 million financing.

Net Gain on Interests in Real Estate Rights

During the three months ended October 31, 2017, the Company recognized $0 net gain on its interest in real estate rights compared to $392,665 net gain for the three months ended October 31, 2016. The net gain on interest in real estate rights for the three months ended October 31, 2017 and 2016 was due to the sale of zero and one condominium units, respectively, by Fortis, and the resulting profits which were assigned to MegaWest pursuant to the Contribution Agreement, less the book value recorded by MegaWest.

Results of Operations for the Six Months Ended October 31, 2017 Compared to Six Months Ended October 31, 2016

Oil Sales

During the six months ended October 31, 2017, the Company recognized $25,401 in oil and gas sales compared to $0 for the six months ended October 31, 2016, consisting of $17,485 in oil sales and $7,556 in gas sales. The overall increase in sales of $25,401 is primarily due to the Company commencing production in Osage County, Oklahoma. The Company anticipates increasing revenue in subsequent quarters based on additional discoveries in Kern County, as well as from the Company’s prospects in Osage County, Oklahoma following the successful drilling of the Company’s W. Blackland #1-3 Well and S. Blackland #2-11 Well. Given current oil and gas prices, however, and the Company’s limited development budget, management does not anticipate deriving substantial revenue from existing oil and gas assets in the short-term; provided, however, in the event oil and gas prices rise from current levels, or in the event current drilling activity and re-completions results in additional proven reserves that can be extracted profitably at current oil and gas prices, management anticipates the addition of material oil and gas sales, although no assurances can be given.

Lease Operating Expense

During the six months ended October 31, 2017, lease operating expense was $57,604, as compared to lease operating expense of $32,124 for the six months ended October 31, 2016. The overall increase in lease operating expense of $25,480 was primarily attributable to increased activity in the Company’s drilling activity in Osage County, Oklahoma.

General and Administrative Expense

General and administrative expense for the six months ended October 31, 2017 was $1,476,079, as compared to $2,538,212 for the six months ended October 31, 2016. The decrease was primarily attributable to decreases in salaries and benefits, professional fees and office and administrative expenses. These changes are outlined below:

	For the Six Months Ended	For the Six Months Ended
	October 31, 2017	October 31, 2016
Salaries and benefits	$810,639	$1,653,727
Professional fees	419,132	531,646
Office and administrative	246,308	352,839
Total	$1,476,079	$2,538,212

Salaries and benefits include non-cash stock-based compensation of $708,698 for six months ended October 31, 2017 compared to $1,515,457 for the six months ended October 31, 2016. The decrease in stock-based compensation of $806,759 from the prior comparable period was due to fewer awards made during the current period. General and administrative expenses decreased due to management’s commitment to substantially reduce expenses in light of the current challenging oil price environment.

Interest Income (Expense)

During the six months ended October 31, 2017, the Company recognized $234,307 of net interest income compared to interest income of $298,766 for the six months ended October 31, 2016. The income recorded in the 2017 period was attributable to $393,810 of interest income accrued on the related party notes receivable, which was offset by $84,616 and $74,887, the accretion of the debt discount and interest expense related to the June 2017 $2.0 million.

Net Gain on Interests in Real Estate Rights

During the six months ended October 31, 2017, the Company recognized $271,490 net gain on its interest in real estate rights compared to $693,304 for the six months ended October 31, 2016. The net gain on interest in real estate rights during the six months ended October 31, 2017 and 2016 was due to the sale of one and two condominium units, respectively, by Fortis and the resulting profits which were assigned to MegaWest pursuant to the Contribution Agreement, less the book value recorded by MegaWest.

Liquidity and Capital Resources

At October 31, 2017, the Company had working capital of approximately $25.6 million, of which approximately $26.3 million, $1.2 million, and $1.1 million is attributable to several notes receivable from a related party, an account receivable from a related party, and prepaid oil and gas assets, respectively.

Proceeds from the notes receivable from Fortis will not be available until the Company has completed the Redetermination of the fair market value of the Bandolier Interest, which has not occurred as of December 19, 2017, and is currently due to occur on December 31, 2017. The Company is seeking an extension of the Redetermination to allow the Company to complete its initial test well program on the Bandolier prospect in order to value the Redetermination. The Company has currently completed one test well of its nine well test program. In the event there is a shortfall from the valuation ascribed to the Bandolier Interest at the time of the Redetermination, as compared to the value ascribed to the Bandolier Interest in the Contribution Agreement, the Company will be entitled to the value of the receivable but will be required to provide MegaWest with a cash contribution in an amount equal to the shortfall, and any unfunded shortfall will likely result in the foreclosure on all or a portion of the Company’s entire equity interest in MegaWest, which equity interest has been pledged to Fortis. No assurances can be given that the value of the Bandolier Interest will equal the valuation set forth in the Contribution Agreement, or if the value identified after the Redetermination is below the initial valuation, that we will be able to fund such shortfall. Any requirement to fund a shortfall will have a material and adverse effect on our operations and financial condition.

In the event of a foreclosure of our equity interest in MegaWest resulting in such equity interest decreasing to less than a controlling interest in MegaWest, the assets conveyed to MegaWest under the terms of the Contribution Agreement may no longer be consolidated with the Company’s assets on the Company’s financial statements, and the Bandolier Interest may revert back to the Company. As a result, our financial condition and results from operations may be adversely affected, and such affect would be material.

As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. In addition, the Company has a limited operating history. At October 31, 2017, the Company had cash and cash equivalents of approximately $463,000. The Company’s primary source of operating funds since inception has been equity and note financings, as well as through the consummation of the Horizon Acquisition. While management believes that the current level of working capital is sufficient to maintain current operations as well as the planned added operations for the next 12 months, management intends to raise additional capital through debt and equity instruments in order to execute its business, operating and development plans. Management can provide no assurances that the Company will be successful in its capital raising efforts. In order to conserve capital, from time to time, management may defer certain development activity.

Operating Activities

During the six months ended October 31, 2017, operating activities used cash of $606,201 compared to $1,166,231 used in operating activities during the six months ended October 31, 2016. The Company incurred a net loss during the six months ended October 31, 2017 of $1,548,510 as compared to a net loss of $1,790,003 for the six months ended October 31, 2016. For six months ended October 31, 2017, the net loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and accretion of asset retirement obligation and the deferred tax liability. Cash provided by operations was also influenced by changes in accounts receivable, accrued interest on notes receivable, prepaid expenses and accounts payable and accrued expenses. For the six months ended October 31, 2016, the loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and accretion of asset retirement obligation and the deferred tax liability. Cash used in operations was also influenced by changes in accounts receivable, prepaid expenses and accounts payable and accrued expenses.

Investing Activities

Investing activities during the six months ended October 31, 2017 resulted in cash used of $1,812,166, as compared to cash provided of $2,202,178 during the six months ended October 31, 2016. During the six months ended October 31, 2017, the Company invested an additional $379,418 in Horizon Energy Partners compared to $525,000 in the comparable period in 2016. During the six months ended October 31, 2017, the Company received proceeds of $1,557,852 from profits in its real estate rights compared to $3,711,006 for the six months ended October 31, 2016. During the six months ended October 31, 2017, the Company incurred $985,243 of expenditures on oil and gas assets compared to $294,640 for the six months ended October 31, 2016. During the six months ended October 31, 2017, the Company executed notes receivable agreements with related parties resulting in the outlay of $1,558,501 compared to $3,742,803 during the period ended October 31, 2016. During the six months ended October 31, 2016, the Company received cash of $3,364,817 upon the execution of the Horizon transaction.

Financing Activities

Financing activities during the six months ended October 31, 2017 resulted in cash provided of $2,250,00, as compared to $176,000 during the six months ended October 31, 2016. The increase was due to the issuance of a $2.0 million note payable and $250,000 of advances from a related party during the current period.

Capitalization

The number of outstanding shares and the number of shares that could be issued if all common stock equivalents are converted to shares is as follows:

As of	October 31, 2017	October 31, 2016
Common shares	15,843,066	15,827,921
Stock options	2,529,682	2,507,182
Stock purchase warrants	973,669	133,333
	19,346,417	18,468,436

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

B. Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s management, with the participation of its principal executive and principal financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation and solely due to the unremediated material weaknesses described above, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were not effective for the purpose for which they were designed as of the end of such period. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the unremediated material weaknesses previously disclosed. Accordingly, management believes that the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented, in accordance with U.S. GAAP, notwithstanding the unremediated weaknesses.

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

On January 30, 2014, the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating CAD $759,000 (approximately USD $592,000 as of October 31, 2017). The Company filed a defense and on October 20, 2014, it filed a summary judgment application stating that the landlord’s claim is barred as it was commenced outside the 2-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of CAD $665,000 (approximately USD $518,000 as of October 31, 2017). The applications were heard on June 25, 2015 and the court allowed both the Company’s summary judgment application and the landlord’s amendment application. Both of these orders were appealed though two levels of the Alberta courts and the appeals were dismissed at both levels. The net effect is that the landlord's claim for loss of prospective rent is to proceed.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended April 30, 2017, filed on July 31, 2017. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of October 31, 2017, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a) There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b) There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s Board of Directors during the quarter ended October 31, 2017.

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
Date: December 19, 2017