Form 10-Q/A
period 2017-10-31
Petro River Oil Corp.
filed 2017-12-20
CIK 1172298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Petro River Oil Corp. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2017, as filed with the Securities and Exchange Commission on December 19, 2017 (the “Original Form 10-Q”), solely to correct certain narrative disclosures contained in the Original Form 10-Q, which was inadvertently filed by the financial printer without management’s consent prior to the completion of management’s review.  This Form 10-Q/A corrects and supersedes the Original Form 10-Q, and does not reflect events occurring after the filing of the Original Form 10-Q.

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

Proceeds from the amounts receivable from Fortis will be available when the Company has completed its evaluation of the Bandolier prospects. In this regard, the Contribution Agreement provided for a redetermination of the fair market value of the Bandolier Interest at any time following the six-month anniversary after the execution thereof (the “Redetermination”), which is currently due to expire on December 31, 2017.  The Company is seeking an extension of the Redetermination to allow the Company to complete the initial test well program on the Bandolier prospect in order to value the Redetermination. The Company has currently completed one test well of its nine well test program. Upon a Redetermination, which has not occurred as of December 19, 2017, in the event there is a shortfall from the valuation ascribed to the Bandolier Interest at the time of the Redetermination, as compared to the value ascribed to the Bandolier Interest in the Contribution Agreement, the Company will be entitled to the value of the receivable but will be required to provide MegaWest with a cash contribution in an amount equal to the shortfall. In the event the Company is unable to deliver to MegaWest the cash contribution required after the Redetermination, if any, the board of directors of MegaWest shall have the right to exercise certain remedies against the Company, including a right to foreclose on the Company’s entire equity in MegaWest, which equity interest has been pledged to Fortis under the terms of the Contribution Agreement. In the event of foreclosure, the Bandolier Interest would revert back to the Company, and the Company would record a reduction in noncontrolling interest for Fortis’ interest in MegaWest for (i) the amount of the notes receivable, (ii) interest in real estate rights, (iii) accounts receivable - related party, and (iv) any accrued interest.

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

Redetermination of Bandolier Interest.

In connection with the Contribution Agreement, entered into by and between the Company, MegaWest and Fortis (see Note 4), the parties agreed to the Redetermination of the fair market value of the Bandolier Interest at any time following the six-month anniversary after the execution thereof, which is currently due to expire on December 31, 2017. The Company is seeking an extension of the Redetermination to allow the Company to complete the initial test well program on the Bandolier prospect in order to value the Redetermination. The Company has currently completed one test well of its nine well test program. Upon a Redetermination, which has not occurred as of December 19, 2017, in the event there is a shortfall from the valuation ascribed to the Bandolier Interest at the time of the Redetermination, as compared to the value ascribed to the Bandolier Interest in the Contribution Agreement, the Company will be entitled to the value of the receivable but will be required to provide MegaWest with a cash contribution in an amount equal to the shortfall. If the Company is unable to deliver to MegaWest the cash contribution required after the Redetermination, if any, the board of directors of MegaWest shall have the right to exercise certain remedies against the Company, including a right to foreclose on the Company’s entire equity in MegaWest, which equity interest has been pledged to Fortis under the terms of the Contribution Agreement. In the event of foreclosure, the Bandolier Interest would revert back to the Company, and the Company would record a reduction in noncontrolling interest for Fortis’ interest in MegaWest for (i) the amount of the notes receivable, (ii) interest in real estate rights, (iii) accounts receivable – related party, and (iv) any accrued interest.

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

The Company’s core holdings are in the Mid-Continent Region in Oklahoma and in Kern County, California.  Following the acquisition of Horizon I Investments, LLC (“Horizon Investments”), the Company now has exposure to a portfolio of several domestic and international oil and gas assets consisting of highly prospective conventional plays diversified across project type, geographic location and risk profile, as well as access to a broad network of industry leaders from Horizon Investment’s 20% interest in Horizon Energy.  Horizon Energy is an oil and gas exploration and development company owned and managed by former senior oil and gas executives. It has a portfolio of domestic and international assets. Other projects include the proposed redevelopment of a large oil field in Kern County, California and the development of an additional recent discovery in Kern County. Each of the assets in the Horizon Energy portfolio is characterized by low initial capital expenditure requirements and strong risk reward characteristics.

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

In addition to our current development plans, within our current 3D seismic additional structures in Osage County have been identified. It will cost the Company approximately $300,000 to test three new structures totaling 2,362 acres of potential productive Mississippian chat reservoirs. If the exploration wells are successful, the Company has additional potential of up to 5.85 million BOE based on 20 acre well spacing and 50,000 BOE EUR per well.

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

Proceeds from the notes receivable from Fortis will not be available until the Company has completed the Redetermination of the fair market value of the Bandolier Interest, which has not occurred as of December 19, 2017, and is currently due to expire on December 31, 2017. The Company is seeking an extension of the Redetermination to allow the Company to complete its initial test well program on the Bandolier prospect in order to value the Redetermination. The Company has currently completed one test well of its nine well test program. In the event there is a shortfall from the valuation ascribed to the Bandolier Interest at the time of the Redetermination, as compared to the value ascribed to the Bandolier Interest in the Contribution Agreement, the Company will be entitled to the value of the receivable but will be required to provide MegaWest with a cash contribution in an amount equal to the shortfall, and any unfunded shortfall will likely result in the foreclosure on all or a portion of the Company’s entire equity interest in MegaWest, which equity interest has been pledged to Fortis. No assurances can be given that the value of the Bandolier Interest will equal the valuation set forth in the Contribution Agreement, or if the value identified after the Redetermination is below the initial valuation, that we will be able to fund such shortfall. Any requirement to fund a shortfall will have a material and adverse effect on our operations and financial condition.

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