Form 10-Q
period 2018-01-31
Petro River Oil Corp.
filed 2018-03-26
CIK 1172298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 23, 2018
Common Stock, $0.00001 par value per share	17,309,809 shares

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

 Petro River Oil Corp. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	As of
	January 31, 2018	April 30, 2017
Assets
Current Assets:
Cash and cash equivalents	$844,487	$631,232
Accounts receivable - oil and gas	106,034	8,423
Accounts receivable - real estate - related party	-	2,123,175
Accrued interest on notes receivable - related party	-	797,710
Accounts receivable - other	17,449	-
Interest in real estate rights	-	309,860
Prepaid expenses and other current assets	58,440	207,831
Prepaid oil and gas asset development costs	1,060,336	613,480
Notes receivable - related party, current portion	-	24,786,382
Total Current Assets	2,086,746	29,478,093

Oil and gas assets, full cost method
Costs subject to amortization, net	2,398,783	1,234,806
Costs not being amortized, net	861,444	858,830
Property, plant and equipment, net of accumulated depreciation of $184,710 and $184,140, respectively	1,012	1,582
Investment in Horizon Energy Partners, LLC	1,592,418	1,213,000
Other assets	17,133	17,133
Total Long-term Assets	4,870,790	3,325,351
Total Assets	$6,957,536	$32,803,444

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$240,731	$120,233
Accrued interest on notes payable – related party	192,887	-
Deferred tax liability	-	3,442,724
Redetermination liability	259,313	-
Asset retirement obligations, current portion	406,403	406,403
Total Current Liabilities	1,099,334	3,969,360

Long-term Liabilities:
Asset retirement obligations, net of current portion	230,801	152,293
Note payable – related parties, net of debt discount of $2,279,227 and $0, respectively	2,220,773	-
Total Long-term Liabilities	2,451,574	152,293

Total Liabilities	3,550,908	4,121,653

Commitments and contingencies

Equity:
Preferred shares - 5,000,000 authorized; par value $0.00001; 0 shares issued and outstanding	-	-
Preferred B shares - 29,500 authorized; par value $0.00001; 0 shares issued and outstanding	-	-
Common shares - 150,000,000 authorized; par value $0.00001; 17,309,809 and 15,827,921 issued and outstanding, respectively	173	158
Additional paid-in capital	52,312,075	46,681,073
Accumulated deficit	(48,905,620)	(30,609,910)
Total Petro River Oil Corp. Equity	3,406,628	16,071,321
Non-controlling interests	-	12,610,470
Total Equity	3,406,628	28,681,791
Total Liabilities and Equity	$6,957,536	$32,803,444

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2018	2017	2018	2017

Revenues
Oil and natural gas sales	$250,877	$7,117	$275,918	$7,117
Total Revenues	250,877	7,117	275,918	7,117

Operating Expenses
Lease operating expenses	12,445	8,586	70,049	40,710
Depreciation, depletion and accretion	96,540	7,621	117,405	14,789
Gain on sale of oil and gas properties	-	-	-	(216,580)
Impairment of oil and gas assets	730,607	20,942	972,488	20,942
General and administrative	686,680	777,702	2,162,759	3,315,914
Total Operating Expenses	1,526,272	814,851	3,322,701	3,175,775

Operating Loss	(1,275,395)	(807,734)	(3,046,783)	(3,168,658)

Other Income (Expense)
Interest income (expense) - net	(50,173)	163,809	184,134	462,575
Loss on assumption of Pearsonia interests	(3,351,965)	-	(3,351,965)	-
Loss on redetermination	(11,914,204)	-	(11,914,204)	-
Net (loss) gain on real estate rights	(3,756)	(7,208)	267,734	686,096
Other Income (Expense)	(15,320,098)	156,601	(14,814,301)	1,148,671

Net Loss Before Income Tax Provision	(16,595,493)	(651,133)	(17,861,084)	(2,019,987)

Income Tax Provision	50,284	22,200	333,203	443,349

Net Loss	(16,645,777)	(673,333)	(18,194,287)	(2,463,336)

Net Income (Loss) Attributable to Non-controlling Interest	28,198	(3,648)	101,423	131,861

Net Loss Attributable to Petro River Oil Corp. and Subsidiaries	$(16,673,975)	$(669,685)	$(18,295,710)	$(2,595,197)

Basic and Diluted Net Loss Per Common Share	$(0.97)	$(0.04)	$(1.12)	$(0.17)

Weighted average number of common shares outstanding - basic and diluted	17,214,081	15,827,998	16,298,951	15,702,300

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months
	Ended
	January 31, 2018	January 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,194,287)	$(2,463,336)
Adjustments to reconcile net loss to net cash used in by operating activities:
Stock-based compensation	811,123	1,850,462
Depreciation, depletion and accretion	117,408	14,789
Amortization of debt discount	224,000	-
Gain on sale of oil and gas properties	-	(216,580)
Impairment of oil and gas assets	972,488	20,942
Net gain on interest in real estate rights	(267,734)	(686,096)
Loss on redetermination	11,914,204	-
Loss on assumption of Pearsonia interests	3,351,965	-
Deferred income tax expense	333,203	443,349
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	(97,611)	(8,894)
Accounts receivable – related party	-	5,021
Accrued interest on notes receivable – related party	(593,021)	(462,028)
Prepaid expenses and other assets	149,391	(12,269)
Accounts payable and accrued expenses	309,341	(78,017)
Net Cash Used in Operating Activities	(969,530)	(1,592,657)

Cash Flows from Investing Activities:
Proceeds from the sale of interest in real estate rights	1,553,884	3,709,178
Prepaid oil and gas assets	(446,856)	(538,348)
Issuance of notes receivable – related party	(1,558,501)	(3,742,803)
Capitalized expenditures on oil and gas assets	(2,116,602)	(304,297)
Cash paid in MegaWest exchange transaction	(119,722)	-
Cash received from acquisition of Horizon Investments	-	3,364,817
Cash paid for cost method investment	(379,418)	(525,000)
Proceeds from deposit	-	91,802
Net Cash (Used in) Provided by Investing Activities	(3,067,215)	2,055,349

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from notes payable – related party	4,500,000	-
Cash paid for debt inducement	(250,000)	-
Cash received from non-controlling interest contributions	-	176,000
Net Cash Provided by Financing Activities	4,250,000	176,000

Change in cash and cash equivalents	213,255	638,692

Cash and cash equivalents, beginning of period	631,232	774,751
Cash and cash equivalents, end of period	$844,487	$1,413,443

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$86,876	$3,789
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification from prepaid oil and gas development costs to oil and gas assets not subject to amortization	$-	$761,444
Receivable and payable for sale of oil and gas properties	$17,449	$-
Accrual of oil and gas development costs	$77,307	$-
Additions to asset retirement obligation from new drilling	$16,875	$-
Change in estimate of asset retirement obligations	$55,098	$-
Warrants issued with notes payable	$2,003,227	$-
Overriding interest contributed as debt inducement	$250,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

PETRO RIVER OIL CORP.
Notes to the Consolidated Financial Statements
(Unaudited)

1.	Organization

Petro River Oil Corp. (the “Company”) is an independent energy company focused on the exploration and development of conventional oil and gas assets with low discovery and development costs. The Company is currently focused on moving forward with drilling wells on several of its properties owned directly and indirectly through its interest in Horizon Energy Partners, LLC (“Horizon Energy”), as well as entering into highly prospective plays with Horizon Energy and other industry-leading partners. Diversification over a number of projects, each with low initial capital expenditures and strong risk reward characteristics, reduces risk and provides cross-functional exposure to a number of attractive risk adjusted opportunities.

The Company’s core holdings are in Osage and Kay County, Oklahoma. Following the acquisition of Horizon I Investments, LLC (“Horizon Investments”), the Company also has exposure to a portfolio of several additional domestic and international oil and gas assets consisting of highly prospective conventional plays diversified across project type, geographic location and risk profile, as well as access to a broad network of industry leaders from Horizon Investment’s interest in Horizon Energy. Horizon Energy is an oil and gas exploration and development company owned and managed by former senior oil and gas executives. It has a portfolio of domestic and international assets, including two assets located in the United Kingdom adjacent to the giant Wytch Farm oil field, the largest onshore oil field in Western Europe. Each of the assets in the Horizon Energy portfolio is characterized by low initial capital expenditure requirements and strong risk reward characteristics.

In light of the challenging oil price environment and capital markets, management is focusing on specific target acquisitions and investments, limiting operating expenses, and exploring farm-in and joint venture opportunities for the Company’s oil and gas assets. No assurances can be given that management will be successful.

Recent Developments

Working Interest Exchange.

On February 14, 2018, the Company entered into a Purchase and Exchange Agreement with Red Fork Resources (“Red Fork”), pursuant to which (i) the Company agreed to convey to Mountain View Resources, LLC, an affiliate of Red Fork, 100% of its 13.7% working interest in and to an area of mutual interest (“AMI”) in the Mountain View Project in Kern County, California, and (ii) Red Fork agreed to convey to the Company 64.7% of its 85% working interest in and to an AMI situated in Kay County, Oklahoma. The fair value of the assets acquired was $108,333 as of the date of the agreement. Following the exchange, the Company and Red Fork each retain a 2% overriding royalty interest in the projects that they respectively conveyed. Under the terms of the agreement, all revenues and all costs, expenses, obligations and liabilities earned or incurred prior to January 1, 2018 (the “Effective Date”) shall be borne by the original owners of such working interests, and all of such costs, expenses, obligations and liabilities that occur subsequent to the Effective Date shall be borne by the new owners of such working interests.

The acquisition of the additional concessions in Kay County, Oklahoma adds additional prospect locations adjacent to the Company’s 106,000-acre concession in Osage County, Oklahoma. The similarity of the prospects in Kay and Kern County allows for the leverage of assets, infrastructure and technical expertise.

Dilution of Company’s Indirect Interest in Horizon Energy.

On February 2, 2018, Horizon Investments received from Horizon Energy a capital call in the amount of $600,227. Horizon Investments did not have the required funds to fund the capital call. The capital call was not mandatory and the consequence of Horizon Investments’ failure to fund the capital call was a dilution in Horizon Investments’ interest in Horizon Energy by 27.43%, therefore reducing Horizon Investments’ interest in Horizon Energy from 20.01% to 14.52%. Scot Cohen, a member of the Company’s Board of Directors and a substantial stockholder, and a member of Horizon Energy, participated with other Horizon Energy members to make the requested capital call in light of Horizon Investment’s inability to make the requested capital call. The determination not to make the requested capital call, and therefore allow Mr. Cohen to increase his membership interest in Horizon Energy, was discussed and approved by the independent members of the Company’s Board of Directors.

MegaWest Exchange Transaction.

On January 31, 2018, the Company entered into an Assignment and Assumption of Membership Interest with MegaWest Energy Kansas Corp. (“MegaWest”), a wholly-owned subsidiary of the Company (“Assignment Agreement”), whereby the Company transferred its interest in MegaWest in exchange for MegaWest’s membership interests in Bandolier Energy, LLC (“Bandolier”) (the “Bandolier Interests”). The exchange transaction followed the receipt by the Company of a notice of Redetermination, as defined below, of MegaWest’s assets, including MegaWest’s interest in the Bandolier Interests (together, “MegaWest Assets”), conducted by Fortis Property Group, LLC (“Fortis”).

The Redetermination was conducted pursuant to a Contribution Agreement, dated October 30, 2015. Under the terms of the Contribution Agreement, the Board of MegaWest was entitled to engage a qualified appraiser to determine the value of the MegaWest Assets and Bandolier Interests, and upon completion thereof (a “Redetermination”), in the event the MegaWest Assets were determined to be less than $40.0 million, then a Shortfall, as defined in the Contribution Agreement, exists. As a result, the Company would be required to make cash contributions to MegaWest in an amount equal to the amount of the Shortfall (the “Shortfall Capital Contribution”). The Contribution Agreement further provided that, in the event that the Company was unable to deliver to MegaWest the Shortfall Capital Contribution required after the Redetermination, if any, MegaWest would have the right to exercise certain remedies, including a right to foreclose on the Company’s entire equity interest in MegaWest. In the event of foreclosure, the Bandolier Interest would revert back to the Company.

In lieu of engaging a qualified appraiser to quantify the Shortfall Capital Contribution, and in lieu of requiring MegaWest to exercise its remedies under the terms of the Contribution Agreement, the Company and MegaWest entered into the exchange transaction. As a result, the Company has no further rights or interest in MegaWest, and MegaWest has no further rights or interest in any assets associated with the Bandolier Interests. Pursuant to the Contribution Agreement and the Assignment Agreement, the Company continues to be responsible for a reimbursement payment to MegaWest in the amount of $259,313, together with interest accrued thereon at an annual rate of 10%, which will be due and payable one year after the date of the Assignment Agreement and included as a payable as of January 31, 2018.

As a result of the Redetermination, the Company recorded a loss on redetermination of $11,914,204 reflecting the write-off of the related assets, liabilities and non-controlling interests of Fortis’ interests in MegaWest as shown below:

Assets
Cash and cash equivalents	$119,722
Accounts receivable - real estate - related party	1,146,885
Accrued interest on notes receivable - related party	1,390,731
Interest in Bandolier	259,313
Notes receivable - related party, current portion	26,344,883
Total Assets	$29,261,534

Liabilities
Accounts payable and accrued expenses	$74,212
Deferred tax liability	3,775,927
Total Liabilities	3,850,139

Non-controlling interest	13,497,191

Loss on redetermination	$11,914,204

At the time the parties entered into the Contribution Agreement, management anticipated that the market price for crude oil would return to prices reached prior to 2015, and that additional wells would be drilled, resulting in greater revenue from the Bandolier Interests. Subsequent to the execution of the Contribution Agreement, only two wells had been drilled as of January 2018. That fact, together with the relatively low price of crude oil and the anticipated delays in drilling additional wells to demonstrate the value of the Bandolier Interests, contributed to Fortis’ election to terminate the Contribution Agreement at the end of its term, as amended. Had the market price of oil supported the value of developing the Bandolier oil and gas properties at this time, under the terms of the Contribution Agreement, Fortis would have been required to fund the planned drilling program.

Acquisition of Membership Interest in the Osage County Concession.

On November 6, 2017, the Company entered into an Assignment and Assumption of Membership Interest Agreement with Pearsonia West Investments, LLC (“Pearsonia”). The Company issued 1,466,667 shares of its common stock, $0.00001 par value (“Common Stock”) with a fair value of $1.75 per share, to Pearsonia in exchange for all membership interests in Bandolier held by Pearsonia. As result of this transaction, the Company wrote-off the receivable from Pearsonia’s non-controlling interest in Bandolier totaling $785,298, resulting in a loss of $3,351,965.

November 2017 $2.5 Million Secured Note Financing.

On September 20, 2017, the Company entered into a Securities Purchase Agreement (“Purchase Agreement II”) with Petro Exploration Funding II, LLC (“Funding Corp. II”), pursuant to which the Company issued to Funding Corp. II a senior secured promissory note on November 6, 2017 in the principal amount of $2.5 million (the “November 2017 Secured Note”) (the “November 2017 Note Financing”) and received total proceeds of $2.5 million. As additional consideration for the purchase of the November 2017 Secured Note, the Company issued to Funding Corp. II (i) a warrant to purchase 1.25 million shares of the Company’s Common Stock (the “November 2017 Warrant”), and (ii) an overriding royalty interest equal to 2% in all production from the Company’s interest in the Company’s concessions located in Osage County, Oklahoma currently held by Spyglass Energy Group, LLC, an indirect subsidiary of the Company (“Spyglass”) (the “Existing Osage County Override”). The Existing Osage County Override was an existing override that was acquired by the Company from Scot Cohen, as discussed below.

The November 2017 Secured Note accrues interest at a rate of 10% per annum and matures on June 30, 2020. To secure the repayment of all amounts due under the terms of the November 2017 Secured Note, the Company entered into a Security Agreement, pursuant to which the Company granted to Funding Corp. II a security interest in all assets of the Company, which security interest is subordinate to the security interest granted to Petro Exploration Funding, LLC (“Funding Corp. I”) on June 13, 2017 in connection with a financing consummated in June 2017. The first interest payment will be due on June 1, 2018, and each six-month anniversary thereafter until the outstanding principal balance of the November 2017 Secured Note is paid in full.

The Company’s Executive Chairman, Scott Cohen, owns or controls 31.25% of Funding Corp. I and 41.20% of Funding Corp. II.

2. Going Concern and Management’s Plan

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of January 31, 2018, the Company had an accumulated deficit of $48.9 million. The Company has incurred significant losses since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At January 31, 2018, the Company had working capital of approximately $1.0 million. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. In addition, the Company has a limited operating history prior to acquisition of Bandolier. At January 31, 2018, the Company had cash and cash equivalents of approximately $0.8 million. The Company’s primary source of operating funds since inception has been debt and equity financings.

In light of the challenging oil price environment and capital markets, management is focusing on specific target acquisitions and investments, limiting operating expenses, and exploring farm-in and joint venture opportunities for the Company’s oil and gas assets. No assurances can be given that management will be successful. In addition, Management intends to raise additional capital through debt and equity instruments in order to execute its business, operating and development plans. Management can provide no assurances that the Company will be successful in its capital raising efforts. In order to conserve capital, from time to time, management may defer certain development activity.

3.	Basis of Preparation

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

These unaudited consolidated financial statements include the Company and the following subsidiaries:

Petro Spring, LLC; PO1, LLC; Petro River UK Limited; Horizon I Investments, LLC; and MegaWest Energy USA Corp. and MegaWest Energy USA Corp.’s wholly owned subsidiaries:

MegaWest Energy Texas Corp.
MegaWest Energy Kentucky Corp.
MegaWest Energy Missouri Corp.

As a result of the Acquisition of Membership Interest in the Osage County Concession (as discussed above), Bandolier is now a wholly-owned subsidiary of the Company and the Company consolidates 100% of the financial information of Bandolier. Bandolier operates the Company’s Oklahoma oil and gas properties.

Also contained in the unaudited consolidated financial statements for the period ending January 31, 2017 is the financial information of MegaWest, which, prior to January 31, 2018, was 58.51% owned by the Company. As a result of the exchange transaction, the unaudited consolidated financial statements for the nine months ended January 31, 2018, include the results of operations of MegaWest; however, the assets and liabilities have been written off and included in loss on redetermination of $11,914,204 on the income statement as of January 31, 2018.

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

4.	Significant Accounting Policies

(a)	Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and cash equivalents include all highly liquid monetary instruments with original maturities of three months or less when purchased. These investments are carried at cost, which approximates fair value. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits. At January 31, 2018, approximately $549,000 of the Company’s cash balances were uninsured. The Company has not experienced any loses on such accounts.

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

The allowance for doubtful accounts at January 31, 2018 and April 30, 2017 was $0.

(d)	Interest in Real Estate Rights:

At January 31, 2017, interest in real estate rights contributed by Fortis related to real properties that Fortis planned to sell within one year. Since these properties were contributed by Fortis, a related party, the rights for the period ending January 31, 2017 are stated on the Company’s balance sheet at Fortis’ cost basis. As a result of the Exchange Agreement, no amounts are reflected in interests in real estate rights as of January 31, 2018.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. For the nine months ended January 31, 2018, the Company evaluated these properties and recorded an impairment in the amount of $972,488.

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

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers which require significant judgment, as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expenses. There have been no material changes in the methodology used by the Company in calculating depletion, depreciation and amortization of oil and gas properties under the full cost method during the nine months ended January 31, 2018 and 2017.

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

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

Income Tax Provision

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. ASC 740, Accounting for Income Taxes requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. The Company’s gross deferred tax assets were revalued based on the reduction in the federal statutory tax rate from 35% to 21%, which will result in a reduction in our effective tax rate from approximately 36.64% to 24.16% for the nine months ended January 31, 2018. A corresponding offset has been made to the valuation allowance, and any potential other taxes arising due to the Tax Act will result in reductions to the Company’s net operating loss carryforward and valuation allowance. The Company will continue to analyze the Tax Act to assess its full effects on the Company’s financial results, including disclosures, for the Company’s fiscal year ending April 30, 2018, but the Company does not expect the Tax Act to have a material impact on the Company’s consolidated financial statements.

Uncertain Tax Positions

The Company evaluates uncertain tax positions to recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. De-recognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

At January 31, 2018 and April 30, 2017, the Company had approximately $0 and $3.4 million, respectively, of liabilities for uncertain tax positions. Interpretation of taxation rules relating to net operating loss utilization in real estate transactions give rise to uncertain positions. In connection with the uncertain tax position, there were no interest or penalties recorded as the position is expected but the tax returns are not yet due.

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

Basic net income (loss) per common share is computed by dividing net loss attributable to stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. For the nine months ended January 31, 2018 and 2017, potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive.

The Company had the following common stock equivalents at January 31, 2018 and 2017:

	January 31, 2018	January 31, 2017
Stock Options	2,555,385	2,495,182
Stock Purchase Warrants	2,223,669	133,333
Total	4,779,054	2,628,515

(k)	Recent Accounting Pronouncements:

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

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (Topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (Topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers.” The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company does not expect the new standard to have a material effect on its consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (Topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. Adoption of ASU 2016-09 did not have a material impact on the consolidated financial statements.

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

(l)	Subsequent Events:

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

Upon execution of the Contribution Agreement, Fortis transferred its interest in 30 condominium units and the right to any profits and proceeds therefrom. For the three months ended January 31, 2018 and 2017, MegaWest recorded a net loss on interest in real estate rights of $3,756 and $7,208, respectively. For the nine months ended January 31, 2018 and 2017, Fortis sold one and two condominium units, respectively, and MegaWest recorded a net gain on interest in real estate rights of $267,734 and $686,096, respectively.

The accounts receivable and the Company’s interest in real estate reflected on the Company’s balance sheet for the year ended April 30, 2017 were assets held by MegaWest, and were controlled by MegaWest’s board of directors, which consisted of two members appointed by Fortis and one by the Company.

Proceeds from the amounts receivable from Fortis were to be available when the Company completed its evaluation of the Bandolier prospects. In this regard, the Contribution Agreement provided for a redetermination of the fair market value of the Bandolier Interest at any time following the six-month anniversary after the execution thereof (the “Redetermination”), which expired on December 31, 2017. On December 29, 2017, the Company obtained an extension of the Redetermination to allow the Company to complete the initial test well program on the Bandolier prospect in order to value the Redetermination. Under the terms of the Contribution Agreement, upon a Redetermination, in the event there was a shortfall from the valuation ascribed to the Bandolier Interest at the time of the Redetermination, as compared to the value ascribed to the Bandolier Interest in the Contribution Agreement, the Company would have been entitled to the value of the receivable but would be required to provide MegaWest with a cash contribution in an amount equal to the shortfall. In the event the Company was unable to deliver to MegaWest the cash contribution required after the Redetermination, if any, the board of directors of MegaWest would have had the right to exercise certain remedies against the Company, including a right to foreclose on the Company’s entire equity in MegaWest, which equity interest was pledged to Fortis under the terms of the Contribution Agreement. In the event of foreclosure, the Bandolier Interest would have reverted back to the Company, and the Company would have recorded a reduction in noncontrolling interest for Fortis’ interest in MegaWest for (i) the amount of the notes receivable, (ii) interest in real estate rights, (iii) accounts receivable - related party, and (iv) any accrued interest.

As described in Note 1, the Company entered into the Assignment Agreement with MegaWest, pursuant to which the Company transferred its MegaWest Shares in MegaWest in exchange for MegaWest’s membership interests in Bandolier. In lieu of engaging a qualified appraiser to quantify the Shortfall Capital Contribution, and in lieu of requiring MegaWest to exercise its remedies under the terms of the Contribution Agreement, the Company and MegaWest entered into the exchange transaction. Following the execution of the Assignment Agreement, the Company has no further rights or interest in the MegaWest Shares or assets, and MegaWest has no further rights or interest in any assets associated with the Bandolier Interests. Pursuant to the Contribution Agreement and Assignment Agreement, the Company agreed to reimburse MegaWest in the amount of $259,313, together with interest accrued thereon at an annual rate of 10%, which will be due and payable one year after the date of the Assignment Agreement.

6.
Notes Receivable – Related Party

Since December 2015, the Company has entered into ten promissory note agreements with Fortis with aggregate principal amounts of $26,344,883. The notes receivable bear interest at an annual rate of 3% and mature on January 31, 2018. As of January 31, 2018 and April 30, 2017, the outstanding balance of the notes receivable was $0 and $24,786,382, respectively. See Note 1 for further discussion regarding the exchange transaction.

7.
Interest in Real Estate Rights

As discussed in Note 5, MegaWest received an interest in real estate rights to 30 condominium units from Fortis pursuant to the MegaWest Transaction. For the nine months ended January 31, 2018, the Company recognized a net gain of $686,096 related to the sale of one condominium unit by Fortis.

The following table summarizes the activity for interest in real estate rights:

Nine Months Ended January 31, 2018
Balance at April 30, 2017	$309,860
Cost of sales – 1 condominium unit	(309,860)
Balance at January 31, 2018	$-

As described in Note 1, as a result of the exchange agreement, no amounts are recorded at January 31, 2018 for interests in real estate rights.

8.	Oil and Gas Assets

The following table summarizes the activity of the oil and gas assets by project for the nine months ended January 31, 2018:

	Oklahoma	Larne Basin	Other (1)	Total
Balance May 1, 2017	$1,232,192	$761,444	$100,000	$2,093,636
Additions	2,265,882	-	-	2,265,882
Dispositions	(16,500)	-	-	(16,500)
Depreciation, depletion and amortization	(110,303)	-	-	(110,303)
Impairment of oil and gas assets	(972,488)	-	-	(972,488)
Balance January 31, 2018	$2,398,783	761,444	100,000	3,260,227

(1)
Other property consists primarily of four used steam generators and related equipment that will be assigned to future projects. As of January 31, 2018, and April 30, 2017, management concluded that impairment was not necessary as all other assets were carried at salvage value.

Kern County Project. On March 4, 2016, the Company executed an Asset Purchase and Sale and Exploration Agreement to acquire a 13.75% working interest in certain oil and gas leases located in southern Kern County, California. Horizon Energy also purchased a 27.5% working interest in the project.

Under the terms of the agreement, the Company paid $108,333 to the sellers on the closing date, and is obligated to pay certain other costs and expenses after the closing date related to existing and new leases as more particularly set forth in the agreement. Costs incurred to date for this property have aggregated to $1,060,336 as of January 31, 2018 and are recorded as prepaid oil and gas development costs on the consolidated balance sheet. In addition, the sellers are entitled to an overriding royalty interest in certain existing and new leases acquired after the closing date, and the Company is required to make certain other payments, each in amounts set forth in the agreement.

As described in Note 1, on February 14, 2018, the Company exchanged its interest in the Kern County, California properties for a working interest in and to an AMI situated in Kay County, Oklahoma.

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

Under the terms of the Farmout Agreement, Petro UK deposited approximately $735,000 into an escrow agreement (“Escrow Agreement”), which amount represented Petro UK’s obligation to fund the total projected cost to drill the first well under the terms of the Farmout Agreement. The total deposited amount to fund the cost to drill the first well is approximately $6,159,452, based on an exchange rate of 1.0 British Pound for 1.44 U.S. Dollars. Petro UK was and will continue to be responsible for its pro-rata costs of additional wells drilled under the Farmout Agreement. Drilling of the first well was completed in June 2016 and was unsuccessful. The initial costs incurred by the Company were reclassified from prepaid oil and gas development costs to oil and gas assets not being amortized on the consolidated balance sheets.

Oklahoma Properties. During the nine months ended January 31, 2018, the Company recorded additions related to development costs incurred of approximately $2,255,589 and $10,293 for proven and unproven oil and gas assets, respectively. During the nine months ended January 31, 2018, the Company disposed of oil and gas assets of $16,500.

The Company’s prospects in Oklahoma are owned directly by the Company and indirectly by Spyglass Energy Group, LLC, a wholly owned subsidiary of Bandolier. As a result of the Exchange Transaction consummated on January 31, 2018, as discussed above, Bandolier is wholly-owned by the Company. Bandolier has a 75% working interest in the 106,500-acre concession in Osage County, Oklahoma. The remaining 25% working interest is held by the operator, Performance Energy, LLC.

Impairment of Oil & Gas Properties. As of January 31, 2018, the Company assessed its oil and gas assets for impairment and recognized a charge of $972,488 related to its oil and gas properties. As of April 30, 2017, the Company assessed its oil and gas assets for impairment and recognized a charge of $20,942 related to the Oklahoma oil and gas assets.

9.	Asset Retirement Obligations

The total future asset retirement obligations were estimated based on the Company’s ownership interest in all wells and facilities, the estimated legal obligations required to retire, dismantle, abandon and reclaim the wells and facilities and the estimated timing of such payments. The Company estimated the present value of its asset retirement obligations at both January 31, 2018 and April 30, 2017 based on a future undiscounted liability of $713,969 and $639,755, respectively. These costs are expected to be incurred within 1 to 24 years. A credit-adjusted risk-free discount rate of 10% and an inflation rate of 2% were used to calculate the present value.

Changes to the asset retirement obligations were as follows:

	Nine Months Ended January 31, 2018	Year Ended April 30, 2017
Balance, beginning of period	558,696	$763,062
Additions	16,875	-
Changes in estimates	55,098	-
Disposals	-	(216,580)
Accretion	6,535	12,214
	637,204	558,696
Less: Current portion for cash flows expected to be incurred within one year	(406,403)	(406,403)
Long-term portion, end of period	230,801	$152,293

During the nine months ended January 31, 2018 and 2017, the Company recorded accretion expense of $9,212 and $10,780, respectively.

Expected timing of asset retirement obligations:

Year Ending April 30,
2018 (remainder of year)	$406,403
2019	-
2020	-
2021	-
2022	-
Thereafter	307,566
Subtotal	661,549
Effect of discount	(76,765)
Total	$637,204

10.	Related Party Transactions

Accounts Receivable - Related Party

As discussed in Notes 1 and 5 above, on October 15, 2015, the Company entered into the Contribution Agreement with MegaWest and Fortis pursuant to which the Company and Fortis each agreed to assign certain assets to MegaWest in exchange for the MegaWest Shares.

Upon execution of the Contribution Agreement, Fortis transferred certain indirect interests held in 30 condominium units and the rights to any profits and proceeds therefrom, with its basis of $15,544,382, to MegaWest. As of April 30, 2017, the Company had an accounts receivable – related party in the amount of $2,123,175, which was due from Fortis for the profits belonging to MegaWest. See Note 5 above. As a result of the exchange agreement, all amounts for accounts receivable – related party were written off at January 31, 2018.

Notes Receivable – Related Party

As discussed in Note 6, the Company entered into ten promissory note agreements with Fortis. The notes receivable accrued interest at an annual interest rate of 3% and mature on January 31, 2018. For the three and nine months ended January 31, 2018, the Company recorded $199,211 and $593,021 of interest income on the notes receivable, respectively. As of April 30, 2017, the outstanding balance of the notes receivable was $24,786,382, which was written off as a result of the exchange transaction (see Note 1). As a result of the exchange agreement, no amounts were recorded as interest income on the notes receivable at January 31, 2018.

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

On August 14, 2017, following a review of the Company’s capital requirements necessary to fund its 2017 development program, the Company’s independent directors consented to Scot Cohen’s purchase of the Existing Osage County Override from various prior holders to be issued in connection with the November 2017 Note Financing, for $250,000. Mr. Cohen agreed to sell the Existing Osage County Override to the Company at the same price paid by him (plus market interest on his capital) upon determination by the Company to finance the Osage County development plan. On November 6, 2017, upon consummation of the November 2017 Note Financing, the Company acquired the Existing Osage County Override from Mr. Cohen.

June 2017 $2.0 Million Secured Note Financing

Scot Cohen owns or controls 31.25% of Funding Corp. I, the holder of the senior secured promissory note in the principal amount of $2.0 million (the “June 2017 Secured Note”) issued by the Company on June 13, 2017. The June 2017 Secured Note accrues interest at a rate of 10% per annum, and matures on June 30, 2020. The June 2017 Secured Note is presented as “Note payable – related party, net of debt discount” on the consolidated balance sheets.

In connection with the issuance of the June 2017 Secured Note, the Company issued to Funding Corp. I a warrant to purchase 840,336 shares of the Company’s Common Stock (the “June 2017 Warrant”). Upon issuance of the June 2017 Secured Note, the Company valued the June 2017 Warrant using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $952,056 as debt discount on the consolidated balance sheet. See Note 11 for the assumptions and inputs utilized to value the June 2017 Warrant.

As additional consideration for the purchase of the June 2017 Secured Note, the Company issued to Funding Corp. I an overriding royalty interest equal to 2% in all production from the Company’s interest in the Company’s concessions located in Osage County, Oklahoma, originally held by Spyglass, valued at $250,000, which was recorded as contributed capital and debt discount on the consolidated balance sheet.

The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $1,057,307 as of January 31, 2018. During the nine months ended January 31, 2018 and 2017, the Company recorded amortization of debt discount totaling $144,749 and $0, respectively.

As of January 31, 2018, the outstanding balance, net of debt discount, and accrued interest on the June 2017 Secured Note due to related party was $942,693 and $125,000, respectively.

November 2017 $2.5 Million Secured Note Financing

Scot Cohen owns or controls 41.20% of Funding Corp. II, the holder of the November 2017 Secured Note issued by the Company in connection with the November 2017 Note Financing in the principal amount of $2.5 million. The November 2017 Secured Note accrues interest at a rate of 10% per annum and matures on June 30, 2020. (See Note 1). The November 2017 Secured Note is presented as “Note payable – related party, net of debt discount” on the consolidated balance sheets.

Pursuant to the financing agreement, the Company issued the November 2017 Warrant to Funding Corp. II to purchase 1.25 million shares of the Company’s Common Stock. Upon issuance of the November 2017 Note, the Company valued the November 2017 Warrant using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $1,051,171 as debt discount on the consolidated balance sheet. In relation to the financing, Scot Cohen paid $250,000 for an overriding royalty interest from Funding Corp. I (as discussed below), which was recorded as additional debt discount on the consolidated balance sheet. See Note 11 for the assumptions and inputs utilized to value the November 2017 Warrant.

As additional consideration for the purchase of the November 2017 Secured Note, the Company issued to Funding Corp. II an overriding royalty interest equal to 2% in all production from the Company’s interest in the Company’s concessions located in Osage County, Oklahoma, originally held by Spyglass (the “Existing Osage County Override”) then transferred to Funding Corp. I as inducement for the June 2017 Secured Note. The Existing Osage County Override was then acquired by the Company from Scot Cohen. As noted above, the override was accounted for as a debt discount and amortized over the term of the debt.

The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $1,221,920 as of January 31, 2018. During the nine months ended January 31, 2018 and 2017, the Company recorded amortization of debt discount totaling $79,251 and $0, respectively.

As of January 31, 2018, the outstanding balance, net of debt discount, and accrued interest on the November 2017 Secured Note due to related party was $1,278,080 and $62,500, respectively.

11.	Equity

As of January 31, 2018 and April 30, 2017, the Company had 5,000,000 shares of preferred stock, par value $0.00001 per share, authorized. As of January 31, 2018, and April 30, 2017, the Company had 29,500 shares of Series B Preferred Stock, par value $0.00001 per share (“Series B Preferred”), authorized. No Series B Preferred shares are currently issued or outstanding, and no other series of preferred stock have been designated.

As of January 31, 2018 and April 30, 2017, the Company had 150,000,000 shares of Common Stock authorized. During the nine months ended January 31, 2018, the Company issued 15,145 shares of Common Stock related to a cashless exercise of 35,000 options.

As discussed above in Note 1, pursuant to the Membership Interest Assignment with Pearsonia, the Company issued 1,466,667 shares of Common Stock to Pearsonia in exchange for all membership interests in Bandolier held by Pearsonia.

There were 17,309,809 and 15,827,921 shares of common stock issued and outstanding as of January 31, 2018 and April 30, 2017, respectively.

Options

The following table summarizes information about the changes of options for the period from April 30, 2017 to January 31, 2018 and options outstanding and exercisable at January 31, 2018:

	Options	Weighted Average Exercise Prices

Outstanding April 30, 2017	2,599,682	$2.13
Granted	25,703	1.40
Exercised	(35,000)	1.38
Forfeited/Cancelled	(35,000)	1.38
Outstanding – January 31, 2018	2,555,385	$2.14
Exercisable – January 31, 2018	2,319,349	$2.20

Outstanding – Aggregate Intrinsic Value		$673,501
Exercisable – Aggregate Intrinsic Value		$597,519

The following table summarizes information about the options outstanding and exercisable at January 31, 2018:

	Options Outstanding		Options Exercisable
Exercise Price	Options	Weighted Avg. Life Remaining (Years)	Options
1.38	1,795,958	9.45	1,614,916
1.40	25,703	9.89	18,167
1.98	5,000	9.51	5,000
2.00	457,402	8.50	419,223
2.87	65,334	8.50	64,611
3.00	51,001	9.16	42,445
3.39	12,000	9.14	12,000
6.00	10,000	8.25	10,000
12.00	132,987	6.98	132,987
	2,555,385		2,319,349

During the three months ended January 31, 2018 and 2017, the Company expensed $102,425 and $335,462, respectively, related to the vesting of outstanding options to general and administrative expense for stock-based compensation pursuant to employment and consulting agreements. During the nine months ended January 31, 2018 and 2017, the Company expensed $811,123 and $1,850,462, respectively, related to the vesting of outstanding options to general and administrative expense for stock-based compensation pursuant to employment and consulting agreements.

As of January 31, 2018, the Company has approximately $703,100 in unrecognized stock-based compensation expense related to unvested options, which will be amortized over a weighted average exercise period of approximately 3 years.

Warrants

The fair values of the 840,336 June 2017 Warrants granted in conjunction with the June 2017 Note Financing and the 1.25 million November 2017 Warrants granted in connection with the November 2017 Note Financing (as discussed in Note 10) were estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for the warrants granted during the nine months ended January 31, 2018 are as follows:

January 31, 2018
Exercise price $	1.75 - 2.38
Expected dividends	0%
Expected volatility	160.70 - 169.63%
Risk free interest rate	1.49 – 1.73%
Expected life of warrant	3 years

The following is a summary of the Company’s warrant activity:
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)
Outstanding and exercisable – April 30, 2017	133,333	$50.00	2.83
Forfeited	-	-	-
Granted	2,090,336	2.15	2.57
Outstanding and exercisable – January 31, 2018	2,223,669	5.02	2.57

The aggregate intrinsic value of the outstanding warrants was $0.

12.	Non-Controlling Interest

For the nine months ended January 31, 2018, the changes in the Company’s non–controlling interest were as follows:

	Bandolier	Fortis	Total
Non–controlling interest at April 30, 2017	$(699,873)	$13,310,343	$12,610,470
Acquisition of non-controlling interest	785,298	(13,497,191)	(12,711,893)
Non–controlling interest share of income (losses)	(85,425)	186,848	101,423
Non–controlling interest at January 31, 2018	$-	-	-

As discussed above in “Recent Developments” in Note 1, as a result of the MegaWest Transaction and the Membership Interest Assignment, the non-controlling interests in Bandolier and Fortis’ interest in MegaWest were written down to $0.

13.	Contingency and Contractual Obligations

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

On January 30, 2014, the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating CAD $759,000 (approximately USD $615,100 as of January 31, 2018). The Company filed a defense and on October 20, 2014, it filed a summary judgment application stating that the landlord’s claim is barred, as it was commenced outside the 2-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of CAD $665,000 (approximately USD $538,900 as of January 31, 2018). The applications were heard on June 25, 2015 and the court allowed both the Company’s summary judgment application and the landlord’s amendment application. Both of these orders were appealed through two levels of the Alberta courts and the appeals were dismissed at both levels. The net effect is that the landlord’s claim for loss of prospective rent is to proceed.

(b) In September 2013, the Company was notified by the Railroad Commission of Texas (the “Railroad Commission”) that the Company was not in compliance with regulations promulgated by the Railroad Commission. The Company was therefore deemed to have lost its corporate privileges within the State of Texas and as a result, all wells within the state would have to be plugged. The Railroad Commission therefore collected $25,000 from the Company, which was originally deposited with the Railroad Commission, to cover a portion of the estimated costs of $88,960 to plug the wells, which the net present value of has been included in asset retirement obligations as of January 31, 2018. In addition to the above, the Railroad Commission also reserved its right to separately seek any remedies against the Company resulting from its noncompliance.

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

14.	Subsequent Events

As discussed in Note 1, the following events occurred subsequent to January 31, 2018:

On February 14, 2018, the Company entered into the Agreement with Red Fork pursuant to which the Company and Red Fork agreed to participate in the Exchange, resulting in the conveyance by the Company to Mountain View Resources, LLC, an affiliate of Red Fork, of 100% of the Company 13.7% working interest in and to an AMI in the Mountain View Project in Kern County, California, and Red Fork conveyed to the Company 64.7% of its 85% working interest in and to an AMI situated in Kay County, Oklahoma.

On February 2, 2018, Horizon Investments received from Horizon Energy a capital call in the amount of $600,227, which was not made due to lack of required capital. As a result, Horizon Investments’ interest in Horizon Energy was decreased by 27.43%, therefore reducing Horizon Investments’ interest in Horizon Energy from 20.01% to 14.52%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except as otherwise indicated by the context, references in this Quarterly Report to “we,” “us,” “our,” or the “Company” are to the consolidated businesses of Petro River Oil Corp. and its wholly-owned direct and indirect subsidiaries and majority-owned subsidiaries, except that references to “our common stock” or “our capital stock” or similar terms refer to the common stock, par value $0.00001 per share (“Common Stock”), of Petro River Oil Corp., a Delaware corporation (the “Company”).

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

Forward Looking Statements

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management and should be read in conjunction with the accompanying financial statements and their related notes included in this Quarterly Report. References in this section to “we,” “us,” “our,” or the “Company” are to the consolidated business of Petro River Oil Corp. and its wholly owned and majority owned subsidiaries.

This Quarterly Report contains forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “intends,” “estimates,” “continues,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents we file with the Securities and Exchange Commission (“SEC”) from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

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

The Company’s core holdings are in the Mid-Continent Region in Oklahoma. Following the acquisition of Horizon I Investments, LLC (“Horizon Investments”), the Company has additional exposure to a portfolio of several domestic and international oil and gas assets consisting of highly prospective conventional plays diversified across project type, geographic location and risk profile, as well as access to a broad network of industry leaders from Horizon Investment’s interest in Horizon Energy. Horizon Energy is an oil and gas exploration and development company owned and managed by former senior oil and gas executives. It has a portfolio of domestic and international assets.  Each of the assets in the Horizon Energy portfolio is characterized by low initial capital expenditure requirements and strong risk reward characteristics.

The Company’s prospects in Oklahoma are owned directly by the Company and indirectly by Spyglass Energy Group, LLC, a wholly owned subsidiary of Bandolier Energy, LLC (“Bandolier”). As a result of the Exchange Transaction consummated on January 31, 2018, as discussed below, Bandolier is wholly-owned by the Company. Bandolier has a 75% working interest in the 106,500-acre concession in Osage County, Oklahoma. The remaining 25% working interest is held by the operator, Performance Energy, LLC.

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

Recent Developments

Working Interest Exchange.

On February 14, 2018, the Company entered into a Purchase and Exchange Agreement (the “Agreement”) with Red Fork Resources (“Red Fork”), pursuant to which (i) the Company agreed to convey to Mountain View Resources, LLC, an affiliate of Red Fork, 100% of its 13.7% working interest in and to an area of mutual interest (“AMI”) in the Mountain View Project in Kern County, California, and (ii) Red Fork agreed to convey to the Company 64.7% of its 85% working interest in and to an AMI situated in Kay County, Oklahoma (the “Red Fork Exchange”). The fair value of the assets acquired was $108,333 as of the date of the agreement. Following the Red Fork Exchange, the Company and Red Fork each retain a 2% overriding royalty interest in the projects that they respectively conveyed. Under the terms of the Agreement, all revenues and all costs, expenses, obligations and liabilities earned or incurred prior to January 1, 2018 (the “Effective Date”) shall be borne by the original owners of such working interests, and all of such costs, expenses, obligations and liabilities that occur subsequent to the Effective Date shall be borne by the new owners of such working interests.

The acquisition of the additional concessions in Kay County, Oklahoma adds additional prospect locations adjacent to the Company’s 106,000-acre concession in Osage County, Oklahoma. The similarity of the prospects in Kay and Kern County allows for the leverage of assets, infrastructure and technical expertise.

Dilution of Company’s Indirect Interest in Horizon Energy.

On February 2, 2018, Horizon Investments received from Horizon Energy a capital call in the amount of $600,227. Horizon Investments did not have the required funds to fund the capital call. The capital call was not mandatory and the consequence of Horizon Investments’ failure to fund the capital call was a dilution in Horizon Investments’ interest in Horizon Energy by 27.43%, therefore reducing Horizon Investments’ interest in Horizon Energy from 20.01% to 14.52%. Scot Cohen, a member of the Company’s Board of Directors and a substantial stockholder, and a member of Horizon Energy, participated with other Horizon Energy members to make the requested capital call in light of Horizon Investment’s inability to make the requested capital call. The determination not to make the requested capital call, and therefore allow Mr. Cohen to increase his membership interest in Horizon Energy was discussed and approved by the independent members of the Company’s Board of Directors.

MegaWest Exchange Transaction.

On January 31, 2018, the Company entered into an Assignment and Assumption of Membership Interest with MegaWest Energy Kansas Corp. (“MegaWest”), a wholly-owned subsidiary of the Company (“Assignment Agreement”), whereby the Company transferred its interest in MegaWest in exchange for MegaWest’s membership interests in Bandolier (the “Bandolier Interests”) (the “MegaWest Exchange Transaction”). The MegaWest Exchange Transaction followed the receipt by the Company of a notice of Redetermination, as defined below, of MegaWest’s assets, including MegaWest’s interest in the Bandolier Interests (together, “MegaWest Assets”), conducted by Fortis Property Group, LLC (“Fortis”).

The Redetermination was conducted pursuant to a Contribution Agreement, dated October 30, 2015 (“Contribution Agreement”). Under the terms of the Contribution Agreement, the Board of MegaWest was entitled to engage a qualified appraiser to determine the value of the MegaWest Assets and Bandolier Interests, and upon completion thereof (a “Redetermination”), in the event the MegaWest Assets were determined to be less than $40.0 million, then a Shortfall, as defined in the Contribution Agreement, exists. As a result, the Company would be required to make cash contributions to MegaWest in an amount equal to the amount of the Shortfall (the “Shortfall Capital Contribution”). The Contribution Agreement further provided that, in the event that the Company was unable to deliver to MegaWest the Shortfall Capital Contribution required after the Redetermination, if any, MegaWest would have the right to exercise certain remedies, including a right to foreclose on the Company’s entire equity interest in MegaWest. In the event of foreclosure, the Bandolier Interest would revert back to the Company.

In lieu of engaging a qualified appraiser to quantify the Shortfall Capital Contribution, and in lieu of requiring MegaWest to exercise its remedies under the terms of the Contribution Agreement, the Company and MegaWest entered into the MegaWest Exchange Transaction. As a result, the Company has no further rights or interest in MegaWest, and MegaWest has no further rights or interest in any assets associated with the Bandolier Interests. Pursuant to the Contribution Agreement and Assignment Agreement, the Company continues to be responsible for a reimbursement payment to MegaWest in the amount of $259,313, together with interest accrued thereon at an annual rate 10%, which will be due and payable one year after the date of the Assignment Agreement and included as a payable as of January 31, 2018. As a result of the Redetermination, the Company recorded a loss on redetermination of $11,914,204 reflecting the write-off of the related assets, liabilities and non-controlling interests of Fortis.

At the time the parties entered into the Contribution Agreement, management anticipated that the market price for crude oil would return to prices reached prior to 2015, and that additional wells would be drilled, resulting in greater revenue from the Bandolier Interests. Subsequent to the execution of the Contribution Agreement, only two wells had been drilled as of January 2018. That fact, together with the relatively low price of crude oil and the anticipated delays in drilling additional wells to demonstrate the value of the Bandolier Interests, contributed to Fortis’ election to terminate the Contribution Agreement at the end of its term, as amended. Had the market price of oil supported the value of developing the Bandolier oil and gas properties at this time, under the terms of the Contribution Agreement, Fortis would have been required to fund the planned drilling program..

Acquisition of Membership Interest in the Osage County Concession.

On November 6, 2017, the Company entered into an Assignment and Assumption of Membership Interest Agreement (the “Membership Interest Assignment”) with Pearsonia West Investments, LLC (“Pearsonia”). Pursuant to the Membership Interest Assignment, the Company issued 1,466,667 shares of its common stock, with a fair value of $1.75 per share, to Pearsonia in exchange for all membership interests in Bandolier held by Pearsonia. As result of this transaction, the Company wrote-off the non-controlling interest in Bandolier totaling $785,298 and recorded a loss of $3,351,965.

November 2017 $2.5 Million Secured Note Financing.

On September 20, 2017, the Company entered into a Securities Purchase Agreement (“Purchase Agreement II”) with Petro Exploration Funding II, LLC (“Funding Corp. II”), pursuant to which the Company issued to Funding Corp. II a senior secured promissory note on November 6, 2017 in the principal amount of $2.5 million (the “November 2017 Secured Note”) (the “November 2017 Note Financing”) and received total proceeds of $2.5 million. As additional consideration for the purchase of the November 2017 Secured Note, the Company issued to Funding Corp. II (i) a warrant to purchase 1.25 million shares of the Company’s Common Stock (the “November 2017 Warrant”), and (ii) an overriding royalty interest equal to 2% in all production from the Company’s interest in the Company’s concessions located in Osage County, Oklahoma currently held by Spyglass Energy Group, LLC, an indirect subsidiary of the Company (“Spyglass”) (the “Existing Osage County Override”). The Existing Osage County Override was an existing override that was acquired by the Company from Scot Cohen.

The November 2017 Secured Note accrues interest at a rate of 10% per annum and matures on June 30, 2020. To secure the repayment of all amounts due under the terms of the November 2017 Secured Note, the Company entered into a Security Agreement, pursuant to which the Company granted to Funding Corp. II a security interest in all assets of the Company, which security interest is subordinate to the security interest granted to Petro Exploration Funding, LLC (“Funding Corp. I”) on June 13, 2017 in connection with a financing consummated in June 2017. The first interest payment will be due on June 1, 2018, and each six-month anniversary thereafter until the outstanding principal balance of the November 2017 Secured Note is paid in full.

Scott Cohen owns or controls 31.25% of Funding Corp. I and 41.20% of Funding Corp. II.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 3 to the annual consolidated financial statements for the year ended April 30, 2017 and 2016 on Form 10-K filed with the SEC on July 31, 2017 for the year ended April 30, 2017.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These consolidated financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses, to disclose contingent assets and liabilities on the date of the consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. The most significant estimates and assumptions include the valuation of accounts receivable, and the useful lives and impairment of property and equipment, goodwill and intangible assets, the valuation of deferred tax assets and inventories and the provision for income taxes. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this Quarterly Report reflect the more significant judgments and estimates used in preparation of our consolidated financial statements. We believe there have been no material changes to our critical accounting policies and estimates.

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

Proceeds from the sale of oil and gas assets are applied against capitalized costs, with no gain or loss recognized, unless a sale would alter the rate of depletion and depreciation by 25% or more.

Significant changes in these factors could reduce our estimates of future net proceeds and accordingly could result in an impairment of our oil and gas assets. Management will perform annual assessments of the carrying amounts of its oil and gas assets as additional data from ongoing exploration activities becomes available.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. ASC 740, Accounting for Income Taxes requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted.  The Company’s gross deferred tax assets were revalued based on the reduction in the federal statutory tax rate from 35% to 21%, which will result in a reduction in our effective tax rate from approximately 36.64% to 24.16% for the nine months ended January 31, 2018. A corresponding offset has been made to the valuation allowance, and any potential other taxes arising due to the Tax Act will result in reductions to the Company’s net operating loss carryforward and valuation allowance. The Company will continue to analyze the Tax Act to assess its full effects on the Company’s financial results, including disclosures, for the Company’s fiscal year ending April 30, 2018, but the Company does not expect the Tax Act to have a material impact on the Company’s consolidated financial statements. Because the Act became effective mid-way through the Company’s tax year, the Company will have a federal statutory income tax rate of approximately 28% for the fiscal year ending April 30, 2018 and will have an approximate 21% statutory income tax rate for fiscal years thereafter.

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

At January 31, 2018 and April 30, 2017, the Company had approximately $0 and $3,443,000, respectively, of liabilities for uncertain tax positions. Interpretation of taxation rules relating to net operating loss utilization in real estate transactions give rise to uncertain positions. In connection with the uncertain tax position, there was no interest or penalties recorded as the position is expected but the tax returns are not yet due.

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

Results of Operations

Results of Operations for the Three Months Ended January 31, 2018 Compared to Three Months Ended January 31, 2017

Oil Sales

During the three months ended January 31, 2018, the Company recognized $250,877 in oil and gas sales, compared to $7,117 for the three months ended January 31, 2017. The overall increase in sales of $243,760 is primarily due to the Company commencing production in Osage County, Oklahoma. The Company anticipates increasing revenue in subsequent quarters as a result of the Company’s discoveries in Osage County, Oklahoma following the successful drilling of the Company’s W. Blackland #1-3 Well and S. Blackland #2-11 Well. Given current oil and gas prices, however, and the Company’s limited development budget, management does not anticipate deriving substantial revenue from existing oil and gas assets in the short-term; provided, however, in the event oil and gas prices rise from current levels, or in the event current drilling activity and re-completions results in additional proven reserves that can be extracted profitably at current oil and gas prices, management anticipates the addition of material oil and gas sales, although no assurances can be given.

Lease Operating Expense

During the three months ended January 31, 2018, lease operating expense was $12,445, as compared to $8,586 for the three months ended January 31, 2017. The overall increase in lease operating expense of $3,859 was primarily attributable to increased activity in the Company’s drilling activity in Osage County, Oklahoma.

Impairment of Oil and Gas Assets

The Company assesses all items classified as unproved property on an annual basis for possible impairment. The Company assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: land relinquishment; intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity;the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. Significant changes in these factors could reduce our estimates of future net proceeds and accordingly could result in an impairment of our oil and gas assets. During the three months ended January 31, 2018, the Company reviewed the oil and gas assets for impairment and recognized an impairment charge of $730,607.

General and Administrative Expense

General and administrative expense for the three months ended January 31, 2018 was $686,680, as compared to $777,702 for the three months ended January 31, 2017. The decrease was primarily attributable to decreases in salaries, professional fees and benefits, and office and administrative expenses. These changes are outlined below:

	For the Three Months Ended	For the Three Months Ended
	January 31, 2018	January 31, 2017
Salaries and benefits	$149,082	$397,593
Professional fees	311,680	265,543
Office and administrative	225,918	114,566
Total	$686,680	$777,702

Salaries and benefits include non-cash stock-based compensation of $102,425 for three months ended January 31, 2018 compared to $335,462 for the three months ended January 31, 2017. The decrease in stock-based compensation of $233,037 from the three months ended January 31, 2018, was due to fewer awards made during the current period. General and administrative expenses decreased due to management’s commitment to substantially reduce expenses in light of the current challenging oil price environment.

Interest Income (Expense)

During the three months ended January 31, 2018, the Company recognized $(50,173) of net interest expense compared to interest income of $163,809 for the three months ended January 31, 2017. During the three months ended January 31, 2018, the Company recorded interest income $199,211 accrued on the related party notes receivable. The interest income was offset by $139,384 and $110,000 which were the accretion of the debt discount and interest expense, respectively, related to the June 2017 $2.0 million and November 2017 $2.5 million Secured Note financings.

Loss on Assumption of Pearsonia Interests

On November 6, 2017, the Company entered into Membership Interest Assignment with Pearsonia, the owner of a 46.81% membership interest in Bandolier. Pursuant to the Membership Interest Assignment, the Company issued 1,466,667 shares of its Common Stock to Pearsonia in exchange for all membership interests in Bandolier held by Pearsonia, resulting in the Company acquiring an additional 46.81% stake in Bandolier’s 106,500-acre concession in Osage County, Oklahoma. Upon recording this transaction, the Company recorded a loss on assumption of $3,351,965.

Loss on Redetermination

On January 31, 2018, the Company entered into the Assignment Agreement with MegaWest, whereby the Company will transfer its MegaWest Shares in exchange for MegaWest’s membership interests in Bandolier (the “Exchange Transaction”). The Exchange Transaction followed the receipt by the Company of a notice of Redetermination of MegaWest’s Assets conducted by Fortis. Upon execution of the agreement, the Company wrote-off the MegaWest Assets and recorded a loss of $11,914,204.

Results of Operations for the Nine Months Ended January 31, 2018 Compared to Nine Months Ended January 31, 2017

Oil Sales

During the nine months ended January 31, 2018, the Company recognized $275,918 in oil and gas sales compared to $7,117 for the nine months ended January 31, 2017, consisting of $266,250 in oil sales and $9,668 in gas sales. The overall increase in sales of $268,801 is primarily due to the Company commencing production in Osage County, Oklahoma. The Company anticipates increasing revenue in subsequent quarters as a result of the Company’s prospects in Osage County, Oklahoma following the successful drilling of the Company’s W. Blackland #1-3 Well and S. Blackland #2-11 Well. Given current oil and gas prices, however, and the Company’s limited development budget, management does not anticipate deriving substantial revenue from existing oil and gas assets in the short-term; provided, however, in the event oil and gas prices rise from current levels, or in the event current drilling activity and re-completions results in additional proven reserves that can be extracted profitably at current oil and gas prices, management anticipates the addition of material oil and gas sales, although no assurances can be given.

Lease Operating Expense

During the nine months ended January 31, 2018, lease operating expense was $70,049, as compared to lease operating expense of $40,710 for the nine months ended January 31, 2017. The overall increase in lease operating expense of $29,339 was primarily attributable to increased activity in the Company’s drilling activity in Osage County, Oklahoma.

Impairment of Oil and Gas Assets

The Company assesses all items classified as unproved property on an annual basis for possible impairment. The Company assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: land relinquishment; intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. Significant changes in these factors could reduce our estimates of future net proceeds and accordingly could result in an impairment of our oil and gas assets. During the nine months ended January 31, 2018, the Company reviewed the oil and gas assets for impairment and recognized an impairment charge of $972,488.

General and Administrative Expense

General and administrative expense for the nine months ended January 31, 2018 was $2,162,759, as compared to $3,315,914 for the nine months ended January 31, 2017. The decrease was primarily attributable to decreases in salaries and benefits, professional fees and office and administrative expenses. These changes are outlined below:

	For the Nine Months Ended	For the Nine Months Ended
	January 31, 2018	January 31, 2017
Salaries and benefits	$959,721	$2,051,320
Professional fees	730,812	797,189
Office and administrative	472,226	467,405
Total	$2,162,759	$3,315,914

Salaries and benefits include non-cash stock-based compensation of $811,123 for nine months ended January 31, 2018 compared to $1,850,462 for the nine months ended January 31, 2017. The decrease in stock-based compensation of $1,039,339 from the prior comparable period was due to fewer awards made during the current period. General and administrative expenses decreased due to management’s commitment to substantially reduce expenses in light of the current challenging oil price environment.

Interest Income (Expense)

During the nine months ended January 31, 2018, the Company recognized $184,134 of net interest income compared to interest income of $462,575 for the nine months ended January 31, 2017. The income recorded in the 2018 period was attributable to $593,021 of interest income accrued on the related party notes receivable, which was offset by $224,000 and $184,887, the accretion of the debt discount and interest expense related to the June 2017 $2.0 million and November 2017 $2.5 million Secured Note Financings.

Loss on Assumption of Pearsonia Interests

On November 6, 2017, the Company entered into the Membership Interest Assignment with Pearsonia, the owner of a 46.81% membership interest in Bandolier. Pursuant to the Membership Interest Assignment, the Company issued 1,466,667 shares of its Common Stock to Pearsonia in exchange for all membership interests in Bandolier held by Pearsonia, resulting in the Company acquiring an additional 46.81% stake in Bandolier’s 106,500-acre concession in Osage County, Oklahoma. Upon recording this transaction, the Company recorded a loss on assumption of $3,351,965.

Loss on Redetermination

On January 31, 2018, the Company entered into the Assignment Agreement with MegaWest, whereby the Company will transfer its MegaWest Shares in exchange for MegaWest’s membership interests in Bandolier (the “Exchange Transaction”). The Exchange Transaction followed the receipt by the Company of a notice of Redetermination of MegaWest’s Assets conducted by Fortis. Upon execution of the agreement, the Company wrote-off the MegaWest Assets and recorded a loss of $11,914,204.

Liquidity and Capital Resources

At January 31, 2018, the Company had working capital of approximately $1.0 million, of which approximately $844,000, $106,000, and $1.1 million is attributable to ending cash balances, oil and gas accounts receivable, and prepaid oil and gas assets, respectively. These amounts are offset by current liabilities of approximately $434,000, $259,000 and $406,000 are attributable to accounts payable and accrued expenses, the redetermination liability and asset retirement obligation, respectively.

As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. In addition, the Company has a limited operating history. At January 31, 2018, the Company had cash and cash equivalents of approximately $844,000. The Company’s primary source of operating funds since inception has been equity and note financings, as well as through the consummation of the Horizon Acquisition. While management believes that the current level of working capital is sufficient to maintain current operations as well as the planned added operations for the next 12 months, no assurances can be given. Management intends to raise additional capital through debt and equity instruments in order to execute its business, operating and development plans. Management can provide no assurances that the Company will be successful in its capital raising efforts. In order to conserve capital, from time to time, management may defer certain development activity.

Operating Activities

During the nine months ended January 31, 2018, operating activities used cash of $969,530 compared to $1,592,657 used in operating activities during the nine months ended January 31, 2017. The Company incurred a net loss during the nine months ended January 31, 2018 of $18,194,287 as compared to a net loss of $2,463,336 for the nine months ended January 31, 2017. For the nine months ended January 31, 2018, the net loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and accretion of asset retirement obligation and the deferred tax liability. Cash used in operations was also influenced by changes in accounts receivable, accrued interest on notes receivable, prepaid expenses and accounts payable and accrued expenses. For the nine months ended January 31, 2017, the net loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and accretion of asset retirement obligation, impairment of oil and gas assets, and the deferred tax liability. Cash used in operations was also influenced by changes in accounts receivable, accrued interest on notes receivable, prepaid expenses and accounts payable and accrued expenses.

Investing Activities

Investing activities during the nine months ended January 31, 2018, resulted in cash used of $3,067,215, as compared to cash provided of $2,055,349 during the nine months ended January 31, 2017. During the nine months ended January 31, 2018, the Company invested an additional $379,418 in Horizon Energy, compared to $525,000 in the comparable period in 2017. During the nine months ended January 31, 2018, the Company received proceeds of $1,553,884 from profits in its real estate rights compared to $3,709,178 for the nine months ended January 31, 2017. During the nine months ended January 31, 2018, the Company incurred $2,116,602 of expenditures on oil and gas assets compared to $304,297 for the nine months ended January 31, 2017. During the nine months ended January 31, 2018, the Company executed notes receivable agreements with related parties resulting in the outlay of $1,558,501 compared to $3,742,803 during the period ended January 31, 2017.

Financing Activities

Financing activities during the nine months ended January 31, 2018, resulted in cash provided of $4,250,000, as compared to $176,000 during the nine months ended January 31, 2017. The increase was due to the issuance of $4.5 million in notes payable which were offset by cash paid for debt discount of $250,000.

Capitalization

The number of outstanding shares and the number of shares that could be issued if all Common Stock equivalents are converted to shares is as follows:

As of	January 31, 2018	January 31, 2017
Common shares	17,309,809	15,827,998
Stock options	2,555,385	1,495,182
Stock purchase warrants	2,223,669	133,333
	22,088,863	18,456,513

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

On January 30, 2014, the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating CAD $759,000 (approximately USD $615,100 as of January 31, 2018). The Company filed a defense and on October 20, 2014, it filed a summary judgment application stating that the landlord’s claim is barred as it was commenced outside the 2-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of CAD $665,000 (approximately USD $538,900 as of January 31, 2018). The applications were heard on June 25, 2015 and the court allowed both the Company’s summary judgment application and the landlord’s amendment application. Both of these orders were appealed though two levels of the Alberta courts and the appeals were dismissed at both levels. The net effect is that the landlord's claim for loss of prospective rent is to proceed.

(b) In September 2013, the Company was notified by the Railroad Commission of Texas (the “Railroad Commission”) that the Company was not in compliance with regulations promulgated by the Railroad Commission. The Company was therefore deemed to have lost its corporate privileges within the State of Texas and as a result, all wells within the state would have to be plugged. The Railroad Commission therefore collected $25,000 from the Company, which was originally deposited with the Railroad Commission, to cover a portion of the estimated costs of $88,960 to plug the wells. In addition to the above, the Railroad Commission also reserved its right to separately seek any remedies against the Company resulting from its noncompliance.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended April 30, 2017, filed on July 31, 2017. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of January 31, 2018, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a)
There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b)
There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s Board of Directors during the quarter ended January 31, 2018.

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

(b) Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of Pinnacle Energy Services, LLC with respect to oil and reserves, dated June 9, 2016
99.2*	Report of Pinnacle Energy Services, LLC with respect to oil and reserves, dated June 8, 2017
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO RIVER OIL CORP.

	By:	/s/ Scot Cohen
	Name:	Scot Cohen
	Title:	Executive Chairman

	By:	/s/ David Briones
	Name:	David Briones
	Title	Chief Financial Officer
Date: March 26, 2018