Form 10-K
period 2018-04-30
Petro River Oil Corp.
filed 2018-07-30
CIK 1172298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2018
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

[As of October 31, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates was $24,865,911, based on the closing bid price of $1.85 per share on October 31, 2017, as reported on OTC Pink Marketplace.]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2018
Common Stock, $0.00001 par value per share	17,569,809 shares

-i-

FORWARD-LOOKING STATEMENTS

This report, including information included in future filings by us with the Securities and Exchange Commission (the “SEC”), as well as information contained in written material, press releases and oral statements issued by us or on our behalf, contain, or may contain, certain statements that are “forward-looking statements” within the meaning of federal securities laws that are subject to a number of risks and uncertainties, many of which are beyond our control. This report modifies and supersedes documents filed by us before this report. In addition, certain information that we file with the SEC in the future will automatically update and supersede information contained in this report. All statements, other than statements of historical fact, included in this report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “will” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

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

PART I

ITEM 1. BUSINESS

Business Overview

Petro River Oil Corp. (the “Company”) is an independent energy company focused on the exploration and development of conventional oil and gas assets with low discovery and development costs, utilizing modern technology. The Company is currently focused on moving forward with drilling wells on several of its properties owned directly and indirectly through its interest in Horizon Energy Partners, LLC (“Horizon Energy”), as well as entering highly prospective plays with Horizon Energy and other industry-leading partners. Diversification over a number of projects, each with low initial capital expenditures and strong risk reward characteristics, reduces risk and provides cross-functional exposure to a number of attractive risk adjusted opportunities.

The Company’s core holdings are in the Mid-Continent Region in Oklahoma, including in Osage County and Kay County, Oklahoma. Following the acquisition of Horizon I Investments, LLC (“Horizon Investments”), the Company has additional exposure to a portfolio of domestic and international oil and gas assets consisting of highly prospective conventional plays diversified across project type, geographic location and risk profile, as well as access to a broad network of industry leaders from Horizon Investment’s interest in Horizon Energy. Horizon Energy is an oil and gas exploration and development company owned and managed by former senior oil and gas executives. It has a portfolio of domestic and international assets. Each of the assets in the Horizon Energy portfolio is characterized by low initial capital expenditure requirements and strong risk reward characteristics.

The Company’s prospects in Oklahoma are owned directly by the Company and indirectly through Spyglass Energy Group, LLC (“Spyglass”), a wholly owned subsidiary of Bandolier Energy, LLC (“Bandolier”). As a result of the Exchange Transaction consummated on January 31, 2018, as discussed below, Bandolier is wholly-owned by the Company. Bandolier has a 75% working interest in the 87,754-acre concession in Osage County, Oklahoma. The remaining 25% working interest is held by the operator, Performance Energy, LLC.

The execution of our business plan is dependent on obtaining necessary working capital. While no assurances can be given, in the event management is able to obtain additional working capital, we plan to continue drilling additional wells on our existing concessions, and to acquire additional high-quality oil and gas properties, primarily proved producing, and proved undeveloped reserves. We also intend to explore low-risk development drilling and work-over opportunities. Management is also exploring farm-in and joint venture opportunities for our oil and gas assets.

Recent Developments

Recent Oil Discoveries.

On July 24, 2018, the Company announced the discovery of its largest oil field to date with the Company’s successful drilling of the Arsaga 25-2 exploration well, located on its concession in Osage County, Oklahoma. The well was spud on July 9, 2018, and was drilled to a depth of approximately 2,750 feet. Preliminary results indicate 30 feet of productive Mississippian Chat formation. The Arsaga Field spans approximately 2,000 acres, with up to 100 well locations.

On May 22, 2018, the Company announced the discovery of a new oil field, the N. Blackland Field, in its concession in Osage County, Oklahoma upon successfully testing of the 2-34 exploration well (the “2-34”). The 2-34 was drilled to a depth of approximately 2,850 feet, and initial results indicate both Mississippian Chat and Burges formations were discovered and have been comingled to increase production rates. The N. Blackland Field is approximately 200 acres, and the Company expects to drill an additional eight to ten wells to develop the structure. This structure was identified using 3-D seismic technology. This development project is anticipated to result in production revenue prior to the end of the current fiscal year.

In May 2017, Bandolier discovered two new oil fields with the successful drilling of the W. Blackland 1-3 and S. Blackland 2-11 exploration wells. On December 15, 2017, the Company received permits from the Bureau of Indian Affairs to drill eight additional wells in the W. Blackland Field, which were successfully completed in April 2018. The Company has received additional permits, and is currently in the process of drilling an additional two wells. Our W. Blackland concessions are currently producing, and, with the drilling of additional wells, we anticipate substantially increasing revenue throughout the remainder of the current fiscal year.

In addition to our current development plans, within our current 3-D seismic data, additional structures in Osage County have been identified. The Company plans to drill 13 additional wells in calendar year 2018: nine in the N. Blackland Field, three in the Arsaga structure and one in the Section 13 structure. The Company anticipates drilling these wells out of cash flows from current production of its existing wells.

Working Interest Exchange.

On February 14, 2018, the Company entered into a Purchase and Exchange Agreement with Red Fork Resources (“Red Fork”), pursuant to which (i) the Company agreed to convey to Mountain View Resources, LLC, an affiliate of Red Fork, 100% of its 13.7% working interest in and to an area of mutual interest (“AMI”) in the Mountain View Project in Kern County, California, and (ii) Red Fork agreed to convey to the Company 64.7% of its 85% working interest in and to an AMI situated in Kay County, Oklahoma (the “Red Fork Exchange”). The fair value of the assets acquired was $108,333 as of the date of the agreement. Following the Red Fork Exchange, the Company and Red Fork each retained a 2% overriding royalty interest in the projects that they respectively conveyed. Under the terms of the Agreement, all revenues and costs, expenses, obligations and liabilities earned or incurred prior to January 1, 2018 (the “Effective Date”) shall be borne by the original owners of such working interests, and all of such costs, expenses, obligations and liabilities that occur subsequent to the Effective Date shall be borne by the new owners of such working interests.

The acquisition of the additional concessions in Kay County, Oklahoma added additional prospect locations adjacent to the Company’s 87,754-acre concession in Osage County, Oklahoma. The similarity of the prospects in Kay and Kern County allows for the leverage of assets, infrastructure and technical expertise.

MegaWest Exchange Transaction.

On January 31, 2018, the Company entered into an Assignment and Assumption of Membership Interest with MegaWest Energy Kansas Corp. (“MegaWest”) (the “Assignment Agreement”), whereby the Company transferred its interest in MegaWest in exchange for a 50% membership interest in Bandolier Energy LLC (“Bandolier”) (the “Bandolier Interest”) then held by MegaWest (the “Exchange Transaction”), as a result of the Bandolier Acquisition, as defined below. The Exchange Transaction followed the receipt by the Company of a notice of Redetermination, as defined below, of MegaWest’s assets, including MegaWest’s interest in the Bandolier Interests (together, “MegaWest Assets”), conducted by Fortis Property Group, LLC, a Delaware limited liability company (“Fortis”).

The Redetermination was conducted pursuant to the Contribution Agreement, pursuant to which the Board of MegaWest was entitled to engage a qualified appraiser to determine the value of the MegaWest Assets and Bandolier Interests, and upon the completion thereof (a “Redetermination”), in the event the MegaWest Assets were determined to be less than $40.0 million, then a Shortfall, as defined in the Contribution Agreement, exists. As a result, the Company would be required to make cash contributions to MegaWest in an amount equal to the amount of the Shortfall (the “Shortfall Capital Contribution”). The Contribution Agreement further provided that, in the event that the Company was unable to deliver to MegaWest the Shortfall Capital Contribution required after the Redetermination, if any, MegaWest would have the right to exercise certain remedies, including a right to foreclose on the Company’s entire interest in MegaWest. In the event of foreclosure, the Bandolier Interest would revert back to the Company.

In lieu of engaging a qualified appraiser to quantify the Shortfall Capital Contribution, and in lieu of requiring MegaWest to exercise its remedies under the terms of the Contribution Agreement, the Company and MegaWest entered into the Exchange Transaction. As a result, the Company has no further rights or interest in MegaWest, and MegaWest has no further rights or interest in any assets associated with the Bandolier Interests. Pursuant to the Contribution Agreement and Assignment Agreement, the Company continues to be responsible for a reimbursement payment to MegaWest in the amount of $259,313, together with interest accrued thereon at an annual rate 10%, which will be due and payable one year after the date of the Assignment Agreement and has been included as a payable since January 31, 2018. As a result of the Redetermination, the Company recorded a loss on redetermination of $11,914,204 reflecting the write-off of the related assets, liabilities and non-controlling interests of Fortis.

At the time the parties entered into the Contribution Agreement, management anticipated that the market price for crude oil would return to prices reached prior to 2015, and that additional wells would be drilled, resulting in greater revenue from the Bandolier Interests. Subsequent to the execution of the Contribution Agreement, only two wells had been drilled as of January 2018. That fact, together with the relatively low price of crude oil and the anticipated delays in drilling additional wells to demonstrate the value of the Bandolier Interests, contributed to Fortis’ election to terminate the Contribution Agreement at the end of its term, as amended. Had the market price of oil supported the value of developing the Bandolier oil and gas properties at that time, under the terms of the Contribution Agreement, Fortis would have been required to fund the planned drilling program.

Recent Financings.

On September 20, 2017, the Company entered into a Securities Purchase Agreement with Petro Exploration Funding II, LLC (“Funding Corp. II”), pursuant to which the Company issued to Funding Corp. II a senior secured promissory note on November 6, 2017 in the principal amount of $2.5 million (the “November 2017 Secured Note”) (the “November 2017 Note Financing”) and received total proceeds of $2.5 million. As additional consideration for the purchase of the November 2017 Secured Note, the Company issued to Funding Corp. II (i) a warrant to purchase 1.25 million shares of the Company’s common stock, and (ii) an overriding royalty interest equal to 2% in all production from the Company’s interest in the Company’s concessions located in Osage County, Oklahoma currently held by Spyglass (the “Existing Osage County Override”). The Existing Osage County Override was an existing override that was acquired by the Company from Scot Cohen. The note accrues interest at a rate of 10% per annum and matures on June 30, 2020.

Scott Cohen, a member of the Company’s Board of Directors and a substantial stockholder of the Company, owns or controls 31.25% of Funding Corp. I and 41.20% of Funding Corp. II.

On June 13, 2017, the Company entered into a Securities Purchase Agreement with Petro Exploration Funding, LLC (“Funding Corp. I”), pursuant to which the Company issued to Funding Corp. I a senior secured promissory note to finance the Company’s working capital requirements (the “June Note Financing”), in the principal amount of $2.0 million. As additional consideration for the June Note Financing, the Company issued to Funding Corp. I (i) a warrant to purchase 840,336 shares of the Company’s common stock, and (ii) an overriding royalty interest equal to 2% in all production from the Company’s interest in the Company’s concessions located in Osage County, Oklahoma, currently held by Spyglass, pursuant to an Assignment of Overriding Royalty Interests. The note accrues interest at a rate of 10% per annum and matures on June 30, 2020.

Scot Cohen owns or controls 31.25% of Funding Corp. I.

On June 18, 2018, Bandolier Energy, LLC, a wholly owned subsidiary of the Company, entered into a Loan Agreement with Scot Cohen, the Executive Chairman of the Company (the “Cohen Loan Agreement”), pursuant to which Scot Cohen loaned the Company $300,000 at a 10% annual interest rate due September 30, 2018. The Cohen Loan Agreement was to provide the Company with short term financing in connection with the Company’s drilling program in Osage County, Oklahoma.

Acquisition of Membership Interest in the Osage County Concession.

On November 6, 2017, the Company entered into an Assignment and Assumption of Membership Interest Agreement (the “Membership Interest Assignment”) with Pearsonia West Investments, LLC (“Pearsonia”). Pursuant to the Membership Interest Assignment, the Company issued 1,466,667 shares of its common stock, with a fair value of $1.75 per share, to Pearsonia in exchange for all the membership interests in Bandolier held by Pearsonia. As result of this transaction, the Company wrote-off the non-controlling interest in Bandolier totaling $785,298 and recorded a loss of $3,351,965.

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

Plan of Operation

The Company is currently engaged in oil and natural gas acquisition, exploration, development and production, with activities principally in Oklahoma in the United States, and Northern Ireland, Denmark and the U.K. in Western Europe. We focus on developing our existing properties, while continuing to pursue acquisitions of oil and gas properties with upside potential.

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

Leveraging our established business relationships. Our executive team, along with Horizon Energy, has many relationships with operators and service providers in our core asset regions. We believe that leveraging our relationships will provide us with a competitive advantage in developing our acreage and identifying acquisition targets.

De-risking our acreage position and build a vertical drilling program. The Company has identified a multi-year inventory of potential drilling locations that will drive reserves and production growth and provide attractive return opportunities. The Company views its Osage County, Kay County and Horizon Energy projects as de-risked because of the significant production history in the areas and well-established industry activity surrounding the acreage.

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

Competitive Strengths

Financial flexibility. Our capital structure and high degree of operational control continue to provide us with significant financial flexibility. Other than recent financings with related parties as discussed above, we have no corporate debt in our capital structure, enabling us to make capital decisions with no restrictions imposed by debt covenants, lender oversight and/or mandatory repayment schedules. Additionally, in concert with our partner, Horizon Energy, we control the majority of our anticipated future net drilling locations, including the timing and selection of drilling locations as well as completion schedules. This allows us to modify our capital spending program depending on financial resources, leasehold requirements and market conditions.

Management experience. Our key management team possesses an average of over thirty years of experience in oil and gas exploration and production in multiple resource plays, including exploration and production in the Company’s core regions of Osage, Oklahoma, Kay County, Oklahoma, and the North Sea.

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

Petro River Oil LLC (“Petro”), an indirect subsidiary of the Company, and wholly owned subsidiary of MegaWest, was formed under the laws of the State of Delaware on March 3, 2011. Through proceeds received from the issuance of various promissory notes, on February 1, 2012, Petro purchased various interests in oil and gas leases, wells, records, data and related personal property located along the play in the state of Kansas (“Mississippi Assets”).  Effective December 23, 2015, Petro divested the Mississippi Assets. In connection with the divestiture, the assignee and purchaser of the Mississippi Assets agreed to pay outstanding liabilities, including unpaid taxes, and assume certain responsibilities to plug any abandoned wells. No cash consideration was paid for the interests.

Share Exchange.

On April 23, 2013, the Company executed and consummated a securities purchase agreement by and among the Company, Petro, and certain investors in Petro (the “Investors”), namely, the holders of outstanding secured promissory notes of Petro (the “Notes”), and those holding membership interests in Petro (the “Membership Interests,” and, together with the Notes, the “Acquired Securities”) sold by Petro (the “Share Exchange”). In the Share Exchange, the Investors exchanged their Acquired Securities for 591,021,011 newly issued shares of the Company’s common stock (2,955,105 shares of common stock based on the December 2015 reverse stock split – see “Reverse Stock Split” below). Upon completion of the Share Exchange, Petro became a wholly owned subsidiary of the Company.

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

Acquisition of Interest in Bandolier Energy LLC.

On May 30, 2014, the Company entered into a Subscription Agreement pursuant to which the Company was issued a 50% interest in Bandolier in exchange for a capital contribution of $5.0 million (the “Bandolier Acquisition”). In connection with the Bandolier Acquisition, the Company had the right to appoint a majority of the board of managers of Bandolier. The Company’s Executive Chairman was a manager of, and owned a 20% membership interest in, Pearsonia West Investment Group, LLC (“Pearsonia West”), a special purpose vehicle formed for the purpose of investing in Bandolier with the Company and Ranger Station, LLC (“Ranger Station”). Concurrent with the Bandolier Acquisition, Pearsonia West was issued a 44% interest in Bandolier for cash consideration of $4.4 million, and Ranger Station was issued a 6% interest in Bandolier for cash consideration of $600,000. In connection with Pearsonia West’s investment in Bandolier, the Company and Pearsonia West entered into an agreement, dated May 30, 2014, granting the members of Pearsonia West an option, exercisable at any time prior to May 30, 2017, to exchange their pro rata share of the Bandolier membership interests for shares of the Company’s common stock, at a price of $0.08 per share, subject to adjustment (the “Option”). The Option, if fully exercised, would result in the Company issuing 55,000,000 shares of its common stock (275,000 shares of common stock at a price of $16 per share based on the December 2015 reverse stock split – see “Reverse Stock Split” below), or 6% to the members of Pearsonia West.

Until the execution of the Contribution Agreement, described below, the Company had operational control along with a 50% ownership interest in Bandolier. As a result, the Company consolidated Bandolier. The remaining 50% non-controlling interest represented the equity investment from Pearsonia West and Ranger Station. The Company allocated the proportionate share of the net operating income/loss to both the Company and the non-controlling interest.

Subsequent to the initial capitalization of Bandolier, Bandolier acquired, for $8,712,893 less a $407,161 claw back, all of the issued and outstanding equity of Spyglass, the owner of oil and gas leases, leaseholds, lands, and options and concessions thereto located in Osage County, Oklahoma. Spyglass controlled a significant contiguous oil and gas acreage position in Northeastern Oklahoma, consisting of 87,754 acres, with substantial original oil in place, stacked reservoirs, as well as exploratory and development opportunities that could be accessed through both horizontal and vertical drilling. Significant infrastructure was already in place including 32 square miles of 3-D seismic, 3 phase power, a dedicated sub-station as well as multiple oil producing horizontal wells.

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

Acquisition and Dilution of Horizon Investments.

On December 1, 2015, the Company entered into a conditional purchase agreement with Horizon Investments (as amended, the “Purchase Agreement”), pursuant to which the Company acquired, on May 3, 2016, (i) a 20% membership interest in Horizon Energy; (ii) three promissory notes issued by the Company to Horizon Investments in the aggregate principal amount of $1.6 million (the “Horizon Notes”); (iii) approximately $690,000 held in escrow pending closing under the Purchase Agreement (the “Closing Proceeds”); and (iv) certain bank, investment and other accounts maintained by Horizon Investments, in an amount which, together with the principal amount of the Horizon Note and the Closing Proceeds, totaled not less than $5.0 million (collectively, the “Purchased Assets”). The consideration for the Purchased Assets was 11,564,249 shares of the Company's common stock, $0.00001 par value (“Common Stock”), which shares were issued to Horizon Investments at closing.

On February 2, 2018, Horizon Investments received from Horizon Energy a capital call in the amount of $600,227. Horizon Investments did not have the required funds to fund the capital call. The capital call was not mandatory and the consequence of Horizon Investments’ failure to fund the capital call was a dilution in Horizon Investments’ interest in Horizon Energy by 27.43%, therefore reducing Horizon Investments’ interest in Horizon Energy from 20.01% to 14.52%. Scot Cohen, a member of the Company’s Board of Directors, a substantial stockholder, and a member of Horizon Energy, participated with other Horizon Energy members to make the requested capital call in light of Horizon Investment’s inability to make the requested capital call. The determination not to make the requested capital call, and therefore allow Mr. Cohen to increase his membership interest in Horizon Energy, was discussed and approved by the independent members of the Company’s Board of Directors.

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

Environmental Regulations

Our U.S. assets are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences; restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities; limit or prohibit drilling activities on certain lands within wilderness, wetlands and other protected areas; require remedial measures to mitigate pollution from former operations, such as pit closure and plugging abandoned wells; and impose substantial liabilities for pollution resulting from production and drilling operations. Public interest in the protection of the environment has increased dramatically in recent years. The worldwide trend of more expansive and stricter environmental legislation and regulations applied to the oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly waste handling, disposal and cleanup requirements, our business and prospects could be adversely affected.

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

Research and Development

On December 12, 2013, we formed Petro Spring, LLC, a wholly owned subsidiary (“Petro Spring”), to focus on technology solutions related to the oil and gas industry.  During the year ended April 30, 2015, Petro Spring I, LLC, a Delaware limited liability company wholly owned by Petro Spring (“Petro Spring I”), entered into a definitive asset purchase agreement (“Havelide Purchase Agreement”) to purchase substantially all of the assets of Havelide GTL LLC (“Havelide”) and Coalthane Tech LLC (“Coalthane”), consisting of certain patents and other intellectual property, trade secrets, and assets developed and owned by Havelide to produce a gasoline-like liquid and high-purity hydrogen from natural gas, at low temperature and at low pressure (the “Havelide Assets”) and consisting of certain patents and other intellectual property, trade secrets, and assets developed and owned by Coalthane to reduce the methane from coal mines and other wells (the “Coalthane Assets”). The purchase of the Coalthane and Havelide Assets was consummated on February 27, 2015. The acquisitions reflected the Company’s desire to diversify the Company’s business amid the challenging oil price environment that existed at that time.

As of April 30, 2016, the Company did not have adequate capital to fund additional development of the intangibles and, therefore, the Company has been unable to identify near-term opportunities to commercialize the technology. As of April 30, 2016, the Company performed an impairment assessment on the intangible assets and recognized an impairment charge of $2,082,941, and it does not intend to expend any additional amounts to develop the Havelide Assets or Coalthane Assets at this time.

Employees

At April 30, 2018, we employed four full-time employees and two part-time employees. We also retained several consultants to provide both operational, investor relations and marketing support.

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

Risks Relating to Our Business

Our results of operations as well as the carrying value of our oil and gas properties are substantially dependent upon the prices of oil and natural gas. In the event the prices for oil and natural gas decrease, our results of operations could be adversely affected, and our ability to continue our planned development and acquisition activities could be substantially curtailed.

Currently, our costs to maintain our unproved properties include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and in process exploration drilling costs. In the future, our results of operations and the ceiling on the carrying value of our oil and gas properties will be dependent on the estimated present value of proved reserves, which depends on the prevailing prices for oil and gas. Various factors beyond our control affect prices of oil and natural gas, including political and economic conditions; worldwide and domestic supplies of and demand for oil and gas; weather conditions; the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) to agree on and maintain price and production controls; political instability or armed conflict in oil-producing regions; the price of foreign imports; the level of consumer demand; the price and availability of alternative fuels; and changes in existing federal and state regulations. In the event oil and gas prices fall from current levels, our operations and financial condition could be materially and adversely affected, and the level of development and exploration expenditures could be substantially curtailed. These conditions could ultimately result in a reduction in the carrying value of our oil and gas properties. A decline in prices for oil and gas would also likely cause a reduction in the amount of any reserves and, in turn, in the amount that we might be able to borrow to fund development and acquisition activities.

We own certain assets unrelated to our traditional oil and gas properties. The acquired technologies are in development stage, have not been proven, and require additional capital to develop. We may not be able to successfully raise sufficient capital or otherwise successfully develop these technology assets.

In 2015 we purchased certain assets to produce gasoline-like liquid and high-purity hydrogen from natural gas, at low temperature and at low pressure, as well as to reduce the methane from coal mines and other wells. The purchased assets require additional capital or a strategic partner in order to develop. Management currently intends to defer development of these assets while it focuses on its drilling activities. No assurances can be given that the Company will be able to successfully raise sufficient capital to develop the assets, or otherwise find a strategic or development partner to develop the same. In addition, the purchased assets are in the development stage and are unproven, and no assurances can be given that we will be able to commercialize the assets.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have received a limited amount of revenues from operations and have limited assets. To date, we have acquired certain interests in oil and gas properties, but have only recently developed and commenced production of wells drilled on those properties. Furthermore, although we have recently announced additional oil field discoveries with the potential to generate commercial revenues, there can be no assurance that they will yield significant production. We have a limited operating history. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate additional recoverable reserves or operate on a profitable basis. Since we are principally in the exploration stage, with minimal development and production activities, potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment.

Because we are small and have a limited amount of capital, we may have to limit our exploration and development activity which may result in a loss of your investment.

Because we are small and our capital available for operations is limited, we must limit our exploration and development activity. As such we may not be able to complete an exploration and development program that is as thorough as we would like. In that event, existing reserves may go undiscovered and undeveloped. Without additional capital, we cannot generate sufficient revenues and you may lose your investment.

We had cash and cash equivalents at April 30, 2018 and 2017 of $47,330 and $631,232, respectively. At April 30, 2018, we had working capital deficit of approximately $1.5 million. We are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. Without adequate funding, we may not be able to meet our obligations. To further develop the Company’s assets, management currently intends to raise additional capital through debt and equity instruments.

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

Our oil and gas business involves a variety of operating risks, including, but not limited to, unexpected formations or pressures, uncontrollable flows of oil, gas, brine or well fluids into the environment (including groundwater contamination), blowouts, fires, explosions, pollution and other risks, any of which could result in personal injuries, loss of life, damage to properties and substantial losses. Although we carry insurance at levels that we believe are reasonable, we are not fully insured against all risks. We do not carry business interruption insurance. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on our financial condition and operations.

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

We will require additional capital to execute our business plan, further expand our exploration and continue with our development programs. We may be unable to obtain additional capital required. Furthermore, inability to maintain capital may damage our reputation and credibility with industry participants. Our inability to raise additional funds when required would have a negative impact on our consolidated results of operations and financial condition.

Future acquisitions and future exploration, development, production, leasing activities and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may not be successful in raising the capital needed and we may not obtain the capital we require by other means. This would adversely affect our consolidated financial results and financial condition.

We have a history of losses, which may continue, which may negatively impact our ability to achieve our business objectives.

We generated total revenues of $723,409 and $26,603 for the years ended April 30, 2018 and 2017, respectively, generated from oil and gas sales. We incurred a net loss of $20,439,104 and $2,583,339 for the years ended April 30, 2018 and 2017, respectively. To date, we have acquired interests in oil and gas properties, but have only recently developed and commenced production of wells drilled on those properties. Furthermore, although we have recently announced additional oil field discoveries with the potential to generate commercial revenues, there can be no assurance that they will yield significant production. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives, and the failure to achieve such goals would have an adverse impact on us.

As our properties are in early stages of development, we may not be able to establish commercial reserves on these projects, and/or such projects may not result in sufficient reserves to fund future operations and/or development activities. Exploration for commercial reserves of oil is subject to a number of risk factors. Few of the properties that are explored are ultimately developed into producing oil and/or gas fields. Since we may not be able to establish commercial reserves, we are therefore considered to be an exploration stage company.

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

●	the ability of members of OPEC to agree to and maintain oil price and production controls;

●	the cost and availability of transportation and pipeline systems with adequate capacity;

●	the cost and availability of other competitive fuels;

●	fluctuating and seasonal demand for oil, natural gas and refined products;

●	concerns about global warming or other conservation initiatives and the extent of governmental price controls and regulation of production;

●	weather;

●	foreign and domestic government relations; and

●	overall economic conditions.

Any prolonged decline in oil or gas prices could have a material adverse effect on our operations, financial condition, and level of development and exploration expenditures and could result in a reduction in the carrying value of our oil and gas properties.

Risks Related to Our Common Stock

The liquidity, market price and volume of our stock are volatile.

Our common stock is not traded on any exchange but is currently quoted on the OTC Pink Marketplace (“OTC Pink”). The liquidity of our common stock may be adversely affected, and purchasers of our common stock may have difficulty selling our common stock, particularly if our common stock does not continue to be quoted on the OTC Pink or another recognized quotation services or exchange.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Kern County

On March 4, 2016, the Company executed an Asset Purchase and Sale and Exploration Agreement (the “Kern Agreement”) to acquire a 13.7% working interest in certain oil and gas leases in 5,000 gross acres located in southern Kern County, California (the “Project”). Horizon Energy also purchased a 27.5% working interest in the Project.

Under the terms of the Kern Agreement, the Company paid $108,333 to the sellers on the closing date, and was obligated to pay certain other costs and expenses after the Closing Date related to existing and new leases as more particularly set forth in the Kern Agreement. In addition, the sellers were entitled to an overriding royalty interest in certain existing and new leases acquired after the Closing Date, and the Company was required to make certain other payments, each in amounts set forth in the Kern Agreement.

On July 18, 2017, the Company announced a new oil field discovery in its Sunset Boulevard prospect in Kern County, California upon successfully drilling the Cattani-Rennie 47X-15 exploration well (“CR 47X”). The CR 47X was drilled to a depth of approximately 8,500 feet and confirmed at least two commercially successful pay zones.

In February 2018, the Company transferred its working interest in the Kern County prospect for additional interests in Oklahoma, as more particularly discussed below, but retained an overriding royalty interest in the project. Horizon Energy’s interests in Kern County were not affected by the transaction.

Kay County

On February 14, 2018, the Company entered into a Purchase and Exchange Agreement with Red Fork, pursuant to which (i) the Company agreed to convey to Mountain View Resources, LLC, an affiliate of Red Fork, 100% of its 13.7% working interest in and to the project in Kern County, California, and (ii) Red Fork agreed to convey to the Company 64.7% of its 85% working interest in and to an AMI situated in Kay County, Oklahoma (the “Red Fork Exchange”). The fair value of the assets acquired was $108,333 as of the date of the Agreement. Following the Red Fork Exchange, the Company and Red Fork each retained a 2% overriding royalty interest in the projects that they respectively conveyed.

The acquisition of the additional concessions in Kay County, Oklahoma added additional prospect locations adjacent to the Company’s 87,754-acre concession in Osage County, Oklahoma. The similarity of the prospects in Kay and Kern County allows for the leverage of assets, infrastructure and technical expertise.

Osage County

On May 30, 2014, the Company entered into a Subscription Agreement, pursuant to which the Company purchased a 50% interest in Bandolier. Bandolier’s oil and gas assets are located in in Osage County, Oklahoma and comprise a significant contiguous oil and gas acreage position in Northeastern Oklahoma, approximately 87,754 acres, with substantial original oil in place, stacked reservoirs, as well as exploratory and development opportunities that can be accessed through both horizontal and vertical drilling. Significant infrastructure is already in place, including 32 square miles of 3-D seismic, 3 phase power, a dedicated sub-station as well as multiple oil producing horizontal wells.

On May 22, 2018, the Company announced the discovery of a new oil field, the N. Blackland Field, in its concession in Osage County, Oklahoma upon successfully testing of the 2-34 exploration well (the “2-34”). The 2-34 was drilled to a depth of approximately 2,850 feet, and initial results indicate both Mississippian Chat and Burges formations were discovered and have been comingled to increase production rates. The N. Blackland Field is approximately 200 acres, and the Company expects to drill an additional eight to ten wells to develop the structure. This structure was identified using 3-D seismic technology. This development project is anticipated to result in production revenue prior to the end of the current fiscal year.

In May 2017, Bandolier discovered a new oil fields with the successful drilling of the W. Blackland 1-3 and S. Blackland 2-11 exploration wells. On December 15, 2017, the Company received permits from the Bureau of Indian Affairs to drill eight additional wells in the W. Blackland Field, which were successfully completed in April 2018. The Company has received additional permits, and is currently in the process of drilling an additional two wells. Our W. Blackland concessions are currently producing, and, with the drilling of additional wells, we anticipate substantially increasing revenue throughout the remainder of the current fiscal year.

In addition to our current development plans, within our current 3-D seismic data, additional structures in Osage County have been identified. The Company plans to drill 13 additional wells in calendar year 2018: nine in the N. Blackland Field, three in the Arsaga structure and one in the Section 13 structure. The Company anticipates drilling these wells out of cash flows from current production of its existing wells.

The Osage County drilling program is the result of a Joint Exploration and Development Agreement (the “Exploration Agreement”), dated August 19, 2016, between Spyglass, Phoenix 2016, LLC (“Phoenix”) and Mackey Consulting & Leasing, LLC (“Mackey”). Pursuant to the Exploration Agreement, Phoenix and Mackey operate and provide certain services, including obtaining permits and providing technical services, at cost, in connection with a Phase I Development Program as agreed to by the parties (the “Phase I Program”). Phoenix and Mackey will earn a 25% working interest on all wells drilled in the Phase I Program. Following success and completion of the Phase I Program, Phoenix and Mackey shall earn a 25% working interest in the Osage County, Oklahoma Concession held by Spyglass. Under the Exploration Agreement, Bandolier has agreed commit up to $2.1 million towards costs of the Phase I Program, which has been completed.

In connection with each of the $2.0 million and $2.5 million secured note financings consummated on June 13, 2017 and November 6, 2017, respectively, the Company issued an overriding royalty interest equal to 2% in all production from the Company’s interest in the Company’s concessions located in Osage County, Oklahoma.

As a result of the above transactions, the Company currently has approximately $12.8 million in oil and gas assets in Osage County.

Horizon Energy

Horizon Acquisition. On May 3, 2016 (the “Closing Date”), the Company consummated the acquisition of Horizon Investments. As a result of the acquisition, the Company acquired: (i) a 20% membership interest in Horizon Energy; (ii) three promissory notes issued by the Company to Horizon Investments in the aggregate principal amount of $1.6 million (the “Horizon Notes”); (iii) approximately $690,000 (the “Closing Proceeds”); and (iv) certain bank, investment and other accounts maintained by Horizon Investments, in an amount which, together with the principal amount of the Horizon Note and the Closing Proceeds, totaled not less than $5.0 million (collectively, the “Purchased Assets”) (the “Horizon Acquisition”). The Horizon Acquisition was completed in accordance with the terms and conditions set forth in the Conditional Purchase Agreement first entered into by the Company and Horizon Investments on December 1, 2015 (the “Purchase Agreement”). Also on the Closing Date, the Company and Horizon Investments entered into an amended and restated Purchase Agreement, pursuant to which the Company agreed to provide for additional advances by Horizon Investments to the Company.

As consideration for the Horizon Acquisition, and in accordance with the Purchase Agreement, as amended, the Company issued 11,564,249 shares of its Common Stock to Horizon Investments on the Closing Date, which amount included 1,395,916 additional shares of Common Stock in consideration for the additional cash, receivables and other assets reflected on Horizon Investment’s balance sheet on the Closing Date.

On February 2, 2018, Horizon Investments received from Horizon Energy a capital call in the amount of $600,227. Horizon Investments did not have the required funds to fund the capital call. The capital call was not mandatory and the consequence of Horizon Investments’ failure to fund the capital call was a dilution in Horizon Investments’ interest in Horizon Energy by 27.43%, therefore reducing Horizon Investments’ interest in Horizon Energy from 20.01% to 14.52%. Scot Cohen, a member of the Company’s Board of Directors, a substantial stockholder, and a member of Horizon Energy, participated with other Horizon Energy members to make the requested capital call in light of Horizon Investment’s inability to make the requested capital call. The determination not to make the requested capital call, and therefore allow Mr. Cohen to increase his membership interest in Horizon Energy, was discussed and approved by the independent members of the Company’s Board of Directors.

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

Operational and Project Review

The following table summarizes the costs incurred in oil and gas property acquisition, exploration, and development activities for the Company for the years ended April 30, 2018 and 2017:

Cost	Oklahoma	Larne Basin	Other (1)	Total
Balance, May 1, 2016	$778,226	-	100,000	878,226
Additions	487,857	761,444	-	1,249,301
Depreciation, depletion and amortization	(12,949)	-	-	(12,949)
Impairment of oil and gas assets	(20,942)	-	-	(20,942)
Balance, April 30, 2017	$1,232,192	$761,444	$100,000	$2,093,636
Additions	3,665,851		-	3,665,851
Depreciation, depletion and amortization	(146,141)	-	-	(146,141)
Impairment of oil and gas assets	(972,488)	(761,444)	-	(1,733,932)
Balance, April 30, 2018	$3,779,414	$-	$100,000	$3,879,414

(1)
Other property consists primarily of four, used steam generators and related equipment that will be assigned to future projects. As of April 30, 2018 and 2017, management concluded that impairment was not necessary as all other assets were carried at salvage value.

For the year ended April 30, 2018, the Company performed a ceiling test and recognized an impairment charge of $972,488 on the Oklahoma assets. In addition, the Company recognized an impairment charge of $761,444 on the Larne Basin assets. For the year ended April 30, 2017, the Company performed a ceiling test and recognized impairment charges of $20,942 on the Oklahoma assets.

Oil Wells, Properties, Operations, and Acreage

The following table sets forth the number of oil wells in which we held a working interest as of April 30, 2018 and 2017:

	Producing				Non-Producing
	April 30, 2018		April 30, 2017		April 30, 2018		April 30, 2017
	Gross	Net	Gross	Net	Gross	Net	Gross	Net

Osage County, OK	12	12	2	2	42	42	41	41
Kay County, OK	-	-	-	-	-	-	-	-
Total	12	12	2	2	42	42	41	41

The following table sets forth the lease areas we have an interest in, by area, as of April 30, 2018 and 2017:

Project Areas	April 30, 2018		April 30, 2017
	Gross	Net	Gross	Net

Larne Basin (2)	-	-	130,000	26,000
Kern County	-	-	16,000	2,200
Osage County, OK (2)	87,754	65,816	106,880	80,160
Kay County, OK	-	-	-	-
Total	87,754	65,816	252,880	108,360

(1)	We have no plans for any further material expenditure on these properties as a result of the legal acquirer’s prior drilling results and a lack of resources.
(2)	Management concluded that as of April 30, 2018, the Oklahoma assets were impaired by $972,488 and the Larne Basin assets were impaired by $761,444.

Oil and Natural Gas Reserves

Oil and natural gas information is provided in accordance with ASC Topic 932 - “Extractive Activities - Oil and Gas.”

The Company has approximately $9.9 million and $4.7 million in proven and probable oil and gas reserves as of April 30, 2018 and 2017, respectively. For the year ended April 30, 2018 the reports by Cawley, Gillespie & Associates (“CGA”) covered 100% of the Company’s oil reserves.

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

	For the Years Ended April 30,
	2018	2017
Production volumes:
Oil (Bbls)	12,054	379
Natural gas (Mcf)	5,893	4,512
Total (Boe)	13,036	1,131
Average realized prices:
Oil (per Bbl)	$59.16	$50.57
Natural gas (per Mcf)	$1.75	$1.64
Total per Boe	$55.49	$23.52
Average production cost:
Total per Boe	$1.41	$3.44

Drilling and Other Exploratory and Development Activities

Osage County, OK. The Company plans to drill 13 additional wells in 2018; nine in the N. Blackland Field, three in the Arsaga structure and one in the Section 13 structure. Each well will cost the Company approximately $200,000. The Company anticipates drilling these wells out of cash flows from current production of its existing wells.

The Company’s Direct Working Interest Projects

Pearsonia West – Osage County, Oklahoma. The Company is pursuing its core strategy in this well-known basin, drilling vertical wells in relatively shallow conventional legacy reservoirs using modern 3-D seismic surveys. The Company has acquired approximately 87,754 acres in Osage County in an area that was the focus of a deeper horizontal play and is reprocessing 36 square miles of 3-D seismic data to refocus on a shallow (3,000 to 4,000 ft.) vertical program. The Company is targeting the Mississippian-aged Chat formation and Pennsylvanian-aged formations. Pearsonia West is a low-cost conventional project surrounded by 800 million barrels of historical production. The Company plans to drill up to 10 vertical development wells this year at a cost of $200,000 per well, and up to 3 exploration wells at a cost of $200,000 per well. The Company has drilled eleven development wells as of July 27, 2018.

Kay County, Oklahoma - In February 2018 the Company, through an exchange transaction and no cash consideration, acquired a 55% interest in an exploration project in Kay County, Oklahoma, the county adjoining and just to the west Osage County, the Company’s current core area. The acquisition included rights to newly reprocessed 50 square mile 3D seismic survey. The primary exploration objectives are the Pennsylvanian-aged Red Fork channels. Historically these have been prolific producers in nearby fields. The Company plans to participate in leasing and the drilling of at least one shallow well (less than 3,500 feet) in calendar year 2018.

Horizon Energy Projects

Denmark Offshore. The Denmark project is a prospective, underexplored oil basin on trend with the major oil and gas fields offshore in Norway and the United Kingdom. We are currently evaluating the four licenses awarded in the year ended April 30, 2017 to Ardent Oil Denmark (“Ardent”) (Horizon Energy owns 50% of Ardent). Horizon Energy is in the process of interpreting the high-quality 3-D seismic survey we acquired last year. Ardent will thereafter commence marketing efforts to farm-out the prospect to a major oil company. The other three licenses are being high-graded and are in various stages of evaluation.

Dorset, U.K. Onshore. The Dorset project is south of and adjacent to the giant Wytch Farm oil field, the largest onshore oil field in Western Europe, which has produced approximately 500 million barrels of oil and 175 billion cubic feet of natural gas since production first began in 1979. Horizon Energy was recently awarded two onshore blocks. Seven wells were previously drilled within the license area, including the first UK offshore well in 1963 on Lulworth Banks. Six of these wells encountered oil or gas shows and three flowed oil or gas on test. A new 3-D seismic survey is planned in calendar year 2018 over new blocks to more clearly image prospects/leads identified on older 2-D data.

ITEM 3. LEGAL PROCEEDINGS

(a) In January 2010, the Company experienced a flood in its Calgary office premises as a result of a broken water pipe. There was significant damage to the premises, rendering them unusable until the landlord had completed remediation. Pursuant to the lease contract, the Company asserted that rent should be abated during the remediation process and accordingly, the Company did not pay any rent after December 2009. During the remediation process, the Company engaged an independent environmental testing company to test for air quality and for the existence of other potentially hazardous conditions. The testing revealed the existence of potentially hazardous mold and the consultant provided specific written instructions for the effective remediation of the premises. During the remediation process, the landlord did not follow the consultant’s instructions and correct the potentially hazardous mold situation, and subsequently in June 2010 gave notice and declared the premises to be ready for occupancy. The Company re-engaged the consultant to re-test the premises and the testing results again revealed the presence of potentially hazardous mold. The Company determined that the premises were not fit for re-occupancy and considered the landlord to be in default of the lease. The Landlord subsequently terminated the lease.

On January 30, 2014, the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating CAD $759,000 (approximately USD $591,300 as of April 30, 2018). The Company filed a defense and on October 20, 2014, it filed a summary judgment application stating that the landlord’s claim is barred, as it was commenced outside the 2-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of CAD $665,000 (approximately USD $518,100 as of April 30, 2018). The applications were heard on June 25, 2015 and the court allowed both the Company’s summary judgment application and the landlord’s amendment application. Both of these orders were appealed though two levels of the Alberta courts and the appeals were dismissed at both levels. The net effect is that the landlord's claim for loss of prospective rent is to proceed, however, as of July 27, 2018, no new developments or action has occurred since dismissal by the appellate court.

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

On October 7, 2014, Spyglass, along with other defendants, filed a Motion to Dismiss the August 11, 2014 Amended Complaint on various procedural and legal grounds. Following the significant briefing, the Court, on March 31, 2016, granted the Motion to Dismiss as to all defendants and entered a judgment in favor of the defendants against the plaintiffs. On April 14, 2016, Spyglass with the other defendants, filed a Motion seeking its attorneys’ fees and costs. The motion remains pending. On April 28, 2016, the Plaintiffs filed three motions: a Motion to Amend or Alter the Judgment; a Motion to Amend the Complaint; and a Motion to Vacate Order. On November 23, 2016, the Court denied all three of Plaintiffs’ motions. On December 6, 2016, the Plaintiffs filed a Notice of Appeal to the Tenth Circuit Court of Appeals. That appeal is pending as of the filing date of these financial statements. There is no specific timeline by which the Court of Appeals must render a ruling. Spyglass intends to continue to vigorously defend its interest in this matter.

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

PART II

ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares trade in the United States on the OTC Pink Marketplace under the symbol “PTRC.”

The following table sets forth the quarterly average high and low bid prices per share for our Common Stock for the two most recently completed fiscal years in the period that ended on April 30, 2018.

Fiscal Year Ended	Common Stock
	High	Low
April 30, 2018
First Quarter	$3.05	$0.84
Second Quarter	$2.30	$1.58
Third Quarter	$1.92	$1.23
Fourth Quarter	$1.73	$0.57

April 30, 2017
First Quarter	$3.48	$1.15
Second Quarter	$2.49	$1.30
Third Quarter	$1.15	$0.45
Fourth Quarter	$1.17	$0.74

Holders

As of July 25, 2018, we had 93 holders of record of our registered Common Stock, and our Common Stock had a closing bid price of $1.61 per share.

Dividends and Related Policy

We presently intend to retain all earnings, if any, for use in our business operations and accordingly, the Board of Directors (the “Board”) does not anticipate declaring any cash dividends for the foreseeable future. Any future determination to pay dividends will be at the discretion of the Board and will be contingent upon our financial condition, results of operations, current and anticipated cash needs, restrictions contained in current or future financing instruments, plans for expansion and such other factors as the Board deems relevant. We have never paid any cash dividends on our Common Stock.

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

Business Overview

Petro River Oil Corp. (the “Company”) is an independent energy company focused on the exploration and development of conventional oil and gas assets with low discovery and development costs, utilizing modern technology. The Company is currently focused on moving forward with drilling wells on several of its properties owned directly and indirectly through its interest in Horizon Energy Partners, LLC (“Horizon Energy”), as well as entering highly prospective plays with Horizon Energy and other industry-leading partners. Diversification over a number of projects, each with low initial capital expenditures and strong risk reward characteristics, reduces risk and provides cross-functional exposure to a number of attractive risk adjusted opportunities.

The Company’s core holdings are in the Mid-Continent Region in Oklahoma, including in Osage County and Kay County, Oklahoma. Following the acquisition of Horizon I Investments, LLC (“Horizon Investments”), the Company has additional exposure to a portfolio of domestic and international oil and gas assets consisting of highly prospective conventional plays diversified across project type, geographic location and risk profile, as well as access to a broad network of industry leaders from Horizon Investment’s interest in Horizon Energy. Horizon Energy is an oil and gas exploration and development company owned and managed by former senior oil and gas executives. It has a portfolio of domestic and international assets. Each of the assets in the Horizon Energy portfolio is characterized by low initial capital expenditure requirements and strong risk reward characteristics.

The Company’s prospects in Oklahoma are owned directly by the Company and indirectly through Spyglass Energy Group, LLC (“Spyglass”), a wholly owned subsidiary of Bandolier Energy, LLC (“Bandolier”). As a result of the Exchange Transaction consummated on January 31, 2018, as discussed below, Bandolier is wholly-owned by the Company. Bandolier has a 75% working interest in the 106,500-acre concession in Osage County, Oklahoma. The remaining 25% working interest is held by the operator, Performance Energy, LLC.

The execution of our business plan is dependent on obtaining necessary working capital. While no assurances can be given, in the event management is able to obtain additional working capital, we plan to continue drilling additional wells on our existing concessions, and to acquire additional high-quality oil and gas properties, primarily proved producing, and proved undeveloped reserves. We also intend to explore low-risk development drilling and work-over opportunities. Management is also exploring farm-in and joint venture opportunities for our oil and gas assets.

Recent Developments

Recent Oil Discoveries.

On July 24, 2018, the Company announced the discovery of its largest oil field to date with the Company’s successful drilling of the Arsaga 25-2 exploration well, located on its concession in Osage County, Oklahoma. The well was spud on July 9, 2018, and was drilled to a depth of approximately 2,750 feet. Preliminary results indicate 30 feet of productive Mississippian Chat formation. The Arsaga Field spans approximately 2,000 acres, with up to 100 well locations.

On May 22, 2018, the Company announced the discovery of a new oil field, the N. Blackland Field, in its concession in Osage County, Oklahoma upon successfully testing of the 2-34 exploration well (the “2-34”). The 2-34 was drilled to a depth of approximately 2,850 feet, and initial results indicate both Mississippian Chat and Burges formations were discovered and have been comingled to increase production rates. The N. Blackland Field is approximately 200 acres, and the Company expects to drill an additional eight to ten wells to develop the structure. This structure was identified using 3-D seismic technology. This development project is anticipated to result in production revenue prior to the end of the current fiscal year.

In May 2017, Bandolier discovered a new oil fields with the successful drilling of the W. Blackland 1-3 and S. Blackland 2-11 exploration wells. On December 15, 2017, the Company received permits from the Bureau of Indian Affairs to drill eight additional wells in the W. Blackland Field, which were successfully completed in April 2018. The Company has received additional permits, and is currently in the process of drilling an additional two wells. Our W. Blackland concessions are currently producing, and, with the drilling of additional wells, we anticipate substantially increasing revenue throughout the remainder of the current fiscal year.

In addition to our current development plans, within our current 3-D seismic data, additional structures in Osage County have been identified. The Company plans to drill 13 additional wells in calendar year 2018: nine in the N. Blackland Field, three in the Arsaga structure and one in the Section 13 structure. The Company anticipates drilling these wells out of cash flows from the current production of its existing well operations.

Working Interest Exchange.

On February 14, 2018, the Company entered into a Purchase and Exchange Agreement with Red Fork Resources (“Red Fork”), pursuant to which (i) the Company agreed to convey to Mountain View Resources, LLC, an affiliate of Red Fork, 100% of its 13.7% working interest in and to an area of mutual interest (“AMI”) in the Mountain View Project in Kern County, California, and (ii) Red Fork agreed to convey to the Company 64.7% of its 85% working interest in and to an AMI situated in Kay County, Oklahoma (the “Red Fork Exchange”). The fair value of the assets acquired was $108,333 as of the date of the agreement. Following the Red Fork Exchange, the Company and Red Fork each retained a 2% overriding royalty interest in the projects that they respectively conveyed. Under the terms of the Agreement, all revenues and costs, expenses, obligations and liabilities earned or incurred prior to January 1, 2018 (the “Effective Date”) shall be borne by the original owners of such working interests, and all of such costs, expenses, obligations and liabilities that occur subsequent to the Effective Date shall be borne by the new owners of such working interests.

The acquisition of the additional concessions in Kay County, Oklahoma added additional prospect locations adjacent to the Company’s 87,754-acre concession in Osage County, Oklahoma. The similarity of the prospects in Kay and Kern County allows for the leverage of assets, infrastructure and technical expertise.

MegaWest Exchange Transaction.

On January 31, 2018, the Company entered into an Assignment and Assumption of Membership Interest with MegaWest Energy Kansas Corp. (“MegaWest”) (the “Assignment Agreement”), whereby the Company transferred its interest in MegaWest in exchange for a 50% membership interest in Bandolier Energy LLC (“Bandolier”) (the “Bandolier Interest”) then held by MegaWest (the “Exchange Transaction”), as a result of the Bandolier Acquisition, as defined below. The Exchange Transaction followed the receipt by the Company of a notice of Redetermination, as defined below, of MegaWest’s assets, including MegaWest’s interest in the Bandolier Interests (together, “MegaWest Assets”), conducted by Fortis Property Group, LLC, a Delaware limited liability company (“Fortis”).

The Redetermination was conducted pursuant to the Contribution Agreement, pursuant to which the Board of MegaWest was entitled to engage a qualified appraiser to determine the value of the MegaWest Assets and Bandolier Interests, and upon the completion thereof (a “Redetermination”), in the event the MegaWest Assets were determined to be less than $40.0 million, then a Shortfall, as defined in the Contribution Agreement, exists. As a result, the Company would be required to make cash contributions to MegaWest in an amount equal to the amount of the Shortfall (the “Shortfall Capital Contribution”). The Contribution Agreement further provided that, in the event that the Company was unable to deliver to MegaWest the Shortfall Capital Contribution required after the Redetermination, if any, MegaWest would have the right to exercise certain remedies, including a right to foreclose on the Company’s entire interest in MegaWest. In the event of foreclosure, the Bandolier Interest would revert back to the Company.

In lieu of engaging a qualified appraiser to quantify the Shortfall Capital Contribution, and in lieu of requiring MegaWest to exercise its remedies under the terms of the Contribution Agreement, the Company and MegaWest entered into the Exchange Transaction. As a result, the Company has no further rights or interest in MegaWest, and MegaWest has no further rights or interest in any assets associated with the Bandolier Interests. Pursuant to the Contribution Agreement and Assignment Agreement, the Company continues to be responsible for a reimbursement payment to MegaWest in the amount of $259,313, together with interest accrued thereon at an annual rate 10%, which will be due and payable one year after the date of the Assignment Agreement and has been included as a payable since January 31, 2018. As a result of the Redetermination, the Company recorded a loss on redetermination of $11,914,204 reflecting the write-off of the related assets, liabilities and non-controlling interests of Fortis.

At the time the parties entered into the Contribution Agreement, management anticipated that the market price for crude oil would return to prices reached prior to 2015, and that additional wells would be drilled, resulting in greater revenue from the Bandolier Interests. Subsequent to the execution of the Contribution Agreement, only two wells had been drilled as of January 2018. That fact, together with the relatively low price of crude oil and the anticipated delays in drilling additional wells to demonstrate the value of the Bandolier Interests, contributed to Fortis’ election to terminate the Contribution Agreement at the end of its term, as amended. Had the market price of oil supported the value of developing the Bandolier oil and gas properties at that time, under the terms of the Contribution Agreement, Fortis would have been required to fund the planned drilling program.

Recent Financings.

On September 20, 2017, the Company entered into a Securities Purchase Agreement with Petro Exploration Funding II, LLC (“Funding Corp. II”), pursuant to which the Company issued to Funding Corp. II a senior secured promissory note on November 6, 2017 in the principal amount of $2.5 million (the “November 2017 Secured Note”) (the “November 2017 Note Financing”) and received total proceeds of $2.5 million. As additional consideration for the purchase of the November 2017 Secured Note, the Company issued to Funding Corp. II (i) a warrant to purchase 1.25 million shares of the Company’s common stock, and (ii) an overriding royalty interest equal to 2% in all production from the Company’s interest in the Company’s concessions located in Osage County, Oklahoma currently held by Spyglass (the “Existing Osage County Override”). The Existing Osage County Override was an existing override that was acquired by the Company from Scot Cohen. The note accrues interest at a rate of 10% per annum and matures on June 30, 2020.

Scott Cohen, a member of the Company’s Board of Directors and a substantial stockholder of the Company, owns or controls 31.25% of Funding Corp. I and 41.20% of Funding Corp. II.

On June 13, 2017, the Company entered into a Securities Purchase Agreement with Petro Exploration Funding, LLC (“Funding Corp. I”), pursuant to which the Company issued to Funding Corp. I a senior secured promissory note to finance the Company’s working capital requirements (the “June Note Financing”), in the principal amount of $2.0 million. As additional consideration for the June Note Financing, the Company issued to Funding Corp. I (i) a warrant to purchase 840,336 shares of the Company’s common stock, and (ii) an overriding royalty interest equal to 2% in all production from the Company’s interest in the Company’s concessions located in Osage County, Oklahoma, currently held by Spyglass, pursuant to an Assignment of Overriding Royalty Interests. The note accrues interest at a rate of 10% per annum and matures on June 30, 2020.

Scot Cohen owns or controls 31.25% of Funding Corp. I.

On June 18, 2018, Bandolier Energy, LLC, a wholly owned subsidiary of the Company entered into a Loan Agreement with Scot Cohen, the Executive Chairman of the Company (the “Cohen Loan Agreement”), pursuant to which Scot Cohen loaned the Company $300,000 at a 10% annual interest rate due September 30, 2018. The Cohen Loan Agreement was to provide the Company with short term financing in connection with the Company's drilling program in Osage County, Oklahoma.

Acquisition of Membership Interest in the Osage County Concession.

On November 6, 2017, the Company entered into an Assignment and Assumption of Membership Interest Agreement (the “Membership Interest Assignment”) with Pearsonia West Investments, LLC (“Pearsonia”). Pursuant to the Membership Interest Assignment, the Company issued 1,466,667 shares of its common stock, with a fair value of $1.75 per share, to Pearsonia in exchange for all the membership interests in Bandolier held by Pearsonia. As result of this transaction, the Company wrote-off the non-controlling interest in Bandolier totaling $785,298 and recorded a loss of $3,351,965.

Financial Condition and Results of Operations

For the Years Ended April 30, 2018 and 2017:

Oil and Natural Gas Sales

During the year ended April 30, 2018, the Company recognized $723,409 in oil and gas sales compared to $26,603 for the year ended April 30, 2017. The overall increase in sales of $696,806 is primarily due to the commencement of production in Osage County, Oklahoma. The Company anticipates increasing revenue in subsequent quarters as a result of the Company’s discoveries in Osage County, Oklahoma and drilling program for calendar year 2018. Management anticipates deriving substantial revenue from existing oil and gas assets and following the completion of its calendar year 2018 drilling program.

Lease Operating Expenses

During the year ended April 30, 2018, lease operating expense was $127,814 as compared to lease operating expenses of $48,578 for the year ended April 30, 2017. The overall increase in lease operating expense of $79,236 was primarily attributable to increased activity in the Company’s drilling activity in Osage County, Oklahoma.

Gain on Sale of Oil and Gas Assets

During the year ended April 30, 2017, the Company assigned its leaseholds covering approximately 320 acres in Missouri to third party in furtherance of the Company’s corporate strategy to divest its legacy assets. In conjunction with the assignment, the Company recorded a gain of $216,580.

Impairment of Oil and Gas Assets

The Company assesses all items classified as unproved property on an annual basis for possible impairment. The Company assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: land relinquishment; intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. Significant changes in these factors could reduce our estimates of future net proceeds, and accordingly could result in an impairment of our oil and gas assets. During the year ended April 30, 2018, the Company reviewed the oil and gas assets for impairment and recognized an impairment charge of $1,733,932 on the Oklahoma and Larne Basin properties. During the year ended April 30, 2017, the Company reviewed the oil and gas assets for impairment and recognized an impairment charge of $20,942 on the Oklahoma properties.

General and Administrative Expense

General and administrative expense for the year ended April 30, 2018 was $3,644,751, as compared to $4,107,795 for the year ended April 30, 2017. The decrease was primarily attributable to decreases in salaries and benefits, and office and administrative expenses. These changes are outlined below:

	For the Year Ended	For the Year Ended
	April 30, 2018	April 30, 2017
Salaries and benefits	$1,109,190	$2,446,391
Professional fees	1,980,152	1,092,644
Office and administrative	555,409	568,760
Total	$3,644,751	$4,107,795

Salaries and benefits include non-cash stock-based compensation of $906,591 for year ended April 30, 2018, compared to $2,178,716 for the year ended April 30, 2017. The decrease in stock-based compensation of $1,272,125 from the prior year was due to fewer awards made during the current period. Other than stock-based compensation, general and administrative expenses decreased due to management’s commitment to substantially reduce expenses in light of the challenging oil price environment. These decreases were offset by an increase in professional fees due to the completion of wells and related production during the year.

Interest Income (Expense)

During the year ended April 30, 2018, the Company recognized interest expense of $65,569, compared to interest income of $628,956 for the year ended April 30, 2017. The income recorded in the 2018 and 2017 years was attributable to $597,053 of interest income accrued on the related party notes receivable, which was offset by $363,977 and $294,613, the accretion of the debt discount and interest expense related to the June 2017 $2.0 million and November 2017 $2.5 million Secured Note Financings, as more thoroughly discussed below.

Loss on Assumption of Pearsonia Interests

On November 6, 2017, the Company entered into the Membership Interest Assignment with Pearsonia, the owner of a 46.81% membership interest in Bandolier. Pursuant to the Membership Interest Assignment, the Company issued 1,466,667 shares of its Common Stock to Pearsonia in exchange for all membership interests in Bandolier held by Pearsonia, resulting in the Company acquiring an additional 46.81% stake in Bandolier’s 106,500-acre concession in Osage County, Oklahoma. Upon completing this transaction, the Company recorded a loss on the assumption of Pearsonia’s interest of $3,351,965.

Loss on Redetermination

On January 31, 2018, the Company entered into the Assignment Agreement with MegaWest, whereby the Company transferred its MegaWest Shares in exchange for MegaWest’s membership interests in Bandolier (the “Exchange Transaction”). The Exchange Transaction followed the receipt by the Company of a notice of Redetermination of MegaWest’s assets conducted by Fortis. Upon execution of the agreement, the Company wrote-off the MegaWest assets and recorded a loss of $11,914,204.

Liquidity and Capital Resources

At April 30, 2018, the Company had working capital deficit of $1,523,990, of which $47,330, and $308,099 was attributable to ending cash balances and oil and gas accounts receivable, respectively. These amounts are offset by current liabilities of $908,343, $298,581, $259,313 and $413,794, which were attributable to accounts payable and accrued expense, the redetermination liability, accrued interest on notes payable and asset retirement obligations, respectively.

As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. In addition, the Company has a limited operating history. At April 30, 2018, the Company had cash and cash equivalents of approximately $47,330. The Company’s primary source of operating funds since inception has been equity and note financings, as well as through the consummation of the Horizon Acquisition.

On June 13, 2017, the Company consummated the June 2017 Note Financing, pursuant to which the Company entered into a Purchase Agreement with Funding Corp. I which resulted in the issuance to Funding Corp. I of a Secured Note to finance the Company’s short-term working capital requirements, in the principal amount of $2.0 million. On November 6, 2017, the Company consummated the November 2017 Note Financing, pursuant to which the Company entered into a Purchase Agreement with Funding Corp. II, resulting in the issuance to Funding Corp. II, of a Secured Promissory Note to finance the Company’s short-term working capital requirements, in the principal amount of $2.5 million.

Subsequent to the year end, on June 18, 2018, the Company entered into the Cohen Loan Agreement with Scot Cohen, pursuant to which Mr. Cohen loaned the Company $300,000 at a 10% annual interest rate due September 30, 2018.

The current level of working capital may be insufficient to maintain current operations as well as the planned added operations for the next 12 months. Management therefore intends to raise capital through debt and equity instruments in order to execute its business and operating plans. Management can provide no assurances that the Company will be successful in its capital raising efforts. In order to conserve capital, from time to time, management may defer certain development activity.

Operating Activities

During the year ended April 30, 2018, operating activities used cash of $346,354, compared to $2,219,980 used in operating activities during the year ended April 30, 2017. The Company incurred a net loss during the year ended April 30, 2018 of $20,439,104 compared to a loss of $2,583,339 for the year ended April 30, 2017. For the year ended April 30, 2018, the net loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and accretion of asset retirement obligation, impairment of oil and gas assets, the net change of assets and liabilities on redetermination, the loss on assumption of Pearsonia interests and the deferred tax liability. Cash used by operations was also influenced by changes in accounts receivable, accrued interest on notes receivable, prepaid expenses and accounts payable and accrued expenses. For the year ended April 30, 2017, the net loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and amortization, accretion of asset retirement obligation, impairment of oil and gas assets, and the deferred tax liability. Cash used in operations was also influenced by changes in accounts receivable, prepaid expenses and accounts payable and accrued expenses.

Investing Activities

Investing activities during the year ended April 30, 2018 resulted in cash used of $4,487,548, compared to cash provided of $1,900,461 during the year ended April 30, 2017. During the year ended April 30, 2018, the Company invested an additional $379,418 in Horizon Energy, compared to $525,000 in the comparable period in 2017. The proceeds of sale of interest in real estate rights prior to the MegaWest Transaction were $1,553,884 for the year ended April 30, 2018, compared to $6,900,228 during the year ended April 30, 2017. As a part of the former arrangement with Fortis, the majority of the proceeds were then loaned to Fortis in the form of notes receivable agreements with Fortis for $6,938,382 during the year ended April 30, 2017. Due to the MegaWest Transaction, the Company no longer had any interest in real estate rights as of April 30, 2018, and the Company recorded a loss on redetermination of $11,914,204, reflecting the write-off of the related assets, liabilities and non-controlling interests of Fortis during the period.

During the year ended April 30, 2018, the Company incurred $3,536,935 of expenditures related to the development of its oil and gas assets, compared to $487,857 of expenditures for the year ended April 30, 2017. Additionally, during the year ended April 30, 2018, the Company executed notes receivable agreements with related parties resulting in an outlay of $1,558,501, compared to $6,938,382 during the year ended April 30, 2017.

Financing Activities

Financing activities during the year ended April 30, 2018 resulted in cash provided of $4,250,000, compared to $176,000 during the year ended April 30, 2017. The cash provided during the year ended April 30, 2018 was related to the issuance of $4.5 million in notes payable, which were offset by cash paid for debt inducement of $250,000. The cash provided during the year ended April 30, 2017 was related to a contribution received from the Company’s non-controlling interest partners in Bandolier from a mandatory capital request.

Capitalization

The number of outstanding shares and the number of shares that could be issued if all common stock equivalents are converted to shares is as follows:

As of	April 30, 2018	April 30, 2017
Common shares	17,309,733	15,827,921
Stock options	2,555,385	2,599,682
Stock purchase warrants	2,223,669	133,333
	22,088,787	18,560,936

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 3 to the annual consolidated financial statements for the year ended April 30, 2018 and 2017. The consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”).

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These consolidated financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses, to disclose contingent assets and liabilities as of the date of the consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. The most significant estimates and assumptions include the valuation of accounts receivable, and the useful lives and impairment of property and equipment, goodwill and intangible assets, the valuation of deferred tax assets and inventories and the provision for income taxes. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application.

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

Significant changes in these factors could reduce our estimates of future net proceeds, and accordingly could result in an impairment of our oil and gas assets. Management will perform annual assessments of the carrying amounts of its oil and gas assets as additional data from ongoing exploration activities becomes available.

Interest in Real Estate Rights

Fortis contributed profit realized from future sale of these properties to MegaWest, pursuant to the terms and conditions of the Contribution Agreement, as a part of the MegaWest Transaction. As a result of the Exchange, no amounts are reflected in interest in real estate rights as of April 30, 2018. The rights are stated on the consolidated balance sheet as of April 30, 2017 at the cost basis of Fortis.

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

At April 30, 2018 and 2017, the Company had approximately $0 and $3,442,724, respectively, of liabilities for uncertain tax positions. Interpretation of taxation rules relating to net operating loss utilization in real estate transactions give rise to uncertain positions. In connection with the uncertain tax position, there was no interest or penalties recorded as the position is expected but the tax returns are not yet due.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This ASU is effective for all interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We expect to adopt ASU 2016-02 beginning January 1, 2019 and are in the process of assessing the impact that this new guidance is expected to have on our financial statements and related disclosures.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use an entity's intellectual property or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which the Company intends to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company does not expect the new standard to have a material effect on its consolidated financial statements.

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

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09. The Company is currently evaluating the standard and does not expect the adoption will have a material effect on its consolidated financial statements and disclosures.

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

In September 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. ASU 2016-13 was issued to provide more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. ASU 2016-13 is effective for reporting periods beginning after December 15, 2019 using a modified retrospective adoption method. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently assessing the impact this accounting standard will have on its financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This standard is required to be adopted in the first quarter of 2018. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

In September 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-13, Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). The new standards, among other things, provide additional implementation guidance with respect to Accounting Standards Codification (ASC) Topic 606. ASU 2017-13 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of the new standard but does not expect it to have a material impact on its implementation strategies or its consolidated financial statements upon adoption.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES TO DISCUSS

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of April 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2018 due to a material weakness in our internal control over financial reporting, as discussed below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COO”) in the 2013 Internal Control Integrated Framework. Based on that evaluation under this framework, our management concluded that as of April 30, 2018, our internal control over financial reporting was not effective because of the following material weaknesses in our internal control over financial reporting:

●	Due to our small number of employees and resources, we have limited segregation of duties, and as a result there is insufficient independent review of duties performed.

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

Changes to Internal Controls and Procedures for Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting that were identified in connection with such evaluation that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. To begin remediating the material weakness identified in internal control over financial reporting of the Company, the Company engaged Brio Financial Group and appointed its Managing Member, David Briones, to act as the Company’s Chief Financial Officer on August 15, 2013. During the year ended April 30, 2018, Management intended to hire additional accounting staff, and operational and administrative executives. However, due to the lack of resources those hires were delayed until such time additional financing is received. Management intends to prepare and implement sufficient written policies and checklists to remedy the material weaknesses identified above.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our definitive proxy statement for our 2018 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in our definitive proxy statement for our 2018 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this item will be set forth in our definitive proxy statement for our 2018 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our definitive proxy statement for our 2018 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 14. ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in our definitive proxy statement for our 2018 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

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

(b) Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1 (1)	Certificate of Incorporation of the Company.
3.2 (1)	Bylaws of the Company.
3.3 (12)	Certificate of Amendment to the Certificate of Incorporation of Petro River Oil Corporation, effective December 1, 2015 (Reverse Split).
3.4 (12)	Certificate of Amendment to the Certificate of Incorporation of Petro River Oil Corporation, effective December 1, 2015 (Authorized Increase).
3.5 (13)	Certificate of Amendment to the Certificate of Incorporation of Petro River Oil Corporation, dated June 15, 2016.
10.1 (2)
Securities Purchase Agreement of Petro River Oil LLC, dated as of April 23, 2013, by and among Petro River Oil Corp., Petro River Oil, LLC, the holders of outstanding secured promissory notes of Petro River Oil, LLC, the members of Petro River Oil, LLC and Mega Partners 1 LLC.

10.2 (7)	Amended and Restated 2012 Equity Compensation Plan.
10.3 (6)	Assignment and Assumption Agreement, dated as of May 30, 2014, by and between Bandolier Energy, LLC and PO1, LLC.
10.4 (6)	Agreement, dated as of May 30, 2014, by and between Petro River Oil Corp. and Pearsonia West Investment Group, LLC.
10.5 (2)	Employment Agreement, by and between Petro River Oil Corp. and Scot Cohen, dated April 23, 2013
10.6 (4)	Amendment No. 1 to the Employment Agreement, by and between Petro River Oil Corp. and Scot Cohen, dated November 20, 2013.
10.7 (2)	Form of Securities Purchase Agreement, dated April 23, 2013

10.8 (5)	Securities Purchase Agreement, by and between Petro River Oil Corp. and Petrol Lakes Holding Limited, dated December 12, 2013.
10.9 (6)	Form of Bandolier Energy LLC Subscription Agreement, dated May 30, 2014.
10.10 (6)	Securities Purchase Agreement, by and between Spyglass Energy Group, LLC, Nadel and Gussman, LLC, Charles W. Wickstrom, Shane E. Matson and Bandolier Energy, LLC, dated January 1, 2014.
10.11 (6)	Assignment and Assumption Agreement, by and between Bandolier Energy, LLC and PO1, LLC, dated May 30, 2014.
10.12 (6)	Agreement, by and between Petro River Oil Corp. and Pearsonia West Investment Group, LLC, dated May 30, 2014.
10.13 (8)	Asset Purchase Agreement by and among Petro River Oil Corp, Petro Spring I, LLC, Havelide GTL LLC and certain shareholders, dated February 18, 2015.
10.14 (8)	Employment Agreement by and between the Company and Stephen Boyd, dated February 18, 2015
10.15 (8)	Form of Warrant.
10.16 (9)	Asset Purchase Agreement by and among Petro River Oil Corp, Petro Spring II, LLC, Coalthane Tech LLC and certain shareholders, dated February 27, 2015.
10.17 (15)	Contribution Agreement, by and between Petro River Oil Corp., MegaWest Energy Kansas Corporation and Fortis Property Group, dated October 30, 2015, effective October 15, 2015.
10.18 (15)	Employment Agreement, by and between Petro River Oil Corp. and Stephen Brunner, dated October 30, 2015.
10.19 (12)	Conditional Purchase Agreement, by and between Petro River Oil Corp. and Horizon I Investments, LLC, dated December 1, 2015.
10.20 (12)	Form of Escrow Agreement.
10.21 (12)	Non-Recourse Note, by and between Petro River Oil Corp. and Horizon I Investments, LLC, dated December 1, 2015.
10.22 (10)	Farm-Out Agreement, dated January 19, 2016.
10.23 (10)	Escrow Agreement, dated January 18, 2016.
10.24 (10)	Non-Recourse Promissory Note, in the principal amount of $750,000, dated January 13, 2016.
10.25 (11)	Assignment of Oil and Gas Lease, by and between MegaWest Energy Missouri Corp. and Paluca Petroleum, Inc., dated July 11, 2016.
10.26 (14)	Asset Purchase and Sale and Exploration Agreement, dated March 4, 2016.
10.27 (16)	Securities Purchase Agreement, dated June 13, 2017.
10.28 (17)	Form of Warrant, dated June 13, 2017.
10.29 (18)	Security Agreement, dated June 13, 2017.
10.30 (19)	Assignment of Overriding Royalty Interests, dated June 13, 2017.
10.31 (20)	Promissory Note, dated June 13, 2017.
10.32 (21)	Security Purchase Agreement, dated September 20, 2017.
10.33 (22)	Form of Warrant, dated November 6, 2017.
10.34 (23)	Form of Security Agreement, dated November 6, 2017.
10.35 (24)	Form of Assignment of Overriding Royalty Interests November 6, 2017.
10.36 (25)	Form of Secured Promissory Note, dated November 6, 2017.
10.37 (26)	Assignment and Assumption of Membership Interest, dated November 6, 2017.
10.38 (27)	Modification of Promissory Notes, dated December 29, 2017.
10.39 (28)	Assignment and Assumption of Membership Interest, dated January 31, 2018.
10.40 (29)	Purchase and Exchange Agreement, dated February 14, 2018.
14.1 (3)	Code of Business Conduct and Ethics.
21.1*	Subsidiaries.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1 (30)	Report of Pinnacle Energy Services, LLC with respect to oil and reserves, dated June 8, 2017.
99.2*	Report of Cawley, Gillespie & Associates with respect to oil and reserves in Oklahoma – Spyglass/Pearsonia, dated May 1, 2018.
99.3*	Report of Cawley, Gillespie & Associates with respect to oil and reserves in Osage County, Oklahoma, dated May 1, 2018.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached hereto
(1)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 13, 2012.
(2)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on April 29, 2013.
(3)	Incorporated by reference to our Transition Report on Form 10-K filed with the Securities and Exchange Commission on August 28, 2013.
(4)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on November 22, 2013.
(5)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on December 16, 2013.
(6)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 5, 2014.
(7)	Incorporated by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 13, 2014.
(8)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 23, 2015.
(9)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on March 5, 2015.
(10)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on January 20, 2016.
(11)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 13, 2016.
(12)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on December 7, 2015.
(13)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 20, 2016.
(14)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on March 10, 2016.
(15)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on November 5, 2015.
(16)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 16, 2017.
(17)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 16, 2017.
(18)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 16, 2017.
(19)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 16, 2017.
(20)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 16, 2017.
(21)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on November 6, 2017.
(22)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on November 6, 2017.
(23)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on November 6, 2017.
(24)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on November 6, 2017.
(25)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on November 6, 2017.
(26)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on November 6, 2017.
(27)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on January 5, 2018.
(28)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 5, 2018.
(29)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 16, 2018.
(30)	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on March 26, 2018.

PETRO RIVER OIL CORP.
FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of
Petro River Oil Corp.
New York, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Petro River Oil Corp. (the "Company") as of April 30, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Other matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

We have served as the Company's auditor since 2015.

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
July 30, 2018

Petro River Oil Corp. and Subsidiaries
Consolidated Balance Sheets

	As of
	April 30, 2018	April 30, 2017
Assets
Current Assets:
Cash and cash equivalents	$47,330	$631,232
Accounts receivable - oil and gas	308,099	8,423
Accounts receivable - real estate - related party	-	2,123,175
Accrued interest on notes receivable - related party	-	797,710
Interest in real estate rights	-	309,860
Prepaid expense and other current assets	612	207,831
Prepaid oil and gas asset development costs	-	613,480
Notes receivable - related party, current portion	-	24,786,382
Total Current Assets	356,041	29,478,093

Oil and gas assets, full cost method
Costs subject to amortization, net	3,779,414	1,234,806
Costs not being amortized, net	100,000	858,830
Property, plant and equipment, net	822	1,582
Investment in Horizon Energy Partners	1,592,418	1,213,000
Other assets	17,133	17,133
Total Long-term Assets	5,489,787	3,325,351
Total Assets	$5,845,828	$32,803,444

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expense	$908,343	$120,233
Accrued interest on notes payable – related party	298,581	-
Deferred tax liability	-	3,442,724
Redetermination liability	259,313	-
Asset retirement obligations, current portion	413,794	406,403
Total Current Liabilities	1,880,031	3,969,360

Long-term Liabilities:
Asset retirement obligations, net of current portion	246,345	152,293
Note payable - related parties, net of debt discount of $2,139,250 and $0, respectively	2,360,750	-
Total Long-term Liabilities	2,607,095	152,293

Total Liabilities	4,487,126	4,121,653

Commitments and contingencies

Equity:
Preferred shares - 5,000,000 authorized; par value $0.00001; 0 shares issued and outstanding	-	-
Preferred B shares - 29,500 authorized; par value $0.00001; 0 shares issued and outstanding	-	-
Common shares - 150,000,000 authorized; par value $0.00001; 17,309,733 and 15,827,921 issued and outstanding, respectively	173	158
Additional paid-in capital	52,407,543	46,681,073
Accumulated deficit	(51,049,014)	(30,609,910)
Total Petro River Oil Corp. Equity	1,358,702	16,071,321
Non-controlling interests	-	12,610,470
Total Equity	1,358,702	28,681,791
Total Liabilities and Equity	$5,845,828	$32,803,444

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended
Operations	April 30, 2018	April 30, 2017
Revenues
Oil and natural gas sales	$723,409	$26,603
Total Revenues	723,409	26,603

Operating Expenses
Lease operating expenses	127,814	48,578
Depreciation, depletion and accretion	157,386	25,922
Gain on sale of oil and gas assets	-	(216,580)
Impairment of oil and gas assets	1,733,932	20,942
General and administrative	3,644,751	4,107,795
Total Operating Expenses	5,663,883	3,986,657

Operating Loss	(4,940,474)	(3,960,054)

Other Income (Expense)
Interest income (expense), net	(65,569)	628,956
Loss on assumption of Pearsonia interests	(3,351,965)	-
Loss on redetermination	(11,914,204)	-
Net gain on real estate rights	267,734	1,689,274
Other Income (Expense)	(15,064,004)	2,318,230

Loss Before Income Tax Provision	(20,004,478)	(1,641,824)

Income Tax Provision	333,203	941,515

Net Loss	(20,337,681)	(2,583,339)

Net Income Attributable to Non-controlling Interests	101,423	383,152

Net Loss Attributable to Petro River Oil Corp. shareholders	$(20,439,104)	$(2,966,491)

Loss Per Common Share - Basic and Diluted	$(1.24)	(0.19)

Weighted average number of common shares outstanding - basic and diluted	16,546,093	15,732,949

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended April 30, 2018 and 2017

	Common	Common	Additional Paid-in	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at May 1, 2016	4,263,672	$43	$38,849,655	$(27,643,419)	$12,051,318	$23,257,597

Stock-based compensation	-	-	2,178,716	-	-	2,178,716

Acquisition of Horizon Investments	11,564,249	115	5,652,702	-	-	5,652,817

Non-controlling interest contribution	-	-	-	-	176,000	176,000

Net income (loss)	-	-	-	(2,966,491)	383,152	(2,583,339)

Balance at April 30, 2017	15,827,921	158	46,681,073	(30,609,910)	12,610,470	28,681,791

Stock-based compensation	-	-	906,591	-	-	906,591

Cashless exercise of options	15,145	-	-	-	-	-

Warrants issued with secured promissory note	-		2,003,227	-	-	2,003,227

Contribution of overriding royalty interest	-	-	250,000	-	-	250,000

Acquisition of Pearsonia interest	1,466,667	15	2,566,652	-	785,298	3,351,965

Acquisition of Bandolier interest upon redetermination	-	-	-	-	(13,497,191)	(13,497,191)

Net income (loss)	-	-	-	(20,439,104)	101,423	(20,337,681)

Balance at April 30, 2018	17,309,733	$173	$52,407,543	$(51,049,014)	$-	$1,358,702

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended
	April 30, 2018	April 30, 2017
Net loss	$(20,337,681)	$(2,583,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	906,591	2,178,716
Depreciation, depletion and accretion	157,386	25,922
Amortization of debt discount	363,977	-
Impairment of oil and gas assets	1,733,932	20,942
Loss on redetermination	11,914,204	-
Loss on assumption of Pearsonia interests	3,351,965	-
Gain on sale of oil and gas assets	-	(216,580)
Net gain on interest in real estate rights	(267,734)	(1,689,274)
Deferred income tax expense	333,203	941,515
Changes in operating assets and liabilities:
Accounts receivable - oil and gas	(299,676)	(7,520)
Accounts receivable - real estate - related party	-	6,106
Accounts receivable - other	17,449	-
Accrued interest on notes receivable - related party	(593,021)	(627,057)
Prepaid expenses and other current assets	1,267,555	(182,864)
Accounts payable and accrued expenses	1,105,496	(86,547)
Net Cash Used in Operating Activities	(346,354)	(2,219,980)

Cash Flows From Investing Activities:
Proceeds from the sale of interest in real estate rights	1,553,884	6,900,228
Prepaid oil and gas development costs	(446,856)	(505,147)
Issuance of notes receivable - related party	(1,558,501)	(6,938,382)
Capitalized expenditures on oil and gas assets	(3,536,935)	(487,857)
Cash received from the acquisition of Horizon Investment	-	3,364,817
Cash provided upon redetermination	(119,722)	-
Cash paid for cost method investment	-	91,802
Payments on investment in Horizon Energy Partners	(379,418)	(525,000)
Net Cash (Used in) Provided by Investing Activities	(4,487,548)	1,900,461

Cash Flows From Financing Activities:
Proceeds from notes payable - related party	4,500,000	-
Cash paid for debt inducement	(250,000)	-
Cash received from non-controlling interest contribution	-	176,000
Net Cash Provided by Financing Activities	4,250,000	176,000

Change in cash and cash equivalents	(583,902)	(143,519)

Cash and cash equivalents, beginning of year	631,232	774,751
Cash and cash equivalents, end of year	$47,330	$631,232

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$86,876	$34,052
Interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification from prepaid oil and gas development costs to oil and gas assets not being amortized	$-	$761,444
Receivable for sale of oil and gas equipment	$17,449	$-
Warrants issued with note payable	$2,003,227	$-
Overriding interest contributed as debt inducement	$250,000	$-
Accrued oil and gas development costs	$54,458	$-
Change in estimate of asset retirement obligation	$61,633	$-
Additions to asset retirement obligation from new drilling	$29,325	$-

The accompanying notes are an integral part of these consolidated financial statements.

PETRO RIVER OIL CORP. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

1.	Organization

Petro River Oil Corp. (the “Company”) is an independent energy company focused on the exploration and development of conventional oil and gas assets with low discovery and development costs, utilizing modern technology. The Company is currently focused on moving forward with drilling wells on several of its properties owned directly and indirectly through its interest in Horizon Energy Partners, LLC (“Horizon Energy”), as well as entering highly prospective plays with Horizon Energy and other industry-leading partners. Diversification over a number of projects, each with low initial capital expenditures and strong risk reward characteristics, reduces risk and provides cross-functional exposure to a number of attractive risk adjusted opportunities.

The Company’s core holdings are in the Mid-Continent Region in Oklahoma, including in Osage County and Kay County, Oklahoma. Following the acquisition of Horizon I Investments, LLC (“Horizon Investments”), the Company has additional exposure to a portfolio of domestic and international oil and gas assets consisting of highly prospective conventional plays diversified across project type, geographic location and risk profile, as well as access to a broad network of industry leaders from Horizon Investment’s interest in Horizon Energy. Horizon Energy is an oil and gas exploration and development company owned and managed by former senior oil and gas executives. It has a portfolio of domestic and international assets. Each of the assets in the Horizon Energy portfolio is characterized by low initial capital expenditure requirements and strong risk reward characteristics.

The Company’s prospects in Oklahoma are owned directly by the Company and indirectly through Spyglass Energy Group, LLC (“Spyglass”), a wholly owned subsidiary of Bandolier Energy, LLC (“Bandolier”). As a result of the Exchange Transaction consummated on January 31, 2018, as discussed below, Bandolier is wholly-owned by the Company. Bandolier has a 75% working interest in the 87,754-acre concession in Osage County, Oklahoma. The remaining 25% working interest is held by the operator, Performance Energy, LLC.

The execution of the Company’s business plan is dependent on obtaining necessary working capital. While no assurances can be given, in the event management is able to obtain additional working capital, the Company plans to continue drilling additional wells on its existing concessions, and to acquire additional high-quality oil and gas properties, primarily proved producing, and proved undeveloped reserves. The Company also intends to explore low-risk development drilling and work-over opportunities. Management is also exploring farm-in and joint venture opportunities for our oil and gas assets.

Recent Developments

Working Interest Exchange.

On February 14, 2018, the Company entered into a Purchase and Exchange Agreement with Red Fork Resources (“Red Fork”), pursuant to which (i) the Company agreed to convey to Mountain View Resources, LLC, an affiliate of Red Fork, 100% of its 13.7% working interest in and to an area of mutual interest (“AMI”) in the Mountain View Project in Kern County, California, and (ii) Red Fork agreed to convey to the Company 64.7% of its 85% working interest in and to an AMI situated in Kay County, Oklahoma (the “Red Fork Exchange”). The fair value of the assets acquired was $108,333 as of the effective date of the agreement. Following the Red Fork Exchange, the Company and Red Fork each retained a 2% overriding royalty interest in the projects that they respectively conveyed. Under the terms of the Agreement, all revenues and costs, expenses, obligations and liabilities earned or incurred prior to January 1, 2018 (the “Effective Date”) shall be borne by the original owners of such working interests, and all of such costs, expenses, obligations and liabilities that occur subsequent to the effective date shall be borne by the new owners of such working interests.

The acquisition of the additional concessions in Kay County, Oklahoma added additional prospect locations adjacent to the Company’s 106,000-acre concession in Osage County, Oklahoma. The similarity of the prospects in Kay and Kern County allows for the leverage of assets, infrastructure and technical expertise.

MegaWest Exchange Transaction.

On January 31, 2018, the Company entered into an Assignment and Assumption of Membership Interest with MegaWest Energy Kansas Corp. (“MegaWest”) (the “Assignment Agreement”), whereby the Company transferred its interest in MegaWest in exchange for a 50% membership interest in Bandolier Energy LLC (“Bandolier”) (the “Bandolier Interest”) then held by MegaWest (the “Exchange Transaction”), as a result of the Bandolier Acquisition, as defined below. The Exchange Transaction followed the receipt by the Company of a notice of Redetermination, as defined below, of MegaWest’s assets, including MegaWest’s interest in the Bandolier Interests (together, “MegaWest Assets”), conducted by Fortis Property Group, LLC, a Delaware limited liability company (“Fortis”).

The Redetermination was conducted pursuant to the Contribution Agreement, pursuant to which the Board of MegaWest was entitled to engage a qualified appraiser to determine the value of the MegaWest Assets and Bandolier Interests, and upon the completion thereof (a “Redetermination”), in the event the MegaWest Assets were determined to be less than $40.0 million, then a Shortfall, as defined in the Contribution Agreement, exists. As a result, the Company would be required to make cash contributions to MegaWest in an amount equal to the amount of the Shortfall (the “Shortfall Capital Contribution”). The Contribution Agreement further provided that, in the event that the Company was unable to deliver to MegaWest the Shortfall Capital Contribution required after the Redetermination, if any, MegaWest would have the right to exercise certain remedies, including a right to foreclose on the Company’s entire interest in MegaWest. In the event of foreclosure, the Bandolier Interest would revert back to the Company.

In lieu of engaging a qualified appraiser to quantify the Shortfall Capital Contribution, and in lieu of requiring MegaWest to exercise its remedies under the terms of the Contribution Agreement, the Company and MegaWest entered into the Exchange Transaction. As a result, the Company has no further rights or interest in MegaWest, and MegaWest has no further rights or interest in any assets associated with the Bandolier Interests. Pursuant to the Contribution Agreement and Assignment Agreement, the Company continues to be responsible for a reimbursement payment to MegaWest in the amount of $259,313, together with interest accrued thereon at an annual rate 10%, which will be due and payable one year after the date of the Assignment Agreement and has been included as a payable since January 31, 2018.

As a result of the Redetermination, the Company recorded a loss on redetermination of $11,914,204 reflecting the write-off of the related assets, liabilities and non-controlling interests of Fortis’ interest in MegaWest as shown below:

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

At the time the parties entered into the Contribution Agreement, management anticipated that the market price for crude oil would return to prices reached prior to 2015, and that additional wells would be drilled, resulting in greater revenue from the Bandolier Interests. Subsequent to the execution of the Contribution Agreement, only two wells had been drilled as of January 2018. That fact, together with the relatively low price of crude oil and the anticipated delays in drilling additional wells to demonstrate the value of the Bandolier Interests, contributed to Fortis’ election to terminate the Contribution Agreement at the end of its term, as amended. Had the market price of oil supported the value of developing the Bandolier oil and gas properties at that time, under the terms of the Contribution Agreement, Fortis would have been required to fund the planned drilling program.

Recent Financings.

On September 20, 2017, the Company entered into a Securities Purchase Agreement with Petro Exploration Funding II, LLC (“Funding Corp. II”), pursuant to which the Company issued to Funding Corp. II a senior secured promissory note on November 6, 2017 in the principal amount of $2.5 million (the “November 2017 Secured Note”) (the “November 2017 Note Financing”) and received total proceeds of $2.5 million. As additional consideration for the purchase of the November 2017 Secured Note, the Company issued to Funding Corp. II (i) a warrant to purchase 1.25 million shares of the Company’s common stock, and (ii) an overriding royalty interest equal to 2% in all production from the Company’s interest in the Company’s concessions located in Osage County, Oklahoma currently held by Spyglass (the “Existing Osage County Override”). The Existing Osage County Override was an existing override that was acquired by the Company from Scot Cohen. The note accrues interest at a rate of 10% per annum and matures on June 30, 2020.

Scott Cohen, a member of the Company’s Board of Directors and a substantial stockholder of the Company, owns or controls 31.25% of Funding Corp. I and 41.20% of Funding Corp. II.

On June 13, 2017, the Company entered into a Securities Purchase Agreement with Petro Exploration Funding, LLC (“Funding Corp. I”), pursuant to which the Company issued to Funding Corp. I a senior secured promissory note to finance the Company’s working capital requirements (the “June Note Financing”), in the principal amount of $2.0 million. As additional consideration for the June Note Financing, the Company issued to Funding Corp. I (i) a warrant to purchase 840,336 shares of the Company’s common stock, and (ii) an overriding royalty interest equal to 2% in all production from the Company’s interest in the Company’s concessions located in Osage County, Oklahoma, currently held by Spyglass, pursuant to an Assignment of Overriding Royalty Interests. The note accrues interest at a rate of 10% per annum and matures on June 30, 2020.

Scot Cohen owns or controls 31.25% of Funding Corp. I.

On June 18, 2018, Bandolier Energy, LLC, a wholly owned subsidiary of the Company entered into a Loan Agreement with Scot Cohen, the Executive Chairman of the Company (the "Cohen Loan Agreement"), pursuant to which Scot Cohen loaned the Company $300,000 at a 10% annual interest rate due September 30, 2018.  The Cohen Loan Agreement was to provide the Company with short term financing in connection with the Company's drilling program in Osage County, Oklahoma.

Acquisition of Membership Interest in the Osage County Concession.

On November 6, 2017, the Company entered into an Assignment and Assumption of Membership Interest Agreement (the “Membership Interest Assignment”) with Pearsonia West Investments, LLC (“Pearsonia”). Pursuant to the Membership Interest Assignment, the Company issued 1,466,667 shares of its common stock, with a fair value of $1.75 per share, to Pearsonia in exchange for all the membership interests in Bandolier held by Pearsonia. As result of this transaction, the Company wrote-off the non-controlling interest in Bandolier totaling $785,298 and recorded a loss of $3,351,965.

2.	Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of April 30, 2018, the Company had an accumulated deficit of $51.0 million. The Company has incurred significant losses since inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At April 30, 2018, the Company had a working deficit of approximately $1.5 million. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. In addition, the Company has a limited operating history prior to acquisition of Bandolier. At April 30, 2018, the Company had cash and cash equivalents of $47,330. The Company’s primary source of operating funds since inception has been debt and equity financings, primarily from related parties.

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

The consolidated financial statements and accompanying footnotes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of the Company and its wholly owned and majority owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

These consolidated financial statements include the Company and the following subsidiaries:

Petro Spring, LLC; PO1, LLC; Petro River UK Limited; Horizon I Investments, LLC; and MegaWest Energy USA Corp. and MegaWest Energy USA Corp.’s wholly owned subsidiaries:

MegaWest Energy Texas Corp.
MegaWest Energy Kentucky Corp.
MegaWest Energy Missouri Corp.

As a result of the Acquisition of Membership Interest in the Osage County Concession (as discussed above), Bandolier is now a wholly-owned subsidiary of the Company, and the Company consolidates 100% of the financial information of Bandolier. Bandolier operates the Company’s Oklahoma oil and gas properties.

Also contained in the consolidated financial statements for the year ended April 30, 2018 is the financial information of MegaWest, which, prior to January 31, 2018, was 58.51% owned by the Company. As a result of the Exchange Transaction, the consolidated financial statements for the year ended April 30, 2018, include the results of operations of MegaWest; however, the assets and liabilities have been written off and included in loss on redetermination of $11,914,204 on the statement of operations for the year ended April 30, 2018.

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

The Company’s financial statements are based on a number of significant estimates, including oil and natural gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and natural gas properties, and timing and costs associated with its asset retirement obligations, as well as those related to the fair value of stock options, stock warrants and stock issued for services. While we believe that management’s estimates and assumptions used in preparation of the financial statements are appropriate, actual results could differ from those estimates.

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

At April 30, 2018, $0 of the Company’s cash balances were uninsured. The Company has not experienced any loses on such accounts.

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

The allowance for doubtful accounts at April 30, 2018 and 2017 was $0.

(d)	Interest in Real Estate Rights:

Interest in real estate rights contributed by Fortis related to real properties that Fortis plans to sell within one year. Since these properties are contributed by Fortis, a related party, the rights for the year ended April 30, 2017 are stated on balance sheet at the cost basis of Fortis. As a result of the Working Interest Exchange, no amounts are reflected in interests in real estate rights as of April 30, 2018.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. As of April 30, 2018 and 2017, management engaged a third party to perform an independent study of the oil and gas assets. The Company recorded total impairment of $1,733,932 and $20,942 to the consolidated statements of operations for the years ended April 30, 2018 and 2017, respectively.

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

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers which require significant judgment, as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expenses. There have been no material changes in the methodology used by the Company in calculating depletion, depreciation and amortization of oil and gas properties under the full cost method during the years ended April 30, 2018 and 2017.

(f)	Impairment of Long-Lived Assets:

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

(g)	Asset Retirement Obligations:

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

Revisions to the estimated fair value would result in an adjustment to the liability and the capitalized amount in oil and gas assets.

(h)	Income Taxes:

Income Tax Provision

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. ASC 740, Accounting for Income Taxes requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. The Company’s gross deferred tax assets were revalued based on the reduction in the federal statutory tax rate from 35% to 21%, which will result in a reduction in the Company’s statutory tax rate from 36.64% to 30.62% for the year ended April 30, 2018. A corresponding offset has been made to the valuation allowance, and any potential other taxes arising due to the Tax Act will result in reductions to the Company’s net operating loss carryforward and valuation allowance. The Company will continue to analyze the Tax Act to assess its full effects on the Company’s financial results, including disclosures, for the Company’s fiscal year ending April 30, 2019, but the Company does not expect the Tax Act to have a material impact on the Company’s consolidated financial statements.

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

At April 30, 2018 and 2017, the Company has approximately $0 and $3.4 million, respectively, of liabilities for uncertain tax positions. Interpretation of taxation rules relating to net operating loss utilization in real estate transactions give rise to uncertain positions. In connection with the uncertain tax position, there was no interest or penalties recorded as the position is expected but the tax returns are not yet due.

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

(i)	Oil and Gas Revenue:

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

(j)	Stock-Based Compensation:

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

The fair value of option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the options' expected life, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is calculated based on the historical volatility of the Company’s common stock over the expected option life and other appropriate factors. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its common stock and does not intend to pay dividends on the common stock in the foreseeable future. The expected forfeiture rate is estimated based on historical experience.

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, the equity–based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If the actual forfeiture rate is materially different from the Company’s estimate, the equity–based compensation expense could be significantly different from what the Company has recorded in the current period.

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

(k)	Per Share Amounts:

Basic net income (loss) per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. For the years ended April 30, 2018 and 2017, potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive.

The Company had the following common stock equivalents at April 30, 2018 and 2017:
As of	April 30, 2018	April 30, 2017
Stock options	2,555,385	2,599,682
Stock purchase warrants	2,223,669	133,333
Total	4,779,054	2,733,015

(l)	Fair Value of Financial Instruments:

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

(m)	Recent Accounting Pronouncements:

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle (issued as Accounting Standards Update (“ASU”) 2014-09 by the FASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating its adoption method and the impact of the standard on its consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in 2018.

In February 2016, the FASB issued ASU 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This ASU is effective for all interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We expect to adopt ASU 2016-02 beginning January 1, 2019 and are in the process of assessing the impact that this new guidance is expected to have on our financial statements and related disclosures.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use an entity's intellectual property or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which the Company intends to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company does not expect the new standard to have a material effect on its consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Adoption of ASU 2016-09 did not have a material impact on the consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09. The Company is currently evaluating the standard and does not expect the adoption will have a material effect on its consolidated financial statements and disclosures.

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

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 was issued to provide more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. ASU 2016-13 is effective for reporting periods beginning after December 15, 2019 using a modified retrospective adoption method. A prospective transition approach is required for debt securities for which a other-than-temporary impairment had been recognized before the effective date. The Company is currently assessing the impact this accounting standard will have on its financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This standard is required to be adopted in the first quarter of 2018. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

In September 2017, the Financial Accounting Standards Board (FASB) issued ASU No. 2017-13, Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). The new standards, among other things, provide additional implementation guidance with respect to Accounting Standards Codification (ASC) Topic 606. ASU 2017-13 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of the new standard but does not expect it to have a material impact on its implementation strategies or its consolidated financial statements upon adoption.

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

(n)	Subsequent Events:

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

5.	Business Acquisitions

Acquisition of Interest in Bandolier Energy LLC.   On May 30, 2014, the Company entered into a Subscription Agreement pursuant to which the Company was issued a 50% interest in Bandolier Energy, LLC (“Bandolier”) in exchange for a capital contribution of $5.0 million (the “Bandolier Acquisition”). In connection with the Bandolier Acquisition, the Company had the right to appoint a majority of the board of managers of Bandolier. The Company’s Executive Chairman was a manager of, and owned a 20% membership interest in, Pearsonia West Investment Group, LLC (“Pearsonia West”), a special purpose vehicle formed for the purpose of investing in Bandolier with the Company and Ranger Station, LLC (“Ranger Station”). Concurrent with the Bandolier Acquisition, Pearsonia West was issued a 44% interest in Bandolier for cash consideration of $4.4 million, and Ranger Station was issued a 6% interest in Bandolier for cash consideration of $600,000. In connection with Pearsonia West’s investment in Bandolier, the Company and Pearsonia West entered into an agreement, dated May 30, 2014, granting the members of Pearsonia West an option, exercisable at any time prior to May 30, 2017, to exchange their pro rata share of the Bandolier membership interests for shares of the Company’s common stock, at a price of $16.00 per share, subject to adjustment (the “Option”). The Option, if fully exercised, would result in the Company issuing 275,000 shares of its common stock, or 6% to the members of Pearsonia West.

Until the consummation of the Exchange Transaction, described in Note 1, the Company had operational control along with a 50% ownership interest in Bandolier. As a result, the Company consolidated Bandolier. The remaining 50% non-controlling interest represented the equity investment from Pearsonia West and Ranger Station. Upon consummation of the Exchange Transaction, the Company now owns 100% of Bandolier.

On May 30, 2014, Bandolier acquired, for $8,712,893 less a $407,161 claw back, all of the issued and outstanding equity of Spyglass Energy Group, LLC (“Spyglass”), the owner of oil and gas leases, leaseholds, lands, and options and concessions thereto located in Osage County, Oklahoma. Spyglass controlled a significant contiguous oil and gas acreage position in Northeastern Oklahoma, consisting of 87,754 acres, with substantial original oil in place, stacked reservoirs, as well as exploratory and development opportunities that could be accessed through both horizontal and vertical drilling. Significant infrastructure was already in place including 32 square miles of 3-D seismic data, 3 phase power, a dedicated sub-station as well as multiple oil producing horizontal wells. No additional contingencies were assumed.

Horizon Investments

On May 3, 2016, the Company consummated the acquisition of Horizon Investments (the “Horizon Acquisition”), which was majority owned by the Company’s Chief Executive Officer. Accordingly, the transaction was recorded at historical cost. As a result of the acquisition, the Company acquired: (i) a 20% membership interest in Horizon Energy, which in turn holds working interests in oil and gas properties; (ii) three promissory notes issued by the Company to Horizon Investments in the aggregate principal amount of $1.6 million (the “Horizon Notes”); (iii) a restricted certificate of deposit; and (iv) certain bank, investment and other accounts maintained by Horizon Investments. The Horizon Acquisition was completed in accordance with the term and conditions of the Conditional Purchase Agreement first entered into by the Company and Horizon Investments on December 1, 2015. Also on the closing date, the Company and Horizon Investments entered into an amended and restated purchase agreement, pursuant to which the Company agreed to provide for additional advances by Horizon Investments to the Company.

As consideration for the Horizon Acquisition, and in accordance with the purchase agreement, as amended, the Company issued 11,564,249 shares of its common stock on the closing date, which amount included 1,395,916 additional shares of common stock in consideration for the additional cash, receivables and other assets reflected on Horizon Investment’s balance sheet on the closing date.

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

On February 2, 2018, Horizon Investments received a capital call from Horizon Energy in the amount of $600,227. Horizon Investments did not have the required funds to fund the capital call. The capital call was not mandatory and the consequence of Horizon Investments’ failure to fund the capital call was a dilution in Horizon Investments’ interest in Horizon Energy by 27.43%, therefore reducing Horizon Investments’ interest in Horizon Energy from 20.01% to 14.52%. Scot Cohen, a member of the Company’s Board of Directors, a substantial stockholder, and a member of Horizon Energy, participated with other Horizon Energy members to make the requested capital call in light of Horizon Investment’s inability to make the requested capital call. The determination not to make the requested capital call, and therefore allow Mr. Cohen to increase his membership interest in Horizon Energy, was discussed and approved by the independent members of the Company’s Board of Directors.

6.	Accounts Receivable – Related Party

On October 15, 2015, the Company entered into a contribution agreement with MegaWest and Fortis, pursuant to which the Company and Fortis each agreed to contribute certain assets to MegaWest in exchange for shares of MegaWest common stock (“MegaWest Shares”) (the “MegaWest Transaction”).

Upon execution of the Contribution Agreement, (i) the Company transferred its 50% membership interest in Bandolier (the “Bandolier Interest”) and cancelled all of its ownership interest in the then issued and outstanding MegaWest Shares, which prior to the MegaWest Transaction represented 100% ownership of MegaWest; and (ii) Fortis transferred the rights to any profits and proceeds from the sale of 30 condominium units owned by Fortis.  Immediately thereafter, MegaWest issued to the Company 58,510 MegaWest Shares, representing a 58.51% equity interest in MegaWest, as consideration for the assignment of the Bandolier Interest, and issued to Fortis 41,490 MegaWest Shares, representing a 41.49% equity interest in MegaWest, as consideration for the assets assigned to MegaWest by Fortis.

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

As described in Note 1, the Company entered into the Assignment Agreement with MegaWest, pursuant to which the Company transferred its MegaWest shares in exchange for MegaWest’s membership interests in Bandolier. In lieu of engaging a qualified appraiser to quantify the Shortfall Capital Contribution, and in lieu of requiring MegaWest to exercise its remedies under the terms of the Contribution Agreement, the Company and MegaWest entered into the exchange transaction. Following the execution of the Assignment Agreement, the Company has no further rights or interest in the MegaWest Shares or assets, and MegaWest has no further rights or interest in any assets associated with the Bandolier Interests. Pursuant to the Contribution Agreement and Assignment Agreement, the Company agreed to reimburse MegaWest in the amount of $259,313, together with interest accrued thereon at an annual rate of 10%, which will be due and payable one year after the date of the Assignment Agreement.

7.	Notes Receivable – Related Party

Since December 2015, the Company has entered into ten promissory note agreements with Fortis with aggregate principal amounts of $26,344,883. The notes receivable bear interest at an annual rate of 3% and matured on January 31, 2018. As of April 30, 2018 and 2017, the outstanding balance of the notes receivable was $0 and $24,786,382, respectively. See Note 1 for further discussion regarding the Exchange Transaction.

8.	Interest in Real Estate Rights

As discussed in Note 6, MegaWest received an interest in real estate rights of 30 condominium units from Fortis pursuant to the MegaWest Transaction. During the years ended April 30, 2018 and 2017, the Company recognized a net gain of $267,734 and $1,689,274 related to the sale of four condominium units by Fortis.

As described in Note 1, as a result of the Exchange Transaction, no amounts are recorded at April 30, 2018 for interests in real estate rights.

The following table summarizes the activity for interest in real estate rights:

Balance at April 30, 2016	$2,820,402
Additions – interest in real estate rights of 30 condominium units contributed by Fortis
Less: Cost of sales – four condominium units	(2,510,542)
Balance at April 30, 2017	309,860
Less: Cost of sales – one condominium unit	(309,860)
Balance at April 30, 2018	$-

9.	Oil and Gas Assets

The following table summarizes the oil and gas assets by project:

Cost	Oklahoma	Larne Basin	Other (1)	Total
Balance, May 1, 2016	$778,226	-	100,000	878,226
Additions	487,857	761,444	-	1,249,301
Depreciation, depletion and amortization	(12,949)	-	-	(12,949)
Impairment of oil and gas assets	(20,942)	-	-	(20,942)
Balance, April 30, 2017	1,232,192	761,444	100,000	2,093,636
Additions	3,665,851	-	-	3,665,851
Depreciation, depletion and amortization	(146,141)	-	-	(146,141)
Impairment of oil and gas assets	(972,488)	(761,444)	-	(1,733,932)
Balance, April 30, 2018	$3,779,414	$-	$100,000	$3,879,414

(1)
Other property consists primarily of four, used steam generators and related equipment that will be assigned to future projects. As of April 30, 2018 and 2017, management concluded that impairment was not necessary as all other assets were carried at salvage value.

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

Oklahoma Properties. During the year ended April 30, 2018, the Company recorded additions related to development costs incurred of approximately $3,665,851 and $0 for proven and unproven oil and gas assets, respectively.

The Company’s prospects in Oklahoma are owned directly by the Company and indirectly by Spyglass. As a result of the Exchange Transaction consummated on January 31, 2018, as discussed above, Bandolier is wholly-owned by the Company. Bandolier has a 75% working interest in the 106,500-acre concession in Osage County, Oklahoma. The remaining 25% working interest is held by the operator, Performance Energy, LLC.

Impairment of Oil & Gas Properties. As of April 30, 2018, the Company assessed its oil and gas assets for impairment and recognized a charge of $1,733,932 related to its Oklahoma and Larne Basin oil and gas properties. As of April 30, 2017, the Company assessed its oil and gas assets for impairment and recognized a charge of $20,942 related to the Oklahoma oil and gas assets.

10.	Asset Retirement Obligations

The total future asset retirement obligation was estimated based on the Company’s ownership interest in all wells and facilities, the estimated legal obligations required to retire, dismantle, abandon and reclaim the wells and facilities and the estimated timing of such payments. The Company estimated the present value of its asset retirement obligations at both April 30, 2018 and 2017, based on a future undiscounted liability of $728,091 and $639,755, respectively. These costs are expected to be incurred within one to 24 years. A credit-adjusted risk-free discount rate of 10% and an inflation rate of 2% were used to calculate the present value.

Changes to the asset retirement obligation were as follows:

	April 30, 2018	April 30, 2017
Balance, beginning of period	$558,696	$763,062
Additions	29,325	-
Changes in estimates	61,633	-
Disposals	-	(216,580)
Accretion	10,485	12,214
Total asset retirement obligations	660,139	558,696
Less: current portion of asset retirement obligations	(413,794)	(406,403)
Long-term portion of asset retirement obligations	$246,345	$152,293

Expected timing of asset retirement obligations:

Year Ending April 30,
2019	$413,794
2020	-
2021	-
2022	-
2023	-
Thereafter	321,688
Subtotal	735,482
Effect of discount	(75,343)
Total	$660,139

As of April 30, 2018 and 2017, the Company had $0 of reclamation deposits with authorities to secure certain abandonment liabilities.

11.	Related Party Transactions

Accounts Receivable - Related Party

As discussed in Notes 1 and 6 above, on October 15, 2015, the Company entered into the Contribution Agreement with MegaWest and Fortis, pursuant to which the Company and Fortis each agreed to assign certain assets to MegaWest in exchange for the MegaWest Shares.

Upon execution of the Contribution Agreement, Fortis transferred certain indirect interests held in 30 condominium units and the rights to any profits and proceeds therefrom, with its basis of $15,544,382, to MegaWest. As of April 30, 2017, the Company had an accounts receivable – related party in the amount of $2,123,175, which was due from Fortis for the profits belonging to MegaWest. See Note 5 above. As a result of the Exchange Transaction, all amounts for accounts receivable – related party were written off as of April 30, 2018.

Notes Receivable – Related Party

As discussed in Note 7, the Company entered into ten promissory note agreements with Fortis. The notes receivable accrued interest at an annual interest rate of 3% and matured on January 31, 2018. As of April 30, 2018 and 2017, the outstanding balance of the notes receivable was $0 and $24,786,382, respectively. See Note 1 for further discussion regarding the Exchange Transaction.

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

June 2017 $2.0 Million Secured Note Financing

Scot Cohen owns or controls 31.25% of Funding Corp. I, the holder of the senior secured promissory note in the principal amount of $2.0 million (the “June 2017 Secured Note”) issued by the Company on June 13, 2017. The June 2017 Secured Note accrues interest at a rate of 10% per annum and matures on June 30, 2020. The June 2017 Secured Note is presented as “Note payable – related party, net of debt discount” on the consolidated balance sheets.

In connection with the issuance of the June 2017 Secured Note, the Company issued to Funding Corp. I warrants to purchase 840,336 shares of the Company’s common stock (the “June 2017 Warrant”). Upon issuance of the June 2017 Secured Note, the Company valued the June 2017 Warrant using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $952,056 as debt discount on the consolidated balance sheet. See Note 12 for the assumptions and inputs utilized to value the June 2017 Warrant.

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

The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $994,188 as of April 30, 2018. During the year ended April 30, 2018, the Company recorded amortization of debt discount related to this note totaling $207,867.

As of April 30, 2018, the outstanding balance, net of debt discount, and accrued interest on the June 2017 Secured Note due to related party was $1,005,812.

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

Pursuant to the financing agreement, the Company issued the November 2017 Warrant to Funding Corp. II to purchase 1.25 million shares of the Company’s Common Stock. Upon issuance of the November 2017 Note, the Company valued the November 2017 Warrant using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $1,051,171 as debt discount on the consolidated balance sheet. In relation to the financing, Scot Cohen paid $250,000 for a 2% overriding royalty interest from Funding Corp. I (as discussed below), which was recorded as additional debt discount on the consolidated balance sheet. See Note 12 for the assumptions and inputs utilized to value the November 2017 Warrant.

As additional consideration for the purchase of the November 2017 Secured Note, the Company issued to Funding Corp. II an overriding royalty interest equal to 2% in all production from the Company’s interest in the Company’s concessions located in Osage County, Oklahoma, originally held by Spyglass (the “Existing Osage County Override”)

Override was then acquired by the Company from Scot Cohen for $250,000. As noted above, the override was accounted for as a debt discount and amortized over the term of the debt.

The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $1,145,062 as of April 30, 2018. During the years ended April 30, 2018, the Company recorded amortization of debt discount related to this note totaling $156,110.

As of April 30, 2018, the outstanding balance, net of debt discount, and accrued interest on the November 2017 Secured Note due to related party was $1,354,938.

12.	Stockholders’ Equity

As of April 30, 2018 and 2017, the Company had 5,000,000 shares of blank check preferred stock authorized with a par value of $0.00001 per share. None of the blank check preferred shares were issued or outstanding.

As of April 30, 2018 and 2017, the Company had 29,500 shares of preferred B preferred stock authorized with a par value of $0.00001 per share (“Series B Preferred”). No Series B Preferred shares are issued or outstanding.

As of April 30, 2018, the Company had 150,000,000 shares of common stock authorized with a par value of $0.00001 per share. There were 17,309,733 and 15,827,921 shares of common stock issued and outstanding as of April 30, 2018 and 2017, respectively.

As discussed in Note 5, during the year ended April 30, 2017, the Company issued 11,564,249 shares of common stock for the Horizon Acquisition.

As discussed in Note 1, pursuant to the Membership Interest Assignment with Pearsonia, the Company issued 1,466,667 shares of Common Stock to Pearsonia in exchange for all membership interests in Bandolier held by Pearsonia.

During the year ended April 30, 2018, the Company issued 15,145 shares of common stock related to a cashless exercise of 35,000 options.

Stock Options

As of April 30, 2018, the Company has one equity incentive plan. The number of shares reserved for issuance in aggregate under the plan is limited to 120 million shares. The exercise price, term and vesting schedule of stock options granted are set by the Board of Directors at the time of grant. Stock options granted under the plan may be exercised on a cashless basis, if such exercise is approved by the Board. In a cashless exercise, the employee receives a lesser amount of shares in lieu of paying the exercise price based on the quoted market price of the shares on the trading day immediately preceding the exercise date.

During the year ended April 30, 2018, the Company computed the fair value of the option utilizing a Black-Scholes option-pricing model using the following assumptions:

	April 30, 2018	April 30, 2017
Risk-free interest rate	2.30% to 2.95%	1.51% to 2.53%
Expected life of grants	4 – 10 years	4 – 10 years
Expected volatility of underlying stock	159% to 168%	169% to 175%
Dividends	0%	0%

The expected stock price volatility for the Company’s stock options was estimated using the historical volatilities of the Company’s common stock. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

The following table summarizes information about the options outstanding and exercisable for the years ended April 30, 2018 and 2017:
	Options	Weighted Average Exercise Prices

Outstanding – April 30, 2016	743,050	4.00
Granted	1,870,958	1.38
Exercised	-	-
Forfeited/Cancelled	(14,326)	-
Outstanding – April 30, 2017	2,599,682	$2.13
Granted	25,703	1.40
Exercised	(35,000)	1.38
Forfeited/Cancelled	(35,000)	1.38
Outstanding – April 30, 2018	2,555,385	$2.14
Exercisable – April 30, 2018	2,419,068	$2.17

The following table summarizes information about the options outstanding and exercisable at April 30, 2018:

	Options Outstanding		Options Exercisable
Exercise Price	Options	Weighted Avg. Life Remaining (years)	Options	Weighted Average Exercise Price
$1.38	1,795,958	8.34	$1,296,161	$1.38
$1.40	25,703	9.64	$24,447	$1.40
$1.98	5,000	8.27	$3,750	$1.98
$2.00	457,402	7.17	$392,781	$2.00
$2.87	65,334	6.81	$64,611	$2.87
$3.00	51,001	7.66	$42,445	$3.00
$3.39	12,000	7.89	$12,000	$3.39
$6.00	10,000	6.74	$10,000	$6.00
$12.00	132,987	5.52	$122,987	$12.00
	2,555,385		2,419,068
		Aggregate Intrinsic Value	$-

During the years ended April 30, 2018 and 2017, the Company expensed an aggregate $906,591 and $2,178,716 to general and administrative expenses for stock-based compensation pursuant to employment and consulting agreements.

As of April 30, 2018, the Company has $608,637 in unrecognized stock-based compensation expense which will be amortized over a weighted average exercise period of 7.91 years.

Warrants:

The fair values of the 840,336 June 2017 Warrants granted in conjunction with the June 2017 Note Financing and the 1.25 million November 2017 Warrants granted in connection with the November 2017 Note Financing (as discussed in Note 10) were estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for the warrants granted during the year ended April 30, 2018 are as follows:

April 30, 2018
Exercise price	$ 1.75 to 2.38
Expected dividends	0%
Expected volatility	160.70% to 169.63%
Risk free interest rate	1.49% to 1.73%
Expected life of warrant	3 years

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding and exercisable – April 30, 2016	133,333	50.00	3.83
Forfeited	-	-	-
Granted/Expired	-	-	-
Outstanding and exercisable – April 30, 2017	133,333	50.00	2.83
Forfeited	-	-	-
Granted/Expired	2,090,336	2.15	2.57
Outstanding and exercisable – April 30, 2018	2,223,669	$5.02	2.57

The aggregate intrinsic value of the outstanding warrants was $0.

13.	Non-Controlling Interests

For the years ended April 30, 2018 and 2017, the changes in the Company’s non–controlling interest was as follows:

	Bandolier	MegaWest	Total
Non–controlling interests at May 1, 2016	$(731,060)	$12,782,378	$12,051,318
Contribution of real estate by non-controlling interest holders	176,000	-	176,000
Non–controlling interest share of income (losses)	(144,813)	527,965	383,152
Non–controlling interests at April 30, 2017	(699,873)	13,310,343	12,610,470
Contribution of real estate by non-controlling interest holders	785,298	(13,497,191)	(12,711,893)
Non–controlling interest share of income (losses)	(85,425)	186,848	101,423
Non–controlling interests at April 30, 2018	$-	$-	$-

As discussed above, as a result of the MegaWest Transaction and the Membership Interest Assignment, the non-controlling interests in Bandolier and Fortis’ interest in MegaWest were written down to $0.

14.	Income Taxes

As of April 30, 2018, the Company had approximately $27.6 million of net operating loss carryovers (“NOLs”) which expire beginning in 2028. The U.S. net operating loss carryovers are subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. Management has determined that a change in ownership occurred as a result of the Share Exchange on April 23, 2013. Therefore, the net operating loss carryovers are subject to an annual limitation of approximately $156,000. The Company impaired the NOLs at the time of the change of ownership. Further the Company was limited in the recognition of a pre-acquisition loss deduction due to a net built in loss in 2015 at the time of the ownership change.

The income tax expense (benefit) consists of the following:

	For the Year Ended April 30, 2018	For the Year Ended April 30, 2017
Foreign
Current	$-	$-
Deferred	-	-
U.S. Federal
Current
Deferred	(4,217,889)	(446,593)

U.S. State & Local
Current	-	-
Deferred	(478,113)	(27,677)

Change in valuation allowance	5,029,205	1,415,785
Income tax provision (benefit)	$333,203	$941,515

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

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	April 30, 2018	April 30, 2017
U.S. net operating loss carryovers	$8,449,933	$3,881,860
Depreciation	2,156,408	2,422,886
Bandolier LLC flow-through	4,851,566	4,320,684
Accretion of asset retirement obligation	139,545	201,729
Stock-based compensation	2,239,907	2,314,197
Total deferred tax assets	17,837,358	13,141,356
Valuation allowance	(17,837,358)	(13,141,356)
Deferred tax asset, net of valuation allowance	$-	$-

	April 30, 2018	April 30, 2017
Tax liability – MegaWest	$-	$3,442,724
Total deferred tax liability	$-	$3,442,724

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense benefit as follows:

	For the Year Ended April 30, 2018	For the Year Ended April 30, 2017
U.S. federal statutory rate	(27.50)%	(34.00)%
State income tax, net of federal benefit	(3.12)%	(2.11)%
Change in rate	(1.20)%	11.29%
Other permanent differences	8.94%	6.46%
Change in valuation allowance	24.50%	54.80%
Income tax provision (benefit)	1.62%	36.44%

15.	Contingency and Contractual Obligations

Pending Litigation.

(a) In January 2010, the Company experienced a flood in its Calgary office premises as a result of a broken water pipe. There was significant damage to the premises, rendering them unusable until the landlord had completed remediation. Pursuant to the lease contract, the Company asserted that rent should be abated during the remediation process and accordingly, the Company did not pay any rent after December 2009. During the remediation process, the Company engaged an independent environmental testing company to test for air quality and for the existence of other potentially hazardous conditions. The testing revealed the existence of potentially hazardous mold and the consultant provided specific written instructions for the effective remediation of the premises. During the remediation process, the landlord did not follow the consultant’s instructions and correct the potentially hazardous mold situation, and subsequently in June 2010 gave notice and declared the premises to be ready for occupancy. The Company re-engaged the consultant to re-test the premises and the testing results again revealed the presence of potentially hazardous mold. The Company determined that the premises were not fit for re-occupancy and considered the landlord to be in default of the lease. The Landlord subsequently terminated the lease.

On January 30, 2014, the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating CAD $759,000 (approximately USD $591,300 as of April 30, 2018). The Company filed a defense and on October 20, 2014, it filed a summary judgment application stating that the landlord’s claim is barred, as it was commenced outside the 2-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of CAD $665,000 (approximately USD $518,100 as of April 30, 2018). The applications were heard on June 25, 2015 and the court allowed both the Company’s summary judgment application and the landlord’s amendment application. Both of these orders were appealed though two levels of the Alberta courts and the appeals were dismissed at both levels. The net effect is that the landlord's claim for loss of prospective rent is to proceed. No further activity has occurred through the filing date of these financial statements.

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

On October 7, 2014, Spyglass, along with other defendants, filed a Motion to Dismiss the August 11, 2014 Amended Complaint on various procedural and legal grounds. Following the significant briefing, the Court, on March 31, 2016, granted the Motion to Dismiss as to all defendants and entered a judgment in favor of the defendants against the plaintiffs. On April 14, 2016, Spyglass with the other defendants, filed a Motion seeking its attorneys’ fees and costs. The motion remains pending. On April 28, 2016, the Plaintiffs filed three motions: a Motion to Amend or Alter the Judgment; a Motion to Amend the Complaint; and a Motion to Vacate Order. On November 23, 2016, the Court denied all three of Plaintiffs’ motions. On December 6, 2016, the Plaintiffs filed a Notice of Appeal to the Tenth Circuit Court of Appeals. That appeal is pending as of as of the filing date of these financial statements. There is no specific timeline by which the Court of Appeals must render a ruling. Spyglass intends to continue to vigorously defend its interest in this matter.

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

16.	Subsequent Events

In May 2018, the Company granted a total of 260,000 shares of restricted common stock to Scot Cohen and Steven Brunner in exchange for a reduction in cash compensation with a fair value of approximately $294,000 based on the market price of the Company’s common stock on the grant date. The shares vest monthly in equal installments over a 12-month period.

On June 18, 2018, Bandolier Energy, LLC, a wholly owned subsidiary of the Company, entered into a Loan Agreement with Scot Cohen, the Executive Chairman of the Company (the “Cohen Loan Agreement”), pursuant to which Scot Cohen loaned the Company $300,000 at a 10% annual interest rate due on September 30, 2018. The Cohen Loan Agreement was to provide the Company with short term financing in connection with the Company’s drilling program in Osage County, Oklahoma.

17.	Supplemental Information on Oil and Gas Operations (Unaudited)

The Company retains qualified independent reserves evaluators to evaluate the Company’s proved oil reserves. For the year ended April 30, 2018, the reports by Cawley, Gillespie & Associate, Inc. (“CGA”) covered 75% of the Company’s proved oil reserves. For the year ended April 30, 2017, the report by Pinnacle Energy Services, LLC. (“Pinnacle”) covered 100% of the Company’s proved oil reserves.

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

The following tables summarize the Company’s proved developed and undeveloped reserves within the United States, net of royalties, as of April 30, 2018 and 2017:

Oil (MBbls)	2018	2017

Proved reserves as at May 1	167	206
Extensions, acquisitions and discoveries	-	-
Dispositions	-	-
Production	(12)	(1)
Revisions of prior estimates	341	(38)
Total Proved reserves as at April 30	496	167

Oil (MBbls)	2018	2017

Proved developed producing	214	1
Non-producing	30	166
Proved undeveloped	252	-
Total Proved reserves as at April 30	496	167

Gas (MCFs)	2018	2017

Proved reserves as at May 1	279	331
Extensions, acquisitions and discoveries	-
Dispositions	-	-
Production	(6)	(5)
Revisions of prior estimates	238	(47)
Total Proved reserves as at April 30	511	279

Gas (MCFs)	2018	2017

Proved developed producing	137	17
Non-producing	25	262
Proved undeveloped	349	-
Total Proved reserves as at April 30	511	279

Capitalized Costs Related to Oil and Gas Assets	2018	2017

Proved properties	$12,729,430	$8,244,046
Unproved properties	100,000	858,830
	12,829,430	9,102,876
Less: accumulated impairment	(8,950,016)	(7,009,240)
	$3,879,414	$2,093,636

Costs Incurred in Oil and Gas Activities:	2018	2017

Development	$3,665,851	$487,857
Exploration	-	761,444
	$3,665,851	$1,249,301

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

Future net revenues, development, production and restoration costs have been based upon the estimates referred to above. The following tables summarize the Company’s future net cash flows relating to proved oil reserves based on the standardized measure as prescribed in FASB ASC Topic 932 - “Extractive Activities - Oil and Gas”:

Future cash flows relating to proved reserves:	2018	2017
Future cash inflows	$30,259,000	$8,421,000
Future operating costs	(1,759,000)	(4,419,000)
Future development costs	(8,239,000)	(615,000)
Future income taxes	(2,147,000)	(597,000)
Future net cash flows	18,114,000	2,790,000
10% discount factor	(8,133,000)	(766,000)
Standardized measure	$9,981,000	$2,024,000

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table summarizes the principal sources of changes in standardized measure of discounted future estimated net cash flows at 10% per annum for the years ended April 30, 2018 and 2017:

	2018	2017
Standardized measure, beginning of year	$2,024,000	$2,139,000
Sales of oil produced, net of production costs	3,070,000	1,271,000
Net changes in sales and transfer prices and in production costs and production costs related to future production	(3,091,000)	(2,719,000)
Previously estimated development costs incurred during the period	-	-
Changes in future development costs	1,144,000	(205,000)
Revisions of previous quantity estimates due to prices and performance	5,216,000	(99,000)
Accretion of discount	100,000	20,000
Discoveries, net future production and development costs associated with these extensions and discoveries	-	-
Purchases and sales of minerals in place	-	-
Timing and other	1,518,000	1,617,000
Standardized measure, end of year	$9,981,000	$2,024,000

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO RIVER OIL CORP.

	By:	/s/ Scot Cohen
	Name:	Scot Cohen
	Title:	Executive Chairman

	By:	/s/ David Briones
	Name:	David Briones
	Title	Chief Financial Officer
Date: July 30, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scot Cohen	Executive Chairman and Director	July 30, 2018
Scot Cohen	(Principal Executive Officer)

/s/ David Briones	Chief Financial Officer	July 30, 2018
David Briones	(Principal Accounting Officer)

/s/ Glenn C. Pollack	Director	July 30, 2018
Glenn C. Pollack

/s/ John Wallace	Director	July 30, 2018
John Wallace

/s/ Fred Zeidman	Director	July 30, 2018
Fred Zeidman