Form 10-Q
period 2018-07-31
Petro River Oil Corp.
filed 2018-09-14
CIK 1172298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 14, 2018
Common Stock, $0.00001 par value per share	17,569,809 shares

-i-

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
 Petro River Oil Corp. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	As of
Assets	July 31,	April 30,
Current Assets:	2018	2018
Cash and cash equivalents	$4,642	$47,330
Accounts receivable - oil and gas	211,154	308,099
Prepaid expense and other current assets	6,118	612
Total Current Assets	221,914	356,041

Oil and gas assets, full cost method
Costs subject to amortization, net	4,152,114	3,779,414
Costs not being amortized, net	100,000	100,000
Property, plant and equipment, net	632	822
Investment in Horizon Energy Partners	1,592,418	1,592,418
Other assets	17,133	17,133
Total Long-term Assets	5,862,297	5,489,787
Total Assets	$6,084,211	$5,845,828

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$707,874	$908,343
Accrued interest on notes payable – related party	448,996	298,581
Promissory note payable – related party	300,000	-
Redetermination liability	259,313	259,313
Asset retirement obligations, current portion	406,403	413,794
Total Current Liabilities	2,122,586	1,880,031

Long-term Liabilities:
Asset retirement obligations, net of current portion	260,221	246,345
Notes payable - related parties, net of debt discount of $1,983,051 and $2,139,250, respectively	2,516,949	2,360,750
Total Long-term Liabilities	2,777,170	2,607,095

Total Liabilities	4,899,756	4,487,126

Commitments and contingencies

Equity:
Preferred shares - 5,000,000 authorized; par value $0.00001; 0 shares issued and outstanding	-	-
Preferred B shares - 29,500 authorized; par value $0.00001; 0 shares issued and outstanding	-	-
Common shares - 150,000,000 authorized; par value $0.00001; 17,569,733 and 17,309,733 issued and outstanding, respectively	176	173
Additional paid-in capital	52,653,524	52,407,543
Accumulated deficit	(51,469,245)	(51,049,014)
Total Equity	1,184,455	1,358,702
Total Liabilities and Equity	$6,084,211	$5,845,828

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months
	Ended
Operations	July 31, 2018	July 31, 2017
Revenue
Oil and natural gas sales	$574,065	$8,803
Total Revenues	574,065	8,803

Operating Expense
Lease operating expense	77,612	18,362
Depreciation, depletion and accretion	90,547	9,120
General and administrative	506,557	992,557
Total Operating Expense	674,716	1,020,039

Operating Loss	(100,651)	(1,011,236)

Other Income (Expense)
Interest income (expense), net	(319,580)	132,745
Net gain on real estate rights	-	271,490
Total Other Income (Expense)	(319,580)	404,235

Net Loss Before Income Tax Provision	(420,231)	(607,001)

Income Tax Provision	-	198,204

Net Loss	(420,231)	(805,205)

Net Income Attributable to Non-controlling Interest	-	74,571

Net Loss Attributable to Petro River Oil Corp. and Subsidiaries	$(420,231)	$(879,776)

Loss Per Common Share - Basic and Diluted	$(0.02)	$(0.06)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	17,504,019	15,835,095

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months
	Ended
	July 31, 2018	July 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(420,231)	$(805,205)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	245,984	529,332
Depreciation, depletion and accretion	90,547	9,120
Amortization of debt discount	156,199	37,378
Net gain on interest in real estate rights	-	(271,490)
Deferred income tax expense	-	198,204
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	96,945	(246)
Accrued interest on notes receivable – related party	-	(194,599)
Prepaid expenses and other assets	(5,506)	175,464
Accrued interest on notes payable – related party	150,415	-
Accounts payable and accrued expenses	(284,489)	256,364
Net Cash Provided by (Used in) Operating Activities	29,864	(65,678)

Cash Flows From Investing Activities:
Proceeds from the sale of interest in real estate rights	-	1,557,852
Prepaid oil and gas assets	-	(281,399)
Issuance of notes receivable – related party	-	(1,558,501)
Capitalized expenditures on oil and gas assets	(372,552)	(736,964)
Cash paid for cost method investment	-	(379,418)
Net Cash Used in Investing Activities	(372,552)	(1,398,430)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from notes payable – related party	300,000	2,000,000
Net Cash Provided by Financing Activities	300,000	2,000,000

Change in cash and cash equivalents	(42,688)	535,892

Cash and cash equivalents, beginning of period	47,330	631,232
Cash and cash equivalents, end of period	$4,642	$1,167,124

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$34,052
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Additions to asset retirement obligation from new drilling	$4,150	$7,500
Change in estimate of asset retirement obligation	$1,088	$-
Accrued oil and gas development costs	$84,020	$-
Warrants issued with notes payable	$-	$952,056

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

The Company’s prospects in Oklahoma are owned directly by the Company and indirectly through Spyglass Energy Group, LLC (“Spyglass”), a wholly owned subsidiary of Bandolier Energy, LLC (“Bandolier”). As of January 31, 2018, Bandolier became wholly-owned by the Company. Bandolier has a 75% working interest in the 87,754-acre concession in Osage County, Oklahoma. The remaining 25% working interest is held by the operator, Performance Energy, LLC.

The execution of the Company’s business plan is dependent on obtaining necessary working capital. While no assurances can be given, in the event management is able to obtain additional working capital, the Company plans to continue drilling additional wells on its existing concessions, and to acquire additional high-quality oil and gas properties, primarily proved producing, and proved undeveloped reserves. The Company also intends to explore low-risk development drilling and work-over opportunities. Management is also exploring farm-in and joint venture opportunities for the Company’s oil and gas assets.

Recent Developments

Recent Oil Discoveries.

On July 24, 2018, the Company announced the successful drilling of the Arsaga 25-2 exploration well, located on its concession in Osage County, Oklahoma.

On May 22, 2018, the Company announced the discovery of a new oil field, the N. Blackland Field, in its concession in Osage County, Oklahoma, upon successfully testing of the 2-34 exploration well.

In May 2017, Bandolier discovered two new oil fields with the successful drilling of the W. Blackland 1-3 and S. Blackland 2-11 exploration wells. On December 15, 2017, the Company received permits from the Bureau of Indian Affairs to drill eight additional wells in the W. Blackland Field, which were successfully completed in April 2018. The Company has received additional permits, and is currently in the process of drilling an additional two wells. The Company’s W. Blackland concessions are currently producing, and, with the drilling of additional wells, the Company anticipates substantially increasing revenue throughout the remainder of the current fiscal year.

In addition to the Company’s current development plans, within its current 3-D seismic data, additional structures in Osage County have been identified. The Company plans to drill 13 additional wells in calendar year 2018: nine in the N. Blackland Field, three in the Arsaga structure and one in the Section 13 structure. The Company anticipates drilling these wells out of cash flows from current production of its existing wells.

Cohen Loan Agreement

On June 18, 2018, Bandolier entered into a loan agreement with Scot Cohen, the Executive Chairman of the Company (the “Cohen Loan Agreement”), pursuant to which Scot Cohen loaned the Company $300,000 at a 10% annual interest rate, due on September 30, 2018. The Cohen Loan Agreement was to provide the Company with short-term financing in connection with the Company’s drilling program in Osage County, Oklahoma.

2.
Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of July 31, 2018, the Company had an accumulated deficit of $51.5 million. The Company has incurred significant losses since its inception. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At July 31, 2018, the Company had working deficit of approximately $1.9 million. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. In addition, the Company has a limited operating history prior to its acquisition of Bandolier. At July 31, 2018, the Company had cash and cash equivalents of approximately $5,000. The Company’s primary source of operating funds since inception has been debt and equity financings.

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

These unaudited consolidated financial statements include the Company and the following subsidiaries:

Petro Spring, LLC; PO1, LLC; Petro River UK Limited; Horizon I Investments, LLC; and MegaWest Energy USA Corp. and MegaWest Energy USA Corp.’s wholly owned subsidiaries:

MegaWest Energy Texas Corp.
MegaWest Energy Kentucky Corp.
MegaWest Energy Missouri Corp.

As a result of the Acquisition of Membership Interest in the Osage County Concession in November 2017, Bandolier is now a wholly-owned subsidiary of the Company and the Company consolidates 100% of the financial information of Bandolier. Bandolier operates the Company’s Oklahoma oil and gas properties.

Also contained in the unaudited consolidated financial statements for the periods ending July 31, 2017 and April 30, 2018 is the financial information of MegaWest, which, prior to January 31, 2018, was 58.51% owned by the Company. The unaudited consolidated financial statements for the three months ended July 31, 2017 include the results of operations of MegaWest; however, the assets and liabilities were written off in the year ended April 30, 2018.

The unaudited consolidated financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended April 30, 2018, filed with the Securities and Exchange Commission (the “SEC”) on July 30, 2018. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the year ended April 30, 2018, has been omitted. The results of operations for the interim periods presented are not necessarily indicative of results for the entire year ending April 30, 2019.

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

The Company’s financial statements are based on a number of significant estimates, including oil and natural gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and natural gas properties, and timing and costs associated with its asset retirement obligations, as well as those related to the fair value of stock options, stock warrants and stock issued for services. While management believe that its estimates and assumptions used in preparation of the financial statements are appropriate, actual results could differ from those estimates.

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

The allowance for doubtful accounts at July 31, 2018 and April 30, 2018 was $0.

(d)	Oil and Gas Operations:

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

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers which require significant judgment, as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expenses. There have been no material changes in the methodology used by the Company in calculating depletion, depreciation and amortization of oil and gas properties under the full cost method during the three months ended July 31, 2018 and 2017.

(e)	Fair Value of Financial Instruments:

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

(f)	Revenue Recognition:

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” supersedes the revenue recognition requirements and industry-specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 on May 1, 2018, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Under the modified retrospective method, prior period financial positions and results will not be adjusted. The cumulative effect adjustment recognized in the opening balances included no significant changes as a result of this adoption. While the Company does not expect 2018 net earnings to be materially impacted by revenue recognition timing changes, Topic 606 requires certain changes to the presentation of revenues and related expenses beginning May 1, 2018. Refer to Note 9 – Revenue from Contracts with Customers for additional information.

The Company’s revenue is comprised entirely of revenue from exploration and production activities. The Company’s oil is sold primarily to marketers, gatherers, and refiners. Natural gas is sold primarily to interstate and intrastate natural-gas pipelines, direct end-users, industrial users, local distribution companies, and natural-gas marketers. NGLs are sold primarily to direct end-users, refiners, and marketers. Payment is generally received from the customer in the month following delivery.

Contracts with customers have varying terms, including spot sales or month-to-month contracts, contracts with a finite term, and life-of-field contracts where all production from a well or group of wells is sold to one or more customers. The Company recognizes sales revenues for oil, natural gas, and NGLs based on the amount of each product sold to a customer when control transfers to the customer. Generally, control transfers at the time of delivery to the customer at a pipeline interconnect, the tailgate of a processing facility, or as a tanker lifting is completed. Revenue is measured based on the contract price, which may be index-based or fixed, and may include adjustments for market differentials and downstream costs incurred by the customer, including gathering, transportation, and fuel costs.

Revenues are recognized for the sale of the Company’s net share of production volumes. Sales on behalf of other working interest owners and royalty interest owners are not recognized as revenues.

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

Income Tax Provision

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. ASC 740, Accounting for Income Taxes, requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. The Company’s gross deferred tax assets were revalued based on the reduction in the federal statutory tax rate from 35% to 21%. A corresponding offset has been made to the valuation allowance, and any potential other taxes arising due to the Tax Act will result in reductions to the Company’s net operating loss carryforward and valuation allowance. The Company will continue to analyze the Tax Act to assess its full effects on the Company’s financial results, including disclosures, for the Company’s fiscal year ending April 30, 2019, but the Company does not expect the Tax Act to have a material impact on the Company’s consolidated financial statements.

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

Basic net income (loss) per common share is computed by dividing net loss attributable to stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. For the three months ended July 31, 2018 and 2017, potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive.

The Company had the following common stock equivalents at July 31, 2018 and 2017:

	July 31, 2018	July 31, 2017
Stock Options	2,607,385	2,574,682
Stock Purchase Warrants	2,223,669	973,669
Total	4,831,054	3,548,351

(j)	Recent Accounting Pronouncements:

In February 2016, the FASB issued ASU 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This ASU is effective for all interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company expects to adopt ASU 2016-02 beginning May 1, 2019 and is in the process of assessing the impact that this new guidance is expected to have on the Company’s financial statements and related disclosures.

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

5.
Oil and Gas Assets

The following table summarizes the activity of the oil and gas assets by project for the three months ended July 31, 2018:

	Oklahoma	Other (1)	Total
Balance May 1, 2018	$3,779,414	$100,000	$3,879,414
Additions	459,634	-	459,634
Depreciation, depletion and amortization	(86,934)	-	(86,934)
Balance July 31, 2018	$4,152,114	$100,000	$4,252,114

(1)
Other property consists primarily of four used steam generators and related equipment that will be assigned to future projects. As of July 31, 2018, and April 30, 2018, management concluded that impairment was not necessary as all other assets were carried at salvage value.

Kern and Kay County Projects. On February 14, 2018, the Company entered into a Purchase and Exchange Agreement with Red Fork Resources (“Red Fork”), pursuant to which (i) the Company agreed to convey to Mountain View Resources, LLC, an affiliate of Red Fork, 100% of its 13.7% working interest in and to an area of mutual interest (“AMI”) in the Mountain View Project in Kern County, California, and (ii) Red Fork agreed to convey to the Company 64.7% of its 85% working interest in and to an AMI situated in Kay County, Oklahoma (the “Red Fork Exchange”). The fair value of the assets acquired was $108,333 as of the effective date of the agreement. Following the Red Fork Exchange, the Company and Red Fork each retained a 2% overriding royalty interest in the projects that they respectively conveyed. Under the terms of the Agreement, all revenues and costs, expenses, obligations and liabilities earned or incurred prior to January 1, 2018 (the “Effective Date”) shall be borne by the original owners of such working interests, and all of such costs, expenses, obligations and liabilities that occur subsequent to the effective date shall be borne by the new owners of such working interests.

The acquisition of the additional concessions in Kay County, Oklahoma added additional prospect locations adjacent to the Company’s 106,000-acre concession in Osage County, Oklahoma. The similarity of the prospects in Kay and Kern County allows for the leverage of assets, infrastructure and technical expertise.

Oklahoma Properties. During the three months ended July 31, 2018, the Company recorded additions related to development costs incurred of approximately $460,000 for proven oil and gas assets.

6.
Asset Retirement Obligations

The total future asset retirement obligations were estimated based on the Company’s ownership interest in all wells and facilities, the estimated legal obligations required to retire, dismantle, abandon and reclaim the wells and facilities and the estimated timing of such payments. The Company estimated the present value of its asset retirement obligations at both July 31, 2018 and April 30, 2018 based on a future undiscounted liability of $740,452 and $728,091, respectively. These costs are expected to be incurred within 1 to 24 years. A credit-adjusted risk-free discount rate of 10% and an inflation rate of 2% were used to calculate the present value.

Changes to the asset retirement obligations were as follows:
	Three Months Ended July 31, 2018	Three Months Ended July 31, 2017
Balance, beginning of period	$660,139	$558,696
Additions	4,150	7,500
Change in estimate	(1,088)	-
Disposals	-	-
Accretion	3,423	2,971
	666,624	569,167
Less: Current portion for cash flows expected to be incurred within one year	(406,403)	(406,403)
Long-term portion, end of period	$260,221	$162,764

During the three months ended July 31, 2018 and 2017, the Company recorded accretion expense of $3,423 and $2,971, respectively.

Expected timing of asset retirement obligations:

Year Ending April 30,
2019	$406,403
2020	-
2021	-
2022	-
2023	-
Thereafter	334,049
Subtotal	740,452
Effect of discount	(73,828)
Total	$666,624

7.
Related Party Transactions

Related Party Loan

On June 18, 2018, Bandolier entered into a loan agreement with Scot Cohen, the Executive Chairman of the Company, pursuant to which Mr. Cohen loaned the Company $300,000 at a 10% annual interest rate, due on September 30, 2018. The Cohen Loan Agreement was to provide the Company with short-term financing in connection with the Company’s drilling program in Osage County, Oklahoma. As of July 31, 2018, the accrued interest was $3,583.

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

On May 17, 2018, the parties executed an extension of the due date of the first interest payment from June 1, 2018 to December 31, 2018. As consideration for the interest payment extension, the Company agreed to pay Funding Corp. I an additional 10% of the interest due on June 1, 2018 on December 31, 2018. The Company accrued an additional $19,160 of interest expenses related to this extension.

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

The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $923,364 as of July 31, 2018. During the three months ended July 31, 2018 and 2017, the Company recorded amortization of debt discount totaling $70,824 and $37,378, respectively.

As of July 31, 2018 and April 30, 2018, the outstanding balance, net of debt discount, was $1,076,636 and $1,005,811, respectively, and accrued interest on the June 2017 Secured Note due to related party was $243,636 and $174,065, respectively.

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

On May 17, 2018, the parties executed an extension of the due date of the first interest payment from June 1, 2018 to December 31, 2018. As consideration for the interest payment extension, the Company agreed to pay Funding Corp. II an additional 10% of the interest due on June 1, 2018 on December 31, 2018. The Company accrued an additional $14,247 of interest expenses related to this extension.

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

The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $1,059,687 as of July 31, 2018. During the three months ended July 31, 2018 and 2017, the Company recorded amortization of debt discount totaling $85,375 and $0, respectively.

As of July 31, 2018 and April 30, 2018, the outstanding balance, net of debt discount, were $1,440,313 and $1,354,938, respectively, and accrued interest on the November 2017 Secured Note due to related party were $197,809 and $120,548, respectively.

8.
Stockholders’ Equity

As of July 31, 2018 and April 30, 2018, the Company had 5,000,000 shares of preferred stock, par value $0.00001 per share, authorized. As of July 31, 2018, and April 30, 2018, the Company had 29,500 shares of Series B Preferred Stock, par value $0.00001 per share (“Series B Preferred”), authorized. No Series B Preferred shares are currently issued or outstanding, and no other series of preferred stock has been designated.

As of July 31, 2018 and April 30, 2018, the Company had 150,000,000 shares of common stock authorized.

In May 2018, the Company granted a total of 260,000 shares of restricted common stock to Scot Cohen and Steven Brunner in exchange for a reduction in cash compensation with a fair value of approximately $325,000, based on the market price of the Company’s common stock on the grant date. The shares vest monthly in equal installments over a 12-month period. During the three months ended July 31, 2018, the Company recorded stock-based compensation of $54,166 related to these grants.

There were 17,569,733 and 17,309,733 shares of common stock issued and outstanding as of July 31, 2018 and April 30, 2018, respectively.

Stock Options

The assumptions used for the options granted during the three months ended July 31, 2018 were as follows:

July 31, 2018
Exercise price	$1.30 – 1.50
Expected dividends	0%
Expected volatility	155.97 – 158.73%
Risk free interest rate	2.08 – 2.96%
Expected life of grants	1 – 10 years

The following table summarizes information about the changes of options for the period from April 30, 2018 to July 31, 2018, and options outstanding and exercisable at July 31, 2018:

	Options	Weighted Average Exercise Prices

Outstanding April 30, 2018	2,555,385	$2.14
Granted	52,000	1.45
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding – July 31, 2018	2,607,385	$2.13
Exercisable – July 31, 2018	2,427,588	$2.17

Outstanding – Aggregate Intrinsic Value		$220,485
Exercisable – Aggregate Intrinsic Value		$206,924

The following table summarizes information about the options outstanding and exercisable at July 31, 2018:

	Options Outstanding		Options Exercisable
Exercise Price	Options	Weighted Avg. Life Remaining (years)	Options
$1.30	12,000	0.50	12,000
$1.38	1,795,958	8.09	1,682,947
$1.40	25,703	9.39	25,703
$1.50	40,000	10.00	8,000
$1.98	5,000	8.01	5,000
$2.00	457,402	6.92	431,895
$2.87	65,334	6.55	64,611
$3.00	51,001	7.41	42,445
$3.39	12,000	7.64	12,000
$6.00	10,000	6.49	10,000
$12.00	132,987	5.27	132,987
	2,607,385		2,427,588

During the three months ended July 31, 2018 and 2017, the Company expensed $191,818 and $529,332, respectively, related to the vesting of outstanding options to general and administrative expense for stock-based compensation pursuant to employment and consulting agreements.

As of July 31, 2018, the Company has approximately $199,168 in unrecognized stock-based compensation expense related to unvested options, which will be amortized over a weighted average exercise period of approximately three years.

Warrants

The fair values of the 840,336 June 2017 Warrants granted in conjunction with the June 2017 Note Financing and the 1.25 million November 2017 Warrants granted in connection with the November 2017 Note Financing (as discussed in Note 7) were estimated on the date of grant using the Black-Scholes option-pricing model.

The following is a summary of the Company’s warrant activity:
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)
Outstanding and exercisable – April 30, 2018	2,223,669	5.02	2.57
Forfeited	-	-	-
Granted	-	-	-
Outstanding and exercisable – July 31, 2018	2,223,669	5.02	2.08

The aggregate intrinsic value of the outstanding warrants was $0.

9.
Revenue from Contracts with Customers

Change in Accounting Policy. The Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” on May 1, 2018, using the modified retrospective method applied to contracts that were not completed as of May 1, 2018. Refer to Note 4 –Significant Accounting Policies for additional information.

Exploration and Production. There were no significant changes to the timing or valuation of revenue recognized for sales of production from exploration and production activities.

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type for the three months ended July 31, 2018:

Oil sales	$1,364
Natural gas sales	572,701
Total revenue from customers	$574,065

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of April 30, 2018 or July 31, 2018.

10.
Contingency and Contractual Obligations

Pending Litigation

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

On January 30, 2014, the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating CAD $759,000 (approximately USD $582,000 as of July 31, 2018). The Company filed a defense and on October 20, 2014, it filed a summary judgment application stating that the landlord’s claim is barred, as it was commenced outside the 2-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of CAD $665,000 (approximately USD $510,000 as of July 31, 2018). The applications were heard on June 25, 2015 and the court allowed both the Company’s summary judgment application and the landlord’s amendment application. Both of these orders were appealed though two levels of the Alberta courts and the appeals were dismissed at both levels. The Company is in the process of negotiating a settlement agreement with the landlord.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, the Company’s consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”). Information in this Item 2 is intended to assist the reader in obtaining an understanding of the consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, the primary factors that accounted for those changes, and any known trends or uncertainties that the Company is aware of that may have a material effect on the Company’s future performance, as well as how certain accounting principles affect the consolidated financial statements. This includes discussion of (i) Liquidity, (ii) Capital Resources, (iii) Results of Operations, and (iv) Off-Balance Sheet Arrangements, and any other information that would be necessary to an understanding of the Company’s financial condition, changes in financial condition and results of operations.

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

The following discussion of our financial condition and results of operations is based upon and should be read in conjunction with our consolidated financial statements and their related notes included in this Quarterly Report and our Annual Report on Form 10-K for the year ended April 30, 2018, filed with the SEC on July 30, 2018.

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

The Company’s prospects in Oklahoma are owned directly by the Company and indirectly through Spyglass Energy Group, LLC (“Spyglass”), a wholly owned subsidiary of Bandolier Energy, LLC (“Bandolier”). As of January 31, 2018, Bandolier became wholly-owned by the Company. Bandolier has a 75% working interest in the 106,500-acre concession in Osage County, Oklahoma. The remaining 25% working interest is held by the operator, Performance Energy, LLC.

The Company anticipates increasing revenue in subsequent quarters as a result of the Company’s discoveries in Osage County, Oklahoma, and its drilling program for calendar year 2018. Management anticipates deriving increased revenue from existing oil and gas assets and following the completion of its calendar year 2018 drilling program, although no assurances can be given.

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

On May 22, 2018, the Company announced the discovery of a new oil field, the N. Blackland Field, in its concession in Osage County, Oklahoma, upon successfully testing of the 2-34 exploration well (the “2-34”). The 2-34 was drilled to a depth of approximately 2,850 feet, and initial results indicate both Mississippian Chat and Burges formations were discovered and have been comingled to increase production rates. The N. Blackland Field is approximately 200 acres, and the Company expects to drill an additional eight to ten wells to develop the structure. This structure was identified using 3-D seismic technology. This development project is anticipated to result in production revenue prior to the end of the current fiscal year.

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

Cohen Loan Agreement

On June 18, 2018, Bandolier entered into a Loan Agreement with Scot Cohen, the Executive Chairman of the Company (the “Cohen Loan Agreement”), pursuant to which Mr. Cohen loaned the Company $300,000 at a 10% annual interest rate, due on September 30, 2018. The Cohen Loan Agreement was to provide the Company with short-term financing in connection with the Company’s drilling program in Osage County, Oklahoma.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 4 to the annual consolidated financial statements for the years ended April 30, 2018 and 2017 on Form 10-K, filed with the SEC on July 30, 2018 for the year ended April 30, 2018.

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. These consolidated financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses, to disclose contingent assets and liabilities on the date of the consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. The most significant estimates and assumptions include the valuation of accounts receivable, and the useful lives and impairment of property and equipment, goodwill and intangible assets, the valuation of deferred tax assets and inventories and the provision for income taxes. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this Quarterly Report reflect the more significant judgments and estimates used in preparation of our consolidated financial statements. We believe there have been no material changes to our critical accounting policies and estimates.

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our consolidated financial statements:

Oil and Gas Operations

The Company follows the full-cost method of accounting for oil and gas operations, whereby all costs related to exploration and development of oil and gas reserves are capitalized. Under this method, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and natural gas reserves, including salaries, benefits and other internal costs directly attributable to these activities. Costs associated with production and general corporate activities, however, are expensed in the period incurred. Costs are capitalized on a country-by-country basis. To date, there has only been one cost center, the United States.

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

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” supersedes the revenue recognition requirements and industry-specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 on May 1, 2018, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Under the modified retrospective method, prior period financial positions and results will not be adjusted. The cumulative effect adjustment recognized in the opening balances included no significant changes as a result of this adoption. While the Company does not expect 2018 net earnings to be materially impacted by revenue recognition timing changes, Topic 606 requires certain changes to the presentation of revenues and related expenses beginning May 1, 2018. Refer to Note 9 – Revenue from Contracts with Customers for additional information.

The Company’s revenue is comprised entirely of revenue from exploration and production activities. The Company’s oil is sold primarily to marketers, gatherers, and refiners. Natural gas is sold primarily to interstate and intrastate natural-gas pipelines, direct end-users, industrial users, local distribution companies, and natural-gas marketers. NGLs are sold primarily to direct end-users, refiners, and marketers. Payment is generally received from the customer in the month following delivery.

Contracts with customers have varying terms, including spot sales or month-to-month contracts, contracts with a finite term, and life-of-field contracts where all production from a well or group of wells is sold to one or more customers. The Company recognizes sales revenues for oil, natural gas, and NGLs based on the amount of each product sold to a customer when control transfers to the customer. Generally, control transfers at the time of delivery to the customer at a pipeline interconnect, the tailgate of a processing facility, or as a tanker lifting is completed. Revenue is measured based on the contract price, which may be index-based or fixed, and may include adjustments for market differentials and downstream costs incurred by the customer, including gathering, transportation, and fuel costs.

Revenues are recognized for the sale of the Company’s net share of production volumes. Sales on behalf of other working interest owners and royalty interest owners are not recognized as revenues.

Income Tax Provision

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. ASC 740, Accounting for Income Taxes, requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. The Company’s gross deferred tax assets were revalued based on the reduction in the federal statutory tax rate from 35% to 21%. A corresponding offset has been made to the valuation allowance, and any potential other taxes arising due to the Tax Act will result in reductions to the Company’s net operating loss carryforward and valuation allowance. The Company will continue to analyze the Tax Act to assess its full effects on the Company’s financial results, including disclosures, for the Company’s fiscal year ending April 30, 2019, but the Company does not expect the Tax Act to have a material impact on the Company’s consolidated financial statements.

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

New Accounting Standards

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This ASU is effective for all interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company expects to adopt ASU 2016-02 beginning May 1, 2019 and is in the process of assessing the impact that this new guidance is expected to have on the Company’s financial statements and related disclosures.

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

Results of Operations

Results of Operations for the Three Months Ended July 31, 2018 Compared to Three Months Ended July 31, 2017

Oil Sales

During the three months ended July 31, 2018, the Company recognized $574,065 in oil and gas sales, compared to $8,803 for the three months ended July 31, 2017. The overall increase in sales of $565,262 is primarily due to the commencement of production in Osage County, Oklahoma.

We have listed below the total production volumes and total revenue net to the Company for the three months ended July 31, 2018 and 2017.

	For the Three Months Ended	For the Three Months Ended
	July 31, 2018	July 31, 2017
Oil volume (BBL)	8,414	100
Gas volume (MCF)	763	2,349
Volume equivalent (BOE)(1)	8,541	492
Revenue	$574,065	$8,803

(1) Assumes 6 Mcf of natural gas is equivalent to 1 barrel of oil.

Lease Operating Expense

During the three months ended July 31, 2018, lease operating expense was $77,612, compared to $18,362 for the three months ended July 31, 2017. The overall increase in lease operating expense was primarily attributable to increased activity in the Company’s drilling activity in Osage County, Oklahoma.

General and Administrative Expense

General and administrative expense for the three months ended July 31, 2018 was $506,557, compared to $992,557 for the three months ended July 31, 2017. The decrease was primarily attributable to decreases in salaries, professional fees and benefits, and office and administrative expenses. These changes are outlined below:

	For the Three Months Ended	For the Three Months Ended
	July 31, 2018	July 31, 2017
Salaries and benefits	$283,484	$578,423
Professional fees	139,620	266,968
Office and administrative	83,453	147,166
Total	$506,557	$992,557

Salaries and benefits include non-cash stock-based compensation of $245,984 for three months ended July 31, 2018, compared to $529,332 for the three months ended July 31, 2017. The decrease in stock-based compensation of $283,348 from the three months ended July 31, 2017, was due to fewer awards made during the current period. General and administrative expenses decreased due to management’s commitment to substantially reduce expenses.

Interest Income (Expense)

During the three months ended July 31, 2018, the Company recognized $319,580 of net interest expense, compared to interest income of $132,745 for the three months ended July 31, 2017. The interest expense for the three months ended July 31, 2018 included $156,199 and $163,381, which were the accretion of the debt discount and interest expense, respectively, related to the June 2017 $2.0 million and November 2017 $2.5 million Secured Note financings. During the three months ended July 31, 2017, the Company recorded interest income $194,599 accrued on the related party notes receivable. The interest income was offset by $37,378 and $24,476, which were the accretion of the debt discount and interest expense, respectively, related to the June 2017 $2.0 million and November 2017 $2.5 million Secured Note financings.

Liquidity and Capital Resources

At July 31, 2018, the Company had working capital deficit of $1,900,672, of which $4,642 and $211,154 was attributable to ending cash balances and oil and gas accounts receivable, respectively. These amounts are offset by current liabilities of $707,874, $448,996, $259,313, $300,000 and $406,403, which were attributable to accounts payable and accrued expenses, accrued interest on notes payable, outstanding balance pursuant to related party promissory note, the redetermination liability and asset retirement obligations, respectively.

As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. In addition, the Company has a limited operating history. At July 31, 2018, the Company had cash and cash equivalents of approximately $4,642. The Company’s primary source of operating funds since inception has been equity and note financings, as well as through the consummation of the Horizon Acquisition.

On June 18, 2018, the Company entered into the Cohen Loan Agreement with Scot Cohen, pursuant to which Mr. Cohen loaned the Company $300,000 at a 10% annual interest rate due September 30, 2018.

The current level of working capital may be insufficient to maintain current operations as well as the planned added operations for the next 12 months. Management intends to raise capital through debt and equity instruments, if necessary, in order to execute its business and operating plans. Management can provide no assurances that the Company will be successful in any capital raising efforts. In order to conserve capital, from time to time, management may defer certain development activity.

Operating Activities

During the three months ended July 31, 2018, operating activities provided cash of $29,864, compared to $65,678 used in operating activities during the three months ended July 31, 2017. The Company incurred a net loss during the three months ended July 31, 2018 of $420,231, compared to a net loss of $805,205 for the three months ended July 31, 2017. For the three months ended July 31, 2018, the net loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and accretion of asset retirement obligation and accretion of debt discount. Cash used in operations was also influenced by changes in accounts receivable, accrued interest on notes receivable, prepaid expense and accounts payable and accrued expense. For three months ended July 31, 2017, the net loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and accretion of asset retirement obligation, impairment of oil and gas assets, and the deferred tax liability. Cash used in operations was also influenced by changes in accounts receivable, accrued interest on notes receivable, prepaid expenses and accounts payable and accrued expenses.

Investing Activities

Investing activities during the three months ended July 31, 2018, resulted in cash used of $372,552, compared to cash used of $1,398,430 during the three months ended July 31, 2017. During the three months ended July 31, 2018, the Company invested an additional $0 in Horizon Energy, compared to $379,418 in the comparable period in 2017. During the three months ended July 31, 2017, the Company received proceeds of $1,557,852 from profits in its real estate rights. As a result of the Assignment and Assumption of Membership Interest entered into by and between the Company and MegaWest Energy Kansas Corp. on January 31, 2018, the Company no longer has any interest in real estate rights, and this did not receive any profits in real estate rights for the three months ended July 31, 2018. During the three months ended July 31, 2018, the Company incurred $372,552 of expenditures on oil and gas assets, compared to $736,964 for the three months ended July 31, 2017. During the three months ended July 31, 2018, the Company executed notes receivable agreements with related parties resulting in the outlay of $0, compared to $1,558,501 during the corresponding period ended July 31, 2017.

Financing Activities

Financing activities during the three months ended July 31, 2018, resulted in cash provided of $300,000, compared to $2,000,000 during the three months ended July 31, 2017.

Capitalization

The number of outstanding shares and the number of shares that could be issued if all Common Stock equivalents are converted to shares is as follows:

As of	July 31, 2018	July 31, 2017
Common shares	17,569,733	15,840,143
Stock options	2,607,385	2,574,682
Stock purchase warrants	2,223,669	973,669
	22,400,787	19,388,494

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

A. Material Weaknesses

As discussed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2018, we identified material weaknesses in the design and operation of our internal controls. The material weaknesses are due to the limited number of employees, which impacts our ability to conduct a thorough internal review, and the Company’s reliance on external accounting personnel to prepare financial statements.

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

On January 30, 2014, the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating CAD $759,000 (approximately USD $582,000 as of July 31, 2018). The Company filed a defense and on October 20, 2014, it filed a summary judgment application stating that the landlord’s claim is barred, as it was commenced outside the 2-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of CAD $665,000 (approximately USD $510,000 as of July 31, 2018). The applications were heard on June 25, 2015 and the court allowed both the Company’s summary judgment application and the landlord’s amendment application. Both of these orders were appealed though two levels of the Alberta courts and the appeals were dismissed at both levels. The Company is in the process of negotiating a settlement agreement with the landlord.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended April 30, 2018, filed on July 30, 2018. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of September 14, 2018, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a)
There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b)
There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s Board of Directors during the quarter ended July 31, 2018.

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
Date: September 14, 2018