Form 10-Q
period 2018-10-31
Petro River Oil Corp.
filed 2018-12-17
CIK 1172298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Issued and Outstanding at December 17, 2018
Common Stock, $0.00001 par value per share	17,938,616 shares

TABLE OF C ONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Petro River Oil Corp. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	As of
Assets	October 31,	April 30,
	2018	2018

Current Assets:
Cash and cash equivalents	$101,206	$47,330
Accounts receivable - oil and gas	194,500	308,099
Prepaid expense and other current assets	4,282	612
Prepaid oil and gas asset development costs	84,959	-
Total Current Assets	384,947	356,041

Oil and gas assets, full cost method
Costs subject to amortization, net	6,552,570	3,779,414
Costs not being amortized, net	100,000	100,000
Property, plant and equipment, net	443	822
Investment in Horizon Energy Partners	1,592,418	1,592,418
Other assets	17,133	17,133
Total Long-term Assets	8,262,564	5,489,787
Total Assets	$8,647,511	$5,845,828

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expense	$466,484	$908,343
Accrued interest on notes payable – related party	565,953	298,581
Promissory note payable – related party	300,000	-
Redetermination liability	259,313	259,313
Asset retirement obligations, current portion	719,393	413,794
Total Current Liabilities	2,311,143	1,880,031

Long-term Liabilities:
Asset retirement obligations, net of current portion	328,016	246,345
Notes payable - related parties, net of debt discount of $1,808,744 and $2,139,250, respectively	2,691,256	2,360,750
Total Long-term Liabilities	3,019,272	2,607,095

Total Liabilities	5,330,415	4,487,126

Commitments and contingencies

Equity:
Preferred shares - 5,000,000 authorized; par value $0.00001 per share; 0 shares issued and outstanding as of October 31, 2018 and April 30, 2018	-	-
Preferred B shares - 29,500 authorized; par value $0.00001 per share; 0 shares issued and outstanding as of October 31, 2018 and April 30, 2018	-	-
Common shares - 150,000,000 authorized; par value $0.00001 per share; 17,938,540 and 17,309,733 issued and outstanding as of October 31, 2018 and April 30, 2018, respectively	179	173
Additional paid-in capital	54,313,618	52,407,543
Accumulated deficit	(52,038,504)	(51,049,014)
Total Petro River Oil Corp. Equity	2,275,293	1,358,702
Non-controlling interest	1,041,803	-
Total Equity	3,317,096	1,358,702
Total Liabilities and Equity	$8,647,511	$5,845,828

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2018	2017	2018	2017

Revenue
Oil and natural gas sales	$410,432	$16,238	$984,497	$25,041
Total Revenue	410,432	16,238	984,497	25,041

Operating Expense
Lease operating expense	109,059	39,242	186,671	57,604
Depreciation, depletion and accretion	96,749	11,745	187,296	20,865
Impairment of oil and gas assets	-	241,881	-	241,881
General and administrative	407,355	483,522	913,912	1,476,079
Total Operating Expense	613,163	776,390	1,287,879	1,796,429

Operating Loss	(202,731)	(760,152)	(303,382)	(1,771,338)

Other Income (Expense)
Interest income (expense), net	(297,746)	101,562	(617,326)	234,307
Loss on legal settlement	(75,000)	-	(75,000)	-
Net gain on real estate rights	-	-	-	271,490
Total Other Income (Expense)	(372,746)	101,562	(692,326)	505,797

Net Loss Before Income Tax Provision	(575,477)	(658,590)	(995,708)	(1,265,591)

Income Tax Provision	-	84,715	-	282,919

Net Loss	(575,477)	(743,305)	(995,708)	(1,548,510)

Net Income (Loss) Attributable to Non-controlling Interest	(6,218)	(1,346)	(6,218)	73,225

Net Loss Attributable to Petro River Oil Corp. and Subsidiaries	$(569,259)	$(741,959)	$(989,490)	$(1,621,735)

Loss Per Common Share - Basic and Diluted	$(0.03)	$(0.05)	$(0.06)	$(0.10)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	17,712,126	15,842,558	17,607,863	15,838,826

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months
	Ended
	October 31, 2018	October 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(995,708)	$(1,548,510)
Adjustments to reconcile net loss to net cash used in by operating activities:
Stock-based compensation	334,816	708,698
Depreciation, depletion and accretion	187,296	20,867
Amortization of debt discount	330,506	84,616
Impairment of oil and gas assets	-	241,881
Loss on legal settlement	75,000	-
Net gain on interest in real estate rights	-	(271,490)
Deferred income tax expense	-	282,919
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	113,599	(9,962)
Accounts receivable – related party	-	(3,968)
Accrued interest on notes receivable – related party	-	(397,842)
Prepaid expense and other assets	(33,513)	179,193
Accrued interest on notes payable – related party	11,083	-
Accounts payable and accrued expense	(262,480)	107,397
Net Cash Used in Operating Activities	(239,401)	(606,201)

Cash Flows From Investing Activities:
Proceeds from the sale of interest in real estate rights	-	1,557,852
Prepaid oil and gas assets	-	(446,856)
Issuance of notes receivable – related party	-	(1,558,501)
Capitalized expenditures on oil and gas assets	(445,409)	(985,243)
Cash received from acquisition of LBE Partners	138,686	-
Cash paid for cost method investment	-	(379,418)
Net Cash Used in Investing Activities	(306,723)	(1,812,166)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from related party advances	-	250,000
Proceeds from notes payable – related party	300,000	2,000,000
Cash received from non-controlling interest contributions	300,000	-
Net Cash Provided by Financing Activities	600,000	2,250,000

Change in cash and cash equivalents	53,876	(168,367)

Cash and cash equivalents, beginning of period	47,330	631,232
Cash and cash equivalents, end of period	$101,206	$462,865

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$4,258
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Additions to asset retirement obligation from new drilling activities	$4,150	$-
Change in estimate of asset retirement obligation	$16,213	$7,500
Accrued oil and gas development costs	$57,712	$55,458
Warrants issued with notes payable	$-	$952,056

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

The Company’s prospects in Oklahoma are owned directly by the Company and indirectly through Spyglass Energy Group, LLC (“Spyglass”), a wholly owned subsidiary of Bandolier Energy, LLC (“Bandolier”). As of January 31, 2018, Bandolier became wholly-owned by the Company. Bandolier has a 75% working interest in an 87,754-acre concession in Osage County, Oklahoma. The remaining 25% working interest is held by the operator, Performance Energy, LLC.

Effective September 24, 2018, the Company acquired a 66.67% membership interest in LBE Partners, LLC, a Delaware limited liability company (“LBE Partners”), from ICO Liquidating Trust, LLC in exchange for 300,000 restricted shares of the Company’s common stock. LBE Partners has varying working interests in multiple oil and gas producing wells located in Texas. The Company currently anticipates that this acquisition will provide additional positive cashflow to the Company and increase its oil and gas asset portfolio.

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

In May 2017, Bandolier discovered two new oil fields with the successful drilling of the W. Blackland 1-3 and S. Blackland 2-11 exploration wells. On December 15, 2017, the Company received permits from the Bureau of Indian Affairs to drill eight additional wells in the W. Blackland Field, which were successfully completed in April 2018. The Company’s W. Blackland concessions are currently producing, and, with the drilling of additional wells, the Company currently anticipates that its revenue will significantly increase throughout the remainder of the current fiscal year.

In addition to the Company’s current development plans, within its current 3-D seismic data, additional structures in Osage County have been identified. Assuming that it is able to obtain sufficient working capital, the Company currently plans to drill ten additional wells in calendar year 2019: seven in the N. Blackland Field, two in the Arsaga structure and one in the Section 13 structure. The Company anticipates financing the drilling of these wells using the cash flows from current production of its existing wells.

Acquisition of Membership Interest in LBE Partners, LLC

On October 2, 2018, the Company, ICO Liquidating Trust, LLC (“ICO”) and LBE Partners, which owns various working interests in several oil and gas wells located in the Hardin oil field in Liberty, Texas, entered into a Membership Interest Purchase Agreement (the “LBE Purchase Agreement”), effective September 24, 2018, pursuant to which the Company purchased a 66.67% membership interest in LBE Partners from ICO in exchange for 300,000 shares of the Company’s common stock. Both ICO and LBE Partners are managed by Scot Cohen, the Company’s Executive Chairman.

The Company recorded the purchase of LBE Partners using the acquisition method of accounting as specified in ASC 805 “Business Combinations.” This method of accounting requires the acquirer to record the net assets and liabilities acquired at the historical cost of LBE Partners since the Company determined that this acquisition was a related party transaction.

The following table summarizes fair values of the net assets acquired and liabilities assumed and the allocation of the aggregate value of the purchase consideration, and non-controlling interest:

Purchase consideration:
Common stock issued	$333,000
Total Purchase Consideration	$333,000

Purchase price allocation:
Cash	$138,686
Prepaid drilling costs	55,116
Oil and gas assets – net	2,425,482
Liabilities assumed – accounts payable	(19,198)
Liabilities assumed – asset retirement obligation	(355,800)
Non-controlling interest	(748,021)
Contributed capital	(1,163,265)
Net assets acquired	$333,000

The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company as though the acquisition had occurred as of May 1, 2018. The pro-forma amounts presented are not necessarily indicative of either the actual operation results had the acquisition transaction occurred as of May 1, 2018.

	For the Six Months Ended October 31, 2018
	Petro River	LBE Partners	Combined
Revenue	$913,870	$300,342	$1,214,212
Net income (loss)	(970,836)	27,678	(943,157)
Loss per share of common share - basic and diluted	(0.06)		$(0.05)
Weighted average number of common shares Outstanding - basic and diluted	17,607,863		17,607,863

At October 31, 2018 the non–controlling interest in LBE was as follows:

Non–controlling interest at April 30, 2018	$-
Acquisition of non–controlling interest in LBE Partners acquisition	748,021
Contributions from non–controlling interest	300,000
Non–controlling share of net loss	(6,218)
Non–controlling interest at October 31, 2018	$1,041,803

2.	Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses since its inception. As of October 31, 2018, the Company had an accumulated deficit of $52.0 million, had a working deficit of approximately $1.9 million, and had cash and cash equivalents of approximately $0.1 million. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company had incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been debt and equity financings. In addition, the Company has a limited operating history prior to its acquisition of Bandolier. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

These unaudited consolidated financial statements include the Company and the following subsidiaries:

Bandolier Energy, LLC; Horizon I Investments, LLC; and MegaWest Energy USA Corp. and MegaWest Energy USA Corp.’s wholly owned subsidiaries:

MegaWest Energy Texas Corp.
MegaWest Energy Kentucky Corp.
MegaWest Energy Missouri Corp.

As a result of the acquisition of membership interest in the Osage County Concession in November 2017, Bandolier is now a wholly-owned subsidiary of the Company and the Company consolidates 100% of the financial information of Bandolier. Bandolier operates the Company’s Oklahoma oil and gas properties.

As a result of the acquisition of a 66.67% membership interest in LBE Partners effective on September 24, 2018, LBE Partners is now a subsidiary of the Company, and the Company consolidates the financial information of LBE Partners with a non-controlling interest in the remaining 33.33% membership interest. LBE Partners has varying working interest in multiple oil fields located in Texas.

Also contained in the unaudited consolidated financial statements for the periods ended October 31, 2017 and April 30, 2018 is the financial information of MegaWest, which prior to January 31, 2018 was 58.51% owned by the Company. The unaudited consolidated financial statements for the six months ended October 31, 2017 include the results of operations of MegaWest; however, the assets and liabilities were written off in the year ended April 30, 2018.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

The Company’s financial statements are based on a number of significant estimates, including oil and natural gas reserve quantities, which are the basis for the calculation of depreciation, depletion and impairment of oil and natural gas properties, and timing and costs associated with its asset retirement obligations, as well as those related to the fair value of stock options, stock warrants and stock issued for services. Although management believes that its estimates and assumptions used in preparation of the financial statements are appropriate, actual results could differ from those estimates.

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

Receivables that management has the intent and ability to hold for the foreseeable future are reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts. Losses from uncollectible receivables are accrued when both of the following conditions are met: (a) information available before the financial statements are issued or are available to be issued indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) the amount of the loss can be reasonably estimated. These conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, an accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews each receivable individually for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information, and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses, if any.

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

The allowance for doubtful accounts at October 31, 2018 and April 30, 2018 was $0.

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

Proved Oil and Gas Reserves: Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. All of the Company’s oil and gas properties with proved reserves were impaired to the salvage value prior to the Company’s acquisition of its interest in Bandolier. The price used to establish economic viability is the average price during the 12-month period preceding the end of the entity’s fiscal year and calculated as the un-weighted arithmetic average of the first-day-of-the-month price for each month within such 12-month period.

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

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers, which require significant judgment, as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expenses. There have been no material changes in the methodology used by the Company in calculating depletion, depreciation and amortization of oil and gas properties under the full cost method during the six months ended October 31, 2018 and 2017.

(e)	Fair Value of Financial Instruments:

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” supersedes the revenue recognition requirements and industry-specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 on May 1, 2018, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Under the modified retrospective method, prior period financial positions and results will not be adjusted. The cumulative effect adjustment recognized in the opening balances included no significant changes as a result of this adoption. Although the Company does not expect 2018 net earnings to be materially impacted by revenue recognition timing changes, Topic 606 requires certain changes to the presentation of revenues and related expenses beginning May 1, 2018. Refer to Note 9 – Revenue from Contracts with Customers for additional information.

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

Contracts with customers have varying terms, including spot sales or month-to-month contracts, contracts with a finite term, and life-of-field contracts where all production from a well or group of wells is sold to one or more customers. The Company recognizes sales revenue for oil, natural gas, and NGLs based on the amount of each product sold to a customer when control transfers to the customer. Generally, control transfers at the time of delivery to the customer at a pipeline interconnect, the tailgate of a processing facility, or as a tanker lifting is completed. Revenue is measured based on the contract price, which may be index-based or fixed, and may include adjustments for market differentials and downstream costs incurred by the customer, including gathering, transportation, and fuel costs.

Revenue is recognized for the sale of the Company’s net share of production volumes. Sales on behalf of other working interest owners and royalty interest owners are not recognized as revenues.

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

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the option’s expected life, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is calculated based on the historical volatility of the Company’s common stock over the expected option life and other appropriate factors. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero, as the Company has never paid or declared any cash dividends on its common stock and does not intend to pay dividends on the common stock in the foreseeable future. The expected forfeiture rate is estimated based on historical experience.

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

The expense resulting from stock-based compensation is recorded as general and administrative expenses in the consolidated statement of operations, depending on the nature of the services provided.

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

Basic net income (loss) per common share is computed by dividing net loss attributable to stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. For the six months ended October 31, 2018 and 2017, potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive.

The Company had the following common stock equivalents at October 31, 2018 and 2017:

	October 31, 2018	October 31, 2017
Stock Options	2,607,385	2,529,682
Stock Purchase Warrants	2,223,669	973,669
Total	4,831,054	3,503,351

(j)	Recent Accounting Pronouncements:

In February 2016, the FASB issued ASU 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This ASU is effective for all interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt ASU 2016-02 beginning May 1, 2019 and is in the process of assessing the impact that this new guidance is expected to have on the Company’s financial statements and related disclosures.

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

5.	Oil and Gas Assets

The following table summarizes the activity of the oil and gas assets by project for the six months ended October 31, 2018:

	Oklahoma	Texas	Other (1)	Total
Balance May 1, 2018	$3,779,414	$-	$100,000	$3,879,414
Additions	520,006	2,428,960	-	2,948,966
Depreciation, depletion and amortization	(146,920)	(28,890)	-	(175,810)
Balance October 31, 2018	$4,152,500	$2,400,070	$100,000	$6,652,570

(1)
Other property consists primarily of four used steam generators and related equipment that will be assigned to future projects. As of October 31, 2018, and April 30, 2018, management concluded that impairment was not necessary as all other assets were carried at salvage value.

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

Oklahoma Properties. During the six months ended October 31, 2018, the Company recorded additions related to development costs incurred of approximately $506,000 for proven oil and gas assets.

Texas Properties. Effective on September 24, 2018, the Company acquired a 66.67% membership interest in LBE Partners from ICO in exchange for 300,000 restricted shares of the Company’s common stock. LBE Partners has varying working interest in multiple oil and gas producing wells located in Texas. The Company recorded additions of approximately $2,429,000 for oil and gas assets related to this acquisition.

6.	Asset Retirement Obligations

The total future asset retirement obligations were estimated based on the Company’s ownership interest in all wells and facilities, the estimated legal obligations required to retire, dismantle, abandon and reclaim the wells and facilities and the estimated timing of such payments. The Company estimated the present value of its asset retirement obligations at both October 31, 2018 and April 30, 2018 based on a future undiscounted liability of $1,119,685 and $728,091, respectively. These costs are expected to be incurred within 1 to 24 years. A credit-adjusted risk-free discount rate of 10% and an inflation rate of 2% were used to calculate the present value.

Changes to the asset retirement obligations were as follows:

	Six Months Ended October 31, 2018	Six Months Ended October 31, 2017
Balance, beginning of period	$660,139	$558,696
Additions	359,950	7,500
Change in estimates	16,213	-
Disposals	-	-
Accretion	11,107	5,975
	1,047,409	572,171
Less: Current portion for cash flows expected to be incurred within one year	(719,393)	(406,403)
Long-term portion, end of period	$328,016	$165,768

During the six months ended October 31, 2018 and 2017, the Company recorded accretion expense of $11,107 and $5,975, respectively.

Expected timing of asset retirement obligations:

Year Ending April 30,
2019	$719,393
2020	-
2021	-
2022	-
2023	-
Thereafter	400,292
Subtotal	1,119,685
Effect of discount	(72,276)
Total	$1,047,409

7.	Related Party Transactions

Acquisition of Membership Interest in LBE Partners

On October 2, 2018, the Company, ICO and LBE Partners entered into the LBE Assignment Agreement and the LBE Purchase Agreement, pursuant to which, effective September 24, 2018, the Company purchased a 66.67% membership interest in LBE Partners from ICO in exchange for 300,000 restricted shares of the Company’s common stock to ICO. Both ICO and LBE Partners are managed by Scot Cohen, the Company’s Executive Chairman. For more information regarding this transaction, see Note 1.

Related Party Loan

On June 18, 2018, Bandolier entered into a loan agreement with Scot Cohen, pursuant to which Mr. Cohen loaned the Company $300,000 at a 10% annual interest rate, due on September 30, 2018. The Cohen Loan Agreement was to provide the Company with short-term financing in connection with the Company’s drilling program in Osage County, Oklahoma. As of October 31, 2018, the accrued interest was $11,083. On December 17, 2018, the maturity date of the loan was extended from September 30, 2018 to March 31, 2019.

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

On May 17, 2018, the parties executed an extension of the due date of the first interest payment from June 1, 2018 to December 31, 2018. As consideration for the interest payment extension, the Company agreed to pay Funding Corp. I an additional 10% of the interest due on June 1, 2018 on December 31, 2018. The Company accrued an additional $19,160 of interest expenses related to this extension. On December 17, 2018, the parties executed a second extension of the due date of the first interest payment from December 31, 2018 to March 31, 2019.

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

The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $843,892 as of October 31, 2018. During the six months ended October 31, 2018 and 2017, the Company recorded amortization of debt discount totaling $150,296 and $84,616, respectively.

As of October 31, 2018 and April 30, 2018, the outstanding balance, net of debt discount, was $1,156,108 and $1,005,811, respectively, and accrued interest on the June 2017 Secured Note due to related party was $274,887 and $174,065, respectively.

November 2017 $2.5 Million Secured Note Financing

Scot Cohen owns or controls 41.20% of Funding Corp. II, the holder of the senior secured promissory note in the principal amount of $2.5 million (the “November 2017 Secured Note”) issued by the Company on November 6, 2017. The November 2017 Secured Note accrues interest at a rate of 10% per annum and matures on June 30, 2020. The November 2017 Secured Note is presented as “Note payable – related party, net of debt discount” on the consolidated balance sheets.

On May 17, 2018, the parties executed an extension of the due date of the first interest payment from June 1, 2018 to December 31, 2018. As consideration for the interest payment extension, the Company agreed to pay Funding Corp. II an additional 10% of the interest due on June 1, 2018 on December 31, 2018. The Company accrued an additional $14,247 of interest expenses related to this extension. On December 17, 2018, the parties executed a second extension of the due date of the first interest payment from December 31, 2018 to March 31, 2019.

In connection with the issuance of the November 2017 Secured Note, the Company issued to Funding Corp. II warrants to purchase 1.25 million shares of the Company’s common stock (the “November 2017 Warrant”). Upon issuance of the November 2017 Note, the Company valued the November 2017 Warrant using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $1,051,171 as debt discount on the consolidated balance sheet. In relation to the financing, Scot Cohen paid $250,000 for an overriding royalty interest from Funding Corp. I (as discussed below), which was recorded as additional debt discount on the consolidated balance sheet.

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

The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $964,852 as of October 31, 2018. During the six months ended October 31, 2018 and 2017, the Company recorded amortization of debt discount totaling $180,210 and $0, respectively.

As of October 31, 2018 and April 30, 2018, the outstanding balance, net of debt discount, was $1,535,148 and $1,354,938, respectively, and accrued interest on the November 2017 Secured Note due to related party was $246,575 and $120,548, respectively.

8.	Stockholders’ Equity

As of October 31, 2018 and April 30, 2018, the Company had 5,000,000 shares of preferred stock, par value $0.00001 per share, authorized. As of October 31, 2018, and April 30, 2018, the Company had 29,500 shares of Series B Preferred Stock, par value $0.00001 per share (“Series B Preferred”), authorized. No Series B Preferred shares are currently issued or outstanding, and no other series of preferred stock has been designated.

As of October 31, 2018 and April 30, 2018, the Company had 150,000,000 shares of common stock authorized.

In May 2018, the Company granted a total of 260,000 shares of restricted common stock to Scot Cohen and Steven Brunner in exchange for a reduction in cash compensation with a fair value of approximately $325,000, based on the market price of the Company’s common stock on the grant date. The shares vest monthly in equal installments over a 12-month period. During the six months ended October 31, 2018, the Company recorded stock-based compensation of $135,416 related to these grants.

As discussed in Note 1, on October 2, 2018, pursuant to the LBE Purchase Agreement, the Company issued 300,000 shares of restricted common stock to ICO in exchange for a 66.67% interest in LBE Partners.

As discussed in Note 10, on October 4, 2018, the Company settled the dispute with its former landlord in exchange for the issuance of 68,807 shares of Company common stock satisfying, the $75,000 liability related to the lease.

There were 17,938,540 and 17,309,733 shares of Company common stock issued and outstanding as of October 31, 2018 and April 30, 2018, respectively.

Stock Options

The assumptions used for the options granted during the six months ended October 31, 2018 were as follows:

October 31, 2018
Exercise price	$1.30 – 1.50
Expected dividends	0%
Expected volatility	155.97 - 158.73%
Risk free interest rate	2.08 – 2.96
Expected life of grants	1 – 10 years

The following table summarizes information about the changes of options for the period from April 30, 2018 to October 31, 2018, and options outstanding and exercisable at October 31, 2018:

	Options	Weighted Average Exercise Prices

Outstanding April 30, 2018	2,555,385	$2.14
Granted	52,000	1.50
Exercised	-
Forfeited/Cancelled	-
Outstanding – October 31, 2018	2,607,385	$2.13
Exercisable – October 31, 2018	2,469,593	$2.17

Outstanding – Aggregate Intrinsic Value		$-
Exercisable – Aggregate Intrinsic Value		$-

The following table summarizes information about the options outstanding and exercisable at October 31, 2018:

	Options Outstanding		Options Exercisable
Exercise Price	Options	Weighted Avg. Life Remaining(years)	Options
$1.30 – 44.00	2,607,385	0.05 to 9.75	2,469,593

During the six months ended October 31, 2018 and 2017, the Company expensed $199,400 and $179,366, respectively, related to the vesting of outstanding options to general and administrative expense for stock-based compensation pursuant to employment and consulting agreements.

As of October 31, 2018, the Company had approximately $51,892 in unrecognized stock-based compensation expense related to unvested options, which will be amortized over a weighted average exercise period of approximately three years.

Warrants

The fair values of the 840,336 June 2017 Warrants granted in conjunction with the June 2017 Secured Note Financing and the 1.25 million November 2017 Warrants granted in connection with the November 2017 Secured Note Financing (as discussed in Note 7) were estimated on the date of grant using the Black-Scholes option-pricing model.

The following is a summary of the Company’s warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)
Outstanding and exercisable – April 30, 2018	2,223,669	$5.02	2.57
Forfeited	-	-	-
Granted	-	-	-
Outstanding and exercisable – October 31, 2018	2,223,669	$5.02	1.83

The aggregate intrinsic value of the outstanding warrants was $0.

9.	Revenue from Contracts with Customers

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

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type for the six months ended October 31, 2018:

	For the Three Months Ended October 31, 2018	For the Six Months Ended October 31, 2018
Oil sales	$397,090	$969,791
Natural gas sales	13,342	14,706
Total revenue from customers	$410,432	$984,497

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of October 31, 2018 or April 30, 2018.

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

On January 30, 2014, the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating CAD $759,000 (approximately USD $578,000 as of October 31, 2018). The Company filed a defense and on October 20, 2014, it filed a summary judgment application stating that the landlord’s claim is barred, as it was commenced outside the two-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of CAD $665,000 (approximately USD $507,000 as of October 31, 2018). The applications were heard on June 25, 2015 and the court allowed both the Company’s summary judgment application and the landlord’s amendment application. Both of these orders were appealed though two levels of the Alberta courts and the appeals were dismissed at both levels. On October 4, 2018, the Company settled the dispute with the landlord in exchange for the issuance of 68,807 shares of Company common stock, satisfying the $75,000 liability related to the lease.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, the Company’s consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q (the “Quarterly Report”). Information in this Item 2 is intended to assist the reader in obtaining an understanding of the consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, the primary factors that accounted for those changes, and any known trends or uncertainties that the Company is aware of that may have a material effect on the Company’s future performance, as well as how certain accounting principles affect the consolidated financial statements. This includes discussion of (i) Liquidity, (ii) Capital Resources, (iii) Results of Operations, and (iv) Off-Balance Sheet Arrangements, and any other information that would be necessary to an understanding of the Company’s financial condition, changes in financial condition and results of operations.

Forward Looking Statements

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management and should be read in conjunction with the accompanying financial statements and their related notes included in this Quarterly Report.

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

Effective September 24, 2018, the Company acquired a 66.67% membership interest in LBE Partners, LLC., a Delaware limited liability company (“LBE Partners”) from ICO Liquidating Trust, LLC (“ICO”) for 300,000 restricted shares of the Company’s common stock. LBE Partners has varying working interest in multiple oil and gas producing wells located in Texas. The Company currently anticipates that this acquisition will provide additional positive cashflow to the Company and increase its oil and gas asset portfolio.

The Company anticipates increasing revenue in subsequent quarters as a result of the Company’s discoveries in Osage County, Oklahoma, and its new ten well drilling program for calendar year 2019. Management anticipates deriving increased revenue from existing oil and gas assets and following the completion of its calendar year 2019 drilling program, although no assurances can be given.

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

Recent Oil Discoveries

On July 24, 2018, the Company announced the successful drilling of the Arsaga 25-2 exploration well, located on its concession in Osage County, Oklahoma.

On May 22, 2018, the Company announced the discovery of a new oil field, the N. Blackland Field, in its concession in Osage County, Oklahoma, upon successfully testing of the 2-34 exploration well.

In May 2017, Bandolier discovered two new oil fields with the successful drilling of the W. Blackland 1-3 and S. Blackland 2-11 exploration wells. On December 15, 2017, the Company received permits from the Bureau of Indian Affairs to drill eight additional wells in the W. Blackland Field, which were successfully completed in April 2018. The Company’s W. Blackland concessions are currently producing, and, with the drilling of additional wells, the Company currently anticipates that its revenue will significantly increase throughout the remainder of the current fiscal year.

In addition to the Company’s current development plans, within its current 3-D seismic data, additional structures in Osage County have been identified. Assuming that it is able to obtain sufficient working capital, the Company currently plans to drill ten additional wells in calendar year 2019: seven in the N. Blackland Field, two in the Arsaga structure and one in the Section 13 structure. The Company anticipates financing the drilling of these wells using the cash flows from current production of its existing wells.

Acquisition of Membership Interest in LBE Partners

On October 2, 2018, the Company, ICO and LBE Partners, which owns various working interests in several oil and gas wells located in the Hardin oil field in Liberty, Texas, entered into a Membership Interest Purchase Agreement (the “LBE Purchase Agreement”), effective September 24, 2018, pursuant to which the Company purchased a 66.67% membership interest in LBE Partners from ICO in exchange for the issuance by the Company of 300,000 shares of the Company’s common stock to ICO. Both ICO and LBE Partners are managed by Scot Cohen, the Company’s Executive Chairman.

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

New Accounting Standards

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This ASU is effective for all interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt ASU 2016-02 beginning May 1, 2019 and is in the process of assessing the impact that this new guidance is expected to have on the Company’s financial statements and related disclosures.

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

Results of Operations

Results of Operations for the Three Months Ended October 31, 2018 Compared to Three Months Ended October 31, 2017

Oil Sales

During the three months ended October 31, 2018, the Company recognized $410,432 in oil and gas sales, compared to $16,238 for the three months ended October 31, 2017. The overall increase in sales of $394,194 is primarily due to the commencement of production in Osage County, Oklahoma and the acquisition of LBE Partners.

We have listed below the total production volumes and total revenue net to the Company for the three months ended October 31, 2018 and 2017.

	For the Three Months Ended October 31, 2018	For the Three Months Ended October 31, 2017
Oil volume (BBL)	6,452	248
Gas volume (MCF)	6,669	2,062
Volume equivalent (BOE)(1)	7,564	592
Revenue	$410,432	$16,238

(1) Assumes 6 Mcf of natural gas is equivalent to 1 barrel of oil.

Lease Operating Expense

During the three months ended October 31, 2018, lease operating expense was $109,059, compared to $39,242 for the three months ended October 31, 2017. The overall increase in lease operating expense was primarily attributable to increased activity in the Company’s drilling activity in Osage County, Oklahoma and the acquisition of LBE Partners.

General and Administrative Expense

General and administrative expense for the three months ended October 31, 2018 was $407,355, compared to $483,522 for the three months ended October 31, 2017. The decrease was primarily attributable to decreases in salaries and office and administrative expense, partially offset by an increase in professional fees and benefits. These changes are outlined below:

	For the Three Months Ended	For the Three Months Ended
	October 31, 2018	October 31, 2017
Salaries and benefits	$107,413	$232,216
Professional fees	208,942	152,164
Office and administrative	91,000	99,142
Total	$407,355	$483,522

Salaries and benefits include non-cash stock-based compensation of $88,832 for three months ended October 31, 2018, compared to $179,366 for the three months ended October 31, 2017. The decrease in stock-based compensation of $90,534 from the three months ended October 31, 2017 was due to fewer awards made during the current period. General and administrative expenses decreased due to management’s commitment to substantially reduce expenses.

Other Income (Expense)

During the three months ended October 31, 2018, the Company recognized $297,746 of net interest expense, compared to interest income of $101,562 for the three months ended October 31, 2017. The interest expense for the three months ended October 31, 2018 included $174,307 and $123,439, which were the accretion of the debt discount and interest expense, respectively, related to the June 2017 $2.0 million and November 2017 $2.5 million Secured Note financings. In addition, during the three months ended October 31, 2018, the Company recognized $75,000 of expense from a legal settlement. During the three months ended October 31, 2017, the Company recorded interest income $199,211 accrued on the related party notes receivable. The interest income was offset by $47,238 and $50,411, which were the accretion of the debt discount and interest expense, respectively, related to the June 2017 $2.0 million Secured Note financing.

Results of Operations for the Six Months Ended October 31, 2018 Compared to Six Months Ended October 31, 2017

Oil Sales

During the six months ended October 31, 2018, the Company recognized $984,497 in oil and gas sales, compared to $25,041 for the six months ended October 31, 2017. The overall increase in sales of $959,456 is primarily due to the commencement of production in Osage County, Oklahoma and the acquisition of LBE Partners.

We have listed below the total production volumes and total revenue net to the Company for the six months ended October 31, 2018 and 2017.

	For the Six Months Ended	For the Six Months Ended
	October 31, 2018	October 31, 2017
Oil volume (BBL)	14,866	358
Gas volume (MCF)	7,432	4,411
Volume equivalent (BOE)(1)	16,105	1,093
Revenue	$984,497	$25,041

(1) Assumes 6 Mcf of natural gas is equivalent to 1 barrel of oil.

Lease Operating Expense

During the six months ended October 31, 2018, lease operating expense was $186,671, compared to $57,604 for the six months ended October 31, 2017. The overall increase in lease operating expense was primarily attributable to increased activity in the Company’s drilling activity in Osage County, Oklahoma and acquisition of LBE Partners.

General and Administrative Expense

General and administrative expense for the six months ended October 31, 2018 was $913,912, compared to $1,476,079 for the six months ended October 31, 2017. The decrease was primarily attributable to decreases in salaries, professional fees and benefits, and office and administrative expenses. These changes are outlined below:

	For the Six Months Ended	For the Six Months Ended
	October 31, 2018	October 31, 2017
Salaries and benefits	$390,897	$810,639
Professional fees	348,562	419,132
Office and administrative	174,453	246,308
Total	$913,912	$1,476,079

Salaries and benefits include non-cash stock-based compensation of $334,816 for six months ended October 31, 2018, compared to $708,698 for the six months ended October 31, 2017. The decrease in stock-based compensation of $373,882 from the six months ended October 31, 2017, was due to fewer awards made during the current period. General and administrative expenses decreased due to management’s commitment to substantially reduce expenses.

Other Income (Expense)

During the six months ended October 31, 2018, the Company recognized $617,326 of net interest expense, compared to interest income of $234,307 for the six months ended October 31, 2017. The interest expense for the six months ended October 31, 2018 included $330,506 and $286,820, which were the accretion of the debt discount and interest expense, respectively, related to the June 2017 $2.0 million and November 2017 $2.5 million Secured Note financings. In addition, during the three months ended October 31, 2018, the Company recognized $75,000 of expense from a legal settlement. The income recorded in the 2017 period was attributable to $393,810 of interest income accrued on the related party notes receivable, which was offset by $84,616 and $74,887, the accretion of the debt discount and interest expense related to the June 2017 $2.0 million Secured Note financing. During the six months ended October 31, 2017, the Company recognized $271,490 net gain on its interest in real estate rights. The net gain on interest in real estate rights during the six months ended October 31, 2017 was due to the sale of one condominium unit by Fortis and the resulting profits which were assigned to MegaWest pursuant to the Contribution Agreement, less the book value recorded by MegaWest.

Liquidity and Capital Resources

At October 31, 2018, the Company had working capital deficit of $1,926,196, consisting of $384,947 of current assets and $2,311,143 of current liabilities.

As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. In addition, the Company has a limited operating history. At October 31, 2018, the Company had cash and cash equivalents of approximately $101,200. The Company’s primary source of operating funds since inception has been equity and note financings, as well as through the consummation of the Horizon Acquisition.

On June 18, 2018, the Company entered into a Loan Agreement with Scot Cohen (the “Cohen Loan Agreement”), the Company’s Executive Chairman, pursuant to which Mr. Cohen loaned the Company $300,000 at a 10% annual interest rate due September 30, 2018. On December 17, 2018, the maturity date of the Cohen Loan Agreement was extended to March 31, 2019.

In June and November 2017, the Company consummated the Secured Note financings for an aggregate of $4.5 million, which Secured Notes accrue interest at a rate of 10% per annum and mature on June 13, 2020. On May 17, 2018, the parties executed an extension of the due date of the first interest payment due pursuant to each of the Secured Notes from June 1, 2018 to December 31, 2018. As consideration for the interest payment extension, the Company agreed to pay the holders an additional 10% of the interest due on June 1, 2018 on December 31, 2018. On December 17, 2018, the parties executed a second extension of the due date of the first interest payment due pursuant to each of the Secured Notes from December 31, 2018 to March 31, 2019.

The current level of working capital, along with results from operations, may be insufficient to maintain current operations as well as the planned added operations for the next 12 months. Management intends to raise capital through debt and equity instruments, if necessary, in order to execute its business and operating plans. Management can provide no assurances that the Company will be successful in any capital raising efforts. In order to conserve capital, from time to time, management may defer certain development activity.

Operating Activities

During the six months ended October 31, 2018, operating activities used cash of $239,401, compared to $606,201 used in operating activities during the six months ended October 31, 2017. The Company incurred a net loss during the six months ended October 31, 2018 of $995,708, compared to a net loss of $1,548,510 for the six months ended October 31, 2017. For the six months ended October 31, 2018, the net loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and accretion of asset retirement obligation, accretion of debt discount and loss on legal settlement. Cash used in operations was also influenced by changes in accounts receivable, accrued interest on notes receivable, prepaid expense and accounts payable and accrued expense. For six months ended October 31, 2017, the net loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and accretion of asset retirement obligation, impairment of oil and gas assets, and the deferred tax liability. Cash used in operations was also influenced by changes in accounts receivable, accrued interest on notes receivable, prepaid expense and accounts payable and accrued expense.

Investing Activities

Investing activities during the six months ended October 31, 2018 resulted in cash used of $306,723, compared to cash used of $1,812,166 during the six months ended October 31, 2017. During the six months ended October 31, 2018, the Company did not invest any additional funds in Horizon Energy, compared to $379,418 in the comparable period in 2017. During the six months ended October 31, 2017, the Company received proceeds of $1,557,852 from profits in its real estate rights. As a result of the assignment and assumption of membership interest entered into by and between the Company and MegaWest Energy Kansas Corp. on January 31, 2018, the Company no longer has any interest in real estate rights, and thus did not receive any profits in real estate rights for the six months ended October 31, 2018. During the six months ended October 31, 2018, the Company incurred $445,409 of expenditures on oil and gas assets, compared to $985,243 for the six months ended October 31, 2017. During the six months ended October 31, 2018, the Company executed no new notes receivable agreements with related parties, compared to $1,558,501 during the corresponding period ended October 31, 2017. During the six months ended October 31, 2018, the Company received cash of $138,686 from the acquisition of LBE Partners.

Financing Activities

Financing activities during the six months ended October 31, 2018, resulted in cash provided of $600,000, compared to $2,250,000 during the six months ended October 31, 2017.

Capitalization

The number of outstanding shares of Company common stock and the number of shares that could be issued if all common stock equivalents are converted to shares is as follows:

As of	October 31, 2018	October 31, 2017
Common shares	17,938,540	15,843,066
Stock options	2,607,385	2,529,682
Stock purchase warrants	2,223,669	973,669
	22,769,594	19,346,417

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

B. Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s management, with the participation of its principal executive and principal financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation and solely due to the unremediated material weaknesses described above, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were not effective for the purpose for which they were designed as of the end of such period. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the unremediated material weaknesses previously disclosed. Accordingly, management believes that the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented, in accordance with U.S. GAAP, notwithstanding the unremediated weaknesses.

C. Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 30, 2014, the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating CAD $759,000 (approximately USD $578,000 as of October 31, 2018). The Company filed a defense and on October 20, 2014, it filed a summary judgment application stating that the landlord’s claim is barred, as it was commenced outside the two-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of CAD $665,000 (approximately USD $507,000 as of October 31, 2018). The applications were heard on June 25, 2015 and the court allowed both the Company’s summary judgment application and the landlord’s amendment application. Both of these orders were appealed though two levels of the Alberta courts and the appeals were dismissed at both levels. On October 4, 2018, the Company settled the dispute with the landlord in exchange for the issuance of 68,807 shares of Company common stock, satisfying the $75,000 liability related to the lease.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended April 30, 2018, filed on July 30, 2018. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of December 17, 2018, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On December 17, 2018, the Company entered into agreements with Petro Exploration Funding, LLC and Petro Exploration Funding II, LLC to extend the due date of the first interest payment due pursuant to each of the Secured Notes entered into with the foregoing parties in June and November 2017, respectively, from December 31, 2018 to March 31, 2019. The Secured Notes have an aggregate principal amount of $4.5 million, accrue interest at a rate of 10% per annum, and mature on June 13, 2020.

In addition, on December 17, 2018, the Company entered into an Agreement with Scot Cohen, the Company’s Executive Chairman, to extend the maturity date of the Cohen Loan Agreement from September 30, 2018 to March 31, 2018. Pursuant to the Cohen Loan Agreement, Mr. Cohen loaned the Company an aggregate of $300,000 in June 2018, which amount accrues interest at a rate of 10% per annum.

There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s Board of Directors during the quarter ended October 31, 2018.

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
10.1
Membership Interest Purchase Agreement, by and between Petro River Oil Corp., ICO Liquidating Trust, LLC and LBE Partners, LLC, dated October 2, 2018 (incorporated by reference to our Current Report on Form 8-K, filed on October 3, 2018)

10.2
Assignment and Assumption Agreement, by and between Petro River Oil Corp., ICO Liquidating Trust, LLC and LBE Partners, LLC, dated October 2, 2018 (incorporated by reference to our Current Report on Form 8-K, filed on October 3, 2018)

10.3	June 2017 Secured Note Extension Agreement, by and between the Company and Petro Exploration Funding, LLC, dated December 17, 2018
10.4	November 2017 Secured Note Extension Agreement, by and between the Company and Petro Exploration Funding II, LLC, dated December 17, 2018
10.5	Loan Agreement Extension, by and between Bandolier Energy, LLC and Scot Cohen, dated December 17, 2018
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO RIVER OIL CORP.

	By:	/s/ Scot Cohen
	Name:	Scot Cohen
	Title:	Executive Chairman

	By:	/s/ David Briones
	Name:	David Briones
	Title	Chief Financial Officer
Date: December 17, 2018