Form 10-Q
period 2019-01-31
Petro River Oil Corp.
filed 2019-03-25
CIK 1172298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Issued and Outstanding at March 25, 2019
Common Stock, $0.00001 par value per share	17,938,540 shares

-i-

PART I - FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS.

Petro River Oil Corp. and Subsidiaries
Consolidated Balance Sheets

	As of
	January 31,	April 30,
	2019	2018
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$2,139,841	$47,330
Accounts receivable - oil and gas	118,272	308,099
Accounts receivable - other	5,288	-
Prepaid expense and other current assets	2,447	612
Prepaid oil and gas asset development costs	55,116	-
Total Current Assets	2,320,964	356,041

Oil and gas assets, full cost method
Costs subject to amortization, net	6,566,188	3,779,414
Costs not being amortized, net	100,000	100,000
Property, plant and equipment, net	253	822
Investment in Horizon Energy Partners	1,950,034	1,592,418
Other assets	5,266	17,133
Total Long-term Assets	8,621,741	5,489,787
Total Assets	$10,942,705	$5,845,828

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expense	$460,506	$908,343
Accrued interest on notes payable – related party	-	298,581
Redetermination liability	-	259,313
Asset retirement obligations, current portion	720,535	413,794
Total Current Liabilities	1,181,041	1,880,031

Long-term Liabilities:
Asset retirement obligations, net of current portion	307,549	246,345
Derivative liabilities	4,130,451	-
Notes payable - related parties, net of debt discount of $0 and $2,139,250, respectively	-	2,360,750
Total Long-term Liabilities	4,438,000	2,607,095

Total Liabilities	5,619,041	4,487,126

Commitments and contingencies

Equity:
Preferred shares - 5,000,000 authorized; par value $0.00001 per share; 0 shares issued and outstanding	-	-
Preferred A shares - 500,000 authorized; par value $0.00001 per share; 435,403 and 0 issued and outstanding, respectively; liquidation preference of $8,708,060	5	-
Preferred B shares - 29,500 authorized; par value $0.00001 per share; 0 shares issued and outstanding	-	-
Common shares - 150,000,000 authorized; par value $0.00001 per share; 17,938,540 and 17,309,733 issued and outstanding, respectively	180	173
Additional paid-in capital	59,569,741	52,407,543
Accumulated deficit	(55,113,469)	(51,049,014)
Subscription receivable	(150,005)	-
Total Petro River Oil Corp. Equity	4,306,452	1,358,702
Non-controlling interest	1,017,212	-
Total Equity	5,323,664	1,358,702
Total Liabilities and Equity	$10,942,705	$5,845,828

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2019	2018	2019	2018
Revenue
Oil and natural gas sales	$324,115	$250,877	$1,308,612	$275,918
Royalty revenue	15,871	-	15,871	-
Total Revenue	339,986	250,877	1,324,483	275,918

Operating Expense
Lease operating expense	144,721	12,445	331,392	70,049
Depreciation, depletion and accretion	158,637	96,540	345,933	117,405
Impairment of oil and gas assets	-	730,607	-	972,488
General and administrative	554,729	686,680	1,468,641	2,162,759
Total Operating Expense	858,087	1,526,272	2,145,966	3,322,701

Operating Loss	(518,101)	(1,275,395)	(821,483)	(3,046,783)

Other Income (Expense)
Interest income (expense), net	(2,490,539)	(50,173)	(3,107,865)	184,134
Loss on assumption of Pearsonia interests	-	(3,351,965)	-	(3,351,965)
Loss on legal settlement	-	-	(75,000)	-
Loss on redetermination	-	(11,914,204)	-	(11,914,204)
Loss on extinguishment of debt	(90,916)	-	(90,916)	-
Net (loss) gain on real estate rights	-	(3,756)	-	267,734
Other Income (Expense)	(2,581,455)	(15,320,098)	(3,273,781)	(14,814,301)

Net Loss Before Income Tax Provision	(3,099,556)	(16,595,493)	(4,095,264)	(17,861,084)

Income Tax Provision	-	50,284	-	333,203

Net Loss	(3,099,556)	(16,645,777)	(4,095,264)	(18,194,287)

Net Income (Loss) Attributable to Non-controlling Interest	(24,591)	28,198	(30,809)	101,423

Net Loss Attributable to Petro River Oil Corp.	(3,074,965)	(16,673,975)	(4,064,455)	(18,295,710)

Deemed Dividend on Series A Preferred Stock	(3,512,021)	-	(3,512,021)	-

Net Loss Available for Petro River Oil Corp. Common Shareholders	$(6,586,986)	$(16,673,975)	$(7,576,476)	$(18,295,710)

Loss Per Common Share - Basic and Diluted	$(0.37)	$(0.97)	$(0.43)	$(1.12)

Weighted average number of common shares outstanding - basic and diluted	17,938,540	17,214,081	17,718,489	16,298,951

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months
	Ended
	January 31, 2019	January 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,095,264)	$(18,194,287)
Adjustments to reconcile net loss to net cash used in by operating activities:
Stock-based compensation	413,787	811,123
Depreciation, depletion and accretion	345,933	117,405
Amortization of debt discount	2,139,250	224,000
Impairment of oil and gas assets	-	972,488
Loss on legal settlement	75,000	-
Net gain on interest in real estate rights	-	(267,734)
Loss on redetermination	-	11,914,204
Loss on assumption of Pearsonia interests	-	3,351,965
Deferred income tax expense	-	333,203
Derivative liability in excess of face value of equity instrument	508,931	-
Loss on extinguishment of debt	90,916	-
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	189,827	(97,611)
Accounts receivable – other	(5,288)	-
Accrued interest on notes receivable – related party	-	(593,021)
Prepaid expense and other assets	10,032	149,391
Accounts payable and accrued expense	(465,326)	309,344
Accrued interest on notes payable – related party	331,493	-
Net Cash Used in Operating Activities	(460,709)	(969,530)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from the sale of interest in real estate rights	-	1,553,884
Prepaid oil and gas assets	-	(446,856)
Issuance of notes receivable – related party	-	(1,558,501)
Capitalized expenditures on oil and gas assets	(568,030)	(2,116,602)
Cash paid in MegaWest exchange transaction	-	(119,722)
Cash received from acquisition of LBE Partners	138,686	-
Cash paid for cost method investment	(357,616)	(379,418)
Net Cash Used in Investing Activities	(786,960)	(3,067,215)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the issuance of Series A Preferred Stock and warrants	2,740,180	-
Proceeds from notes payable – related party	300,000	4,500,000
Cash paid for debt inducement	-	(250,000)
Cash received from non-controlling interest contributions	300,000	-
Net Cash Provided by Financing Activities	3,340,180	4,250,000

Change in cash and cash equivalents	2,092,511	213,255

Cash and cash equivalents, beginning of period	47,330	631,232
Cash and cash equivalents, end of period	$2,139,841	$844,487

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$86,876
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Receivable for sale of oil and gas properties	$-	$17,449
Accrual of oil and gas development costs	$126,481	$77,307
Additions to asset retirement obligation from new drilling activities	$4,150	$16,875
Change in estimate of asset retirement obligation	$5,786	$55,098
Warrants issued with notes payable	$-	$2,003,227
Overriding interest contributed as debt inducement	$-	$250,000
Derivative liability from warrant issuances	$3,512,021	$-
Issuance of Series A Preferred Stock for conversion of debt	$5,798,994	$-
Issuance of Series A Preferred Stock for subscription receivable	$150,005	$-

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

The Company’s core holdings are in the Mid-Continent Region in Oklahoma, including in Osage County and Kay County, Oklahoma. Following the acquisition of Horizon I Investments, LLC (“Horizon Investments”) in December 2015, the Company has additional exposure to a portfolio of domestic and international oil and gas assets consisting of highly prospective conventional plays diversified across project type, geographic location and risk profile, as well as access to a broad network of industry leaders from Horizon Investment’s interest in Horizon Energy. Horizon Energy is an oil and gas exploration and development company owned and managed by former senior oil and gas executives. It has a portfolio of domestic and international assets. Each of the assets in the Horizon Energy portfolio is characterized by low initial capital expenditure requirements and strong risk reward characteristics.

The Company’s prospects in Oklahoma are owned directly by the Company and indirectly through Spyglass Energy Group, LLC (“Spyglass”), a wholly owned subsidiary of Bandolier Energy, LLC (“Bandolier”). As of January 31, 2018, Bandolier became wholly-owned by the Company. Bandolier has a 75% working interest in an 87,754-acre concession in Osage County, Oklahoma. The remaining 25% working interest is held by the operator, Performance Energy, LLC. As discussed below in Recent Developments, on January 31, 2019, Bandolier entered into Assignment of Net Profit Interest agreements (the “Assignment Agreements”), pursuant to which Bandolier assigned and transferred a 75% interest in profits in certain planned wells to investors.

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

Recent Developments

Horizon Subscription Agreement

On February 25, 2019, Company executed a Subscription Agreement, pursuant to which the Company purchased 145.454 membership units (approximately 14.6%) of Horizon Energy Acquisition, LLC (“Horizon”), a recently formed company focused on oil and gas exploration activities, for $400,000 (the “Acquisition of Interest”). In connection with Acquisition of Interest, the Company also executed the Limited Liability Company Agreement for Horizon, which provides the Company with the right to appoint one Manager to Horizon’s three-member Board of Managers. The Company appointed Mr. Cohen, the Company’s Executive Chairman, to the Board of Managers. Mr. Cohen purchased 36.363 membership units of Horizon in a separate transaction.

Creation of a New Series A Convertible Preferred Stock

On January 31, 2019, the Company filed the Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock (the “Series A COD”) with the Secretary of State for the State of Delaware – Division of Corporations, designating 500,000 shares of the Company’s preferred stock as Series A Convertible Preferred, par value $0.00001 per share (“Series A Preferred”), and each share with a stated value of $20.00 per share (the “Stated Value”). Shares of Series A Preferred are not entitled to dividends unless the Company elects to pay dividends to holders of its common stock. Shares of Series A Preferred rank senior to the Company’s common stock and Series B Cumulative Convertible Preferred Stock.

Holders of Series A Preferred have the right to vote, subject to a 9.999% voting limitation (which does not apply to Scot Cohen), on an as-converted basis with the holders of the Company’s common stock on any matter presented to the Company’s stockholders for their action or consideration; provided, however, that so long as shares of Series A Preferred remain outstanding, the Company may not, without first obtaining the affirmative consent of a majority of the shares of Series A Preferred outstanding, voting as a separate class, take the following actions: (i) alter or change adversely the power, preferences and rights provided to the holders of the Series A Preferred under the Series A COD, (ii) authorize or create a class of stock that is senior to the Series A Preferred, (iii) amend its Certificate of Incorporation so as to adversely affect any rights of the holders of the Series A Preferred, (iv) increase the number of authorized shares of Series A Preferred, or (v) enter into any agreements with respect to the foregoing.

Each share of Series A Preferred has a liquidation preference equal to the Stated Value plus all accrued and unpaid dividends. Each share of Series A Preferred is convertible into that number of shares of the Company’s common stock (“Conversion Shares”) equal to the Stated Value, divided by $0.40 per share (the “Conversion Price”), which conversion rate is subject to adjustment in accordance with the terms of the Series A COD; provided, however, that holders of the Series A Preferred may not convert their shares of Series A Preferred in the event that such conversion would result in such holder’s ownership exceeding 4.999% of the Company’s outstanding common stock (the “Ownership Limitation”), which Ownership Limitation may be increased up to 9.999% at the sole election of the holder (the “Maximum Percentage”); provided, however, that the Ownership Limitation and Maximum Percentage do not apply to Mr. Cohen. Holders of Series A Preferred may elect to convert shares of Series C Preferred into Conversion Shares at any time.

Series A Financing

On January 31, 2019 (the “Closing Date”), the Company sold and issued an aggregate of 178,101 units of its securities, for an aggregate purchase price of $3,562,015, to certain accredited investors (the “New Investors”) pursuant to a Securities Purchase Agreement (“SPA”) and to certain debtholders (the “Debt Holders”) pursuant to Debt Conversion Agreements (the “Debt Conversion Agreements”) (the “Offering”). The sale of the units resulted in net cash proceeds of approximately $2.7 million. The units sold and issued in the Offering consisted of an aggregate of (i) 178,101 shares of the Company’s newly created Series A Preferred shares, convertible into 8,905,037 shares of the Company’s common stock, and (ii) five-year warrants to purchase 8,905,037 shares of Company’s common stock, at an exercise price of $0.50 per share. Pursuant to the Debt Conversion Agreements, the Debt Holders, consisting of Mr. Cohen and Fortis Oil & Gas (“Fortis”), agreed to convert all outstanding debt owed to the Debt Holders, amounting to $300,000 and $321,836, respectively, into units issued pursuant to the SPA. In addition to the conversion of outstanding debt, the Company and the Debt Holders also agreed to convert all accrued interest totaling $18,853 and $62,523, respectively.

The Offering resulted in net cash proceeds to the Company of approximately $2.7 million, which net proceeds do not include the amount of debt converted into units by the Debt Holders. The Company currently intends to use the net proceeds to fund the drilling of ten additional development and exploration wells in its Osage County concession (the “New Drilling Program”), and a large exploration venture in the North Sea, United Kingdom with Horizon Energy Partners, LLC.

In connection with the Offering, on January 31, 2019 Bandolier Energy, LLC (“Bandolier”), a wholly owned subsidiary of the Company, entered into Assignment of Net Profit Interest agreements (the “Assignment Agreements”) with each of the New Investors and Debt Holders, pursuant to which (i) Bandolier assigned and transferred to the New Investors and Debt Holders a 75% interest in profits, if any, derived from the ten new wells the Company intends to drill pursuant to the New Drilling Program, payments of which shall be made to the New Investors and Debt Holders, pro rata, on a quarterly basis following the full completion of the New Drilling Program, and (ii) in the event the Company elects to drill additional wells on its Osage County concession in the next two years, the New Investors and Debt Holders shall have the right to participate in and fund the drilling and production of the next ten wells on the same terms and conditions set forth in the Assignment Agreements.

Senior Secured Debt Exchange

On January 31, 2019, the Company entered into agreements (the “Secured Debt Conversion Agreements”) with Petro Exploration Funding, LLC and Petro Exploration Funding II, LLC (together, the “Secured Debt Holders”), pursuant to which they agreed to convert approximately $2.3 million and $2.8 million, respectively, of outstanding senior secured debt (including accrued and unpaid interest) (the “Senior Secured Debt”) owed under the terms of their respective Senior Secured Promissory Notes into 116,503 and 140,799 shares of the Company’s newly created Series A Preferred, respectively (the “Senior Secured Debt Exchange”). As a result of the Senior Secured Debt Exchange, all indebtedness, liabilities and other obligations arising under the respective Senior Secured Promissory Notes were cancelled and deemed satisfied in full.

As additional consideration for the conversion of the Senior Secured Debt, the Company agreed to (i) reduce the exercise price of warrants issued to the Secured Debt Holders on June 15, 2017 and November 6, 2017 from $2.38 and $2.00, respectively, to $0.50 per share of Common Stock issuable upon the exercise of such warrants, and (ii) to extend the expiration date of such warrants to five years from the Closing Date.

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

The Company recorded the purchase of LBE Partners using the acquisition method of accounting as specified in ASC 805 “Business Combinations.” This method of accounting requires the acquirer to record the net assets and liabilities acquired at the historical cost of LBE Partners because the Company determined that this acquisition was a related party transaction.

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

The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company as though the acquisition had occurred as of May 1, 2017 and May 1, 2018 (the beginning of the fiscal year). The pro-forma amounts presented are not necessarily indicative of either the actual operation results had the acquisition transaction occurred as of May 1, 2017 and May 1, 2018.

	For the Nine Months Ended January 31, 2019
	Petro River	LBE Partners	Pro-Forma Combined
Revenue	$1,324,483	$229,715	$1,554,198
Net income (loss)	(4,095,264)	55,432	(4,039,832)
Loss per share of common share - basic and diluted			$(0.42)
Weighted average number of common shares outstanding - basic and diluted			17,877,762

	For the Nine Months Ended January 31, 2018
	Petro River	LBE Partners	Pro-Forma Combined
Revenue	$275,918	$238,872	$514,790
Net loss	(18,194,287)	(2,501)	(18,196,788)
Loss per share of common share - basic and diluted			$(1.12)
Weighted average number of common shares outstanding - basic and diluted			16,298,951

At January 31, 2019 the non–controlling interest in LBE was as follows:

Non–controlling interest at April 30, 2018	$-
Acquisition of non–controlling interest in LBE Partners acquisition	748,021
Contributions from non–controlling interest	300,000
Non–controlling share of net loss	(30,809)
Non–controlling interest at January 31, 2019	$1,017,212

2.	Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses since its inception. As of January 31, 2019, the Company had an accumulated deficit of approximately $55.1 million, had working capital of approximately $1.1 million, and had cash and cash equivalents of approximately $2.1 million. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been debt and equity financings. In addition, the Company has a limited operating history prior to its acquisition of Bandolier. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

Also contained in the unaudited consolidated financial statements for the periods ended January 31, 2018 and April 30, 2018 is the financial information of MegaWest, which prior to January 31, 2018 was 58.51% owned by the Company. The unaudited consolidated financial statements for the nine months ended January 31, 2018 include the results of operations of MegaWest; however, the assets and liabilities were written off in the year ended April 30, 2018.

The unaudited consolidated financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2018, filed with the Securities and Exchange Commission (the “SEC”) on July 30, 2018. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Annual Report on Form 10-K for the year ended April 30, 2018, has been omitted. The results of operations for the interim periods presented are not necessarily indicative of results for the entire year ending April 30, 2019.

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

Cash and cash equivalents include all highly liquid monetary instruments with original maturities of three months or less when purchased. These investments are carried at cost, which approximates fair value. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits. The Company has not experienced any loses on such accounts. As of January 31, 2019, approximately $1,725,000 exceed the FDIC insurance limits.

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

The allowance for doubtful accounts at January 31, 2019 and April 30, 2018 was $0.

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

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers, which require significant judgment, as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expenses. There have been no material changes in the methodology used by the Company in calculating depletion, depreciation and amortization of oil and gas properties under the full cost method during the nine months ended January 31, 2019 and 2018.

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

(f)	Preferred Stock:

The Company applies the accounting standards for distinguishing liabilities from equity under U.S. GAAP when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as permanent equity.

(g)	Derivative Liabilities:

The Company evaluates its options, warrants, convertible notes, or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 815-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. The change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then the related fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company adopted Section 815-40-15 of the FASB Accounting Standards Codification (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock.  Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.

The Company utilizes a binomial option pricing model to compute the fair value of the derivative liability and to mark to market the fair value of the derivative at each balance sheet date. The Company records the change in the fair value of the derivative as other income or expense in the consolidated statements of operations.

The Company had derivative liabilities of $4,130,451 and $0 as of January 31, 2019 and April 30, 2018, respectively.

(h)	Revenue Recognition:

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” supersedes the revenue recognition requirements and industry-specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 on May 1, 2018, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Under the modified retrospective method, prior period financial positions and results will not be adjusted. The cumulative effect adjustment recognized in the opening balances included no significant changes as a result of this adoption. Although the Company does not expect 2018 net earnings to be materially impacted by revenue recognition timing changes, Topic 606 requires certain changes to the presentation of revenue and related expense beginning May 1, 2018. Refer to Note 10 – Revenue from Contracts with Customers for additional information.

The Company’s revenue is comprised of revenue from exploration and production activities as well as royalty revenue related to royalty interest agreement executed in February 2018. The Company’s oil is sold primarily to marketers, gatherers, and refiners. Natural gas is sold primarily to interstate and intrastate natural-gas pipelines, direct end-users, industrial users, local distribution companies, and natural-gas marketers. NGLs are sold primarily to direct end-users, refiners, and marketers. Payment is generally received from the customer in the month following delivery.

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

Revenue is recognized for the sale of the Company’s net share of production volumes. Sales on behalf of other working interest owners and royalty interest owners are not recognized as revenue.

(i)	Stock-Based Compensation:

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

(j)	Income Taxes:

Income Tax Provision

The Company utilizes the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry-forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that the value of such assets will be realized.

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

Basic net income (loss) per common share is computed by dividing net loss attributable to stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. For the nine months ended January 31, 2019 and 2018, potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive.

The Company had the following common stock equivalents at January 31, 2019 and 2018:

	January 31, 2019	January 31, 2018
Series A Preferred Shares	21,770,150	-
Stock Options	2,607,385	2,555,385
Stock Purchase Warrants	11,128,706	2,223,669
Total	35,506,241	4,779,054

(l)	Recent Accounting Pronouncements:

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

5.	Oil and Gas Assets

The following table summarizes the activity of the oil and gas assets by project for the nine months ended January 31, 2019:

	Oklahoma	Texas	Other (1)	Total
Balance May 1, 2018	$3,779,414	$-	$100,000	$3,879,414
Additions	688,218	2,430,139	-	3,118,357
Depreciation, depletion and amortization	(207,700)	(123,883)	-	(331,583)
Balance January 31, 2019	$4,259,932	$2,306,256	$100,000	$6,666,188

(1)
Other property consists primarily of four used steam generators and related equipment that will be assigned to future projects. As of January 31, 2019, and April 30, 2018, management concluded that impairment was not necessary as all other assets were carried at salvage value.

Kern and Kay County Projects. On February 14, 2018, the Company entered into a Purchase and Exchange Agreement with Red Fork Resources (“Red Fork”), pursuant to which (i) the Company agreed to convey to Mountain View Resources, LLC, an affiliate of Red Fork, 100% of its 13.7% working interest in and to an area of mutual interest (“AMI”) in the Mountain View Project in Kern County, California, and (ii) Red Fork agreed to convey to the Company 64.7% of its 85% working interest in and to an AMI situated in Kay County, Oklahoma (the “Red Fork Exchange”). The fair value of the assets acquired was $108,333 as of the effective date of the agreement. Following the Red Fork Exchange, the Company and Red Fork each retained a 2% overriding royalty interest in the projects that they respectively conveyed. Under the terms of the Purchase and Exchange Agreement, all revenue and costs, expense, obligations and liabilities earned or incurred prior to January 1, 2018 (the “Effective Date”) shall be borne by the original owners of such working interests, and all of such revenue and costs, expense, obligations and liabilities that occur subsequent to the effective date shall be borne by the new owners of such working interests.

The acquisition of the additional concessions in Kay County, Oklahoma added additional prospect locations adjacent to the Company’s 106,000-acre concession in Osage County, Oklahoma. The similarity of the prospects in Kay and Kern County allows for the leverage of assets, infrastructure and technical expertise.

Oklahoma Properties. During the nine months ended January 31, 2019, the Company recorded additions related to development costs incurred of approximately $688,000 for proven oil and gas assets.

Texas Properties. Effective on September 24, 2018, the Company acquired a 66.67% membership interest in LBE Partners from ICO in exchange for 300,000 restricted shares of the Company’s common stock. LBE Partners has varying working interest in multiple oil and gas producing wells located in Texas. The Company recorded additions of approximately $2,430,000 for oil and gas assets related to this acquisition.

6.	Asset Retirement Obligations

The total future asset retirement obligations were estimated based on the Company’s ownership interest in all wells and facilities, the estimated legal obligations required to retire, dismantle, abandon and reclaim the wells and facilities and the estimated timing of such payments. The Company estimated the present value of its asset retirement obligations at both January 31, 2019 and April 30, 2018 based on a future undiscounted liability of $1,098,706 and $728,091, respectively. These costs are expected to be incurred within 1 to 24 years. A credit-adjusted risk-free discount rate of 10% and an inflation rate of 2% were used to calculate the present value.

Changes to the asset retirement obligations were as follows:

	Nine Months Ended January 31, 2019	Nine Months Ended January 31, 2018
Balance, beginning of period	$660,139	$558,696
Additions	359,950	16,875
Change in estimates	(5,786)	55,098
Disposals	-	-
Accretion	13,781	6,535
	1,028,084	637,204
Less: Current portion for cash flows expected to be incurred within one year	(720,535)	(406,403)
Long-term portion, end of period	$307,549	$230,801

During the nine months ended January 31, 2019 and 2018, the Company recorded accretion expense of $13,781 and $6,535, respectively.

Expected timing of asset retirement obligations:

Year Ending April 30,
2019	$720,535
2020	-
2021	-
2022	-
2023	-
Thereafter	378,171
Subtotal	1,098,706
Effect of discount	(70,622)
Total	$1,028,084

7.	Related Party Transactions

Series A Financing

On January 31, 2019, the Company entered into a Securities Purchase Agreement with Scot Cohen, the Company’s Executive Chairman, pursuant to which Mr. Cohen purchased $737,616 of units in connection with the Series A Financing (the “Cohen Investment”). In addition, Mr. Cohen also converted $300,000 and $18,853 of debt and accrued interest, respectively, owed under the Cohen Loan Agreement, as set forth below, into units pursuant to a Debt Conversion Agreement (the “Cohen Debt Conversion”). As a result of the Cohen Investment and the Cohen Debt Conversion, the Company issued Mr. Cohen an aggregate of 51,881 shares of Series A Preferred and warrants to purchase 2,594,040 shares of the Company’s common stock. For more information regarding this transaction, see Note 1.

Acquisition of Membership Interest in LBE Partners

On October 2, 2018, the Company, ICO and LBE Partners entered into the LBE Assignment Agreement and the LBE Purchase Agreement, pursuant to which, effective September 24, 2018, the Company purchased a 66.67% membership interest in LBE Partners from ICO in exchange for 300,000 restricted shares of the Company’s common stock to ICO. Both ICO and LBE Partners are managed by Mr. Cohen. For more information regarding this transaction, see Note 1.

Related Party Loan

On June 18, 2018, Bandolier entered into a loan agreement with Scot Cohen (the “Cohen Loan Agreement”), pursuant to which Mr. Cohen loaned the Company $300,000 at a 10% annual interest rate, due on September 30, 2018. The purpose of the Cohen Loan Agreement was to provide the Company with short-term financing in connection with the Company’s drilling program in Osage County, Oklahoma. On December 17, 2018, the maturity date of the loan was extended from September 30, 2018 to March 31, 2019. On January 31, 2019, the Company and Mr. Cohen entered into a Debt Conversion Agreement, pursuant to which Mr. Cohen agreed to convert all outstanding debt and accrued interest owed under the Cohen Loan Agreement into units, consisting of an aggregate of 15,000 shares of Series A Preferred and warrants to purchase 750,000 shares of Company common stock, sold and issued in the Series A Financing. As a result, the Cohen Loan Agreement was terminated and deemed satisfied in full. For more information regarding the debt conversion, see Note 1. Upon conversion of the note, the Company recorded a loss on debt extinguishment totaling $90,916.

June 2017 $2.0 Million Secured Note Financing

Scot Cohen owns or controls 31.25% of Funding Corp., the former holder of the senior secured promissory note in the principal amount of $2.0 million (the “June 2017 Secured Note”) issued by the Company on June 13, 2017. The June 2017 Secured Note accrued interest at a rate of 10% per annum and was scheduled to mature on June 30, 2020. The June 2017 Secured Note is presented as “Note payable – related party, net of debt discount” on the consolidated balance sheets.

On May 17, 2018, the parties executed an extension of the due date of the first interest payment from June 1, 2018 to December 31, 2018. As consideration for the interest payment extension, the Company agreed to pay Funding Corp. an additional 10% of the interest due June 1, 2018 on December 31, 2018. The Company accrued an additional $19,160 of interest expense related to this extension. On December 17, 2018, the parties executed a second extension of the due date of the first interest payment from December 31, 2018 to March 31, 2019.

On January 31, 2019, the Company and Funding Corp. entered into a Secured Debt Conversion Agreement, pursuant to which Funding Corp. agreed to convert the outstanding balance due under the June 2017 Secured Note, amounting to approximately $2.3 million, into 116,503 shares of Series A Preferred. As a result of the Secured Debt Exchange, all indebtedness, liabilities and other obligations arising under the June 2017 Secured Note were cancelled and deemed satisfied in full.

In connection with the issuance of the June 2017 Secured Note, the Company issued to Funding Corp. warrants to purchase 840,336 shares of the Company’s common stock (the “June 2017 Warrant”). Upon issuance of the June 2017 Secured Note, the Company valued the June 2017 Warrant using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $952,056 as debt discount on the consolidated balance sheet. On January 31, 2019, as additional consideration for the conversion of the amounts due under the June 2017 Secured Note, the Company agreed to (i) reduce the exercise price of the June 2017 Warrant from $2.38 per share to $0.50 per share, and (ii) to extend the expiration date of the June 2017 Warrant to January 31, 2024.

As additional consideration for the purchase of the June 2017 Secured Note, the Company issued to Funding Corp. an overriding royalty interest equal to 2% in all production from the Company’s interest in the Company’s concessions located in Osage County, Oklahoma, originally held by Spyglass, valued at $250,000, which was recorded as contributed capital, since no repayment was required, and debt discount on the consolidated balance sheet.

The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $0 as of January 31, 2019. During the nine months ended January 31, 2019 and 2018, the Company recorded amortization of debt discount totaling $994,189 and $144,749, respectively.

As of January 31, 2019 and April 30, 2018, the outstanding balance, net of debt discount, was $0 and $1,005,811, respectively, and accrued interest on the June 2017 Secured Note due to related party was $0 and $174,065, respectively. As a result of the Secured Debt Exchange, the June 2017 Secured Note was terminated as of January 31, 2019.

November 2017 $2.5 Million Secured Note Financing

Scot Cohen owns or controls 41.20% of Funding Corp. II, the former holder of the senior secured promissory note in the principal amount of $2.5 million (the “November 2017 Secured Note”) issued by the Company on November 6, 2017. The November 2017 Secured Note accrued interest at a rate of 10% per annum and was scheduled to mature on June 30, 2020. The November 2017 Secured Note is presented as “Note payable – related party, net of debt discount” on the consolidated balance sheets.

On May 17, 2018, the parties executed an extension of the due date of the first interest payment from June 1, 2018 to December 31, 2018. As consideration for the interest payment extension, the Company agreed to pay Funding Corp. II an additional 10% of the interest due on June 1, 2018 on December 31, 2018. The Company accrued an additional $14,247 of interest expense related to this extension. On December 17, 2018, the parties executed a second extension of the due date of the first interest payment from December 31, 2018 to March 31, 2019.

On January 31, 2019, the Company and Funding Corp. II entered into a Secured Debt Conversion Agreement, pursuant to which Funding Corp. II agreed to convert the outstanding balance due under the November 2017 Secured Note, amounting to approximately $2.8 million, into 140,799 shares of Series A Preferred stock. As a result of the Secured Debt Exchange, all indebtedness, liabilities and other obligations arising under the November 2017 Secured Note were cancelled and deemed satisfied in full.

In connection with the issuance of the November 2017 Secured Note, the Company issued to Funding Corp. II warrants to purchase 1.25 million shares of the Company’s common stock (the “November 2017 Warrant”). Upon issuance of the November 2017 Note, the Company valued the November 2017 Warrant using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $1,051,171 as debt discount on the consolidated balance sheet. In relation to the financing, Scot Cohen paid $250,000 for an overriding royalty interest from Funding Corp. (as discussed below), which was recorded as additional debt discount on the consolidated balance sheet. On January 31, 2019, as additional consideration for the conversion of the amounts due under the November 2017 Secured Note, the Company agreed to (i) reduce the exercise price of the November 2017 Warrant from $2.00 per share to $0.50 per share, and (ii) extend the expiration date of the November 2017 Warrant to January 31, 2024.

As additional consideration for the purchase of the November 2017 Secured Note, the Company issued to Funding Corp. II an overriding royalty interest equal to 2% in all production from the Company’s interest in the Company’s concessions located in Osage County, Oklahoma, originally held by Spyglass (the “Existing Osage County Override”) then transferred to Funding Corp. as inducement for the June 2017 Secured Note. The Existing Osage County Override was then acquired by the Company from Mr. Cohen. As noted above, the override was accounted for as a debt discount and amortized over the term of the debt.

The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $0 as of January 31, 2019. During the nine months ended January 31, 2019 and 2018, the Company recorded amortization of debt discount totaling $1,145,061 and $79,251, respectively.

As of January 31, 2019 and April 30, 2018, the outstanding balance, net of debt discount, was $0 and $1,354,93, respectively, and accrued interest on the November 2017 Secured Note due to related party was $0 and $120,548, respectively. As a result of the Secured Debt Exchange, the November 2017 Secured Note was terminated as of January 31, 2019.

8.	Derivative Liabilities

As discussed above in Note 1, on January 31, 2019, the Company sold and issued an aggregate of 178,101 units, for an aggregate purchase price of $3,562,015, to certain accredited investors and to certain debtholders. The units sold and issued in the Offering included five-year warrants to purchase 8,905,037 shares of Company common stock, at an exercise price of $0.50 per share.

The Company identified certain features embedded in the warrants requiring the Company to classify the warrants as a derivative liability; specifically, the warrants contain a fundamental transaction provision that permits their settlement in cash at fair value of the remaining unexercised portion of this Warrant at the option of the holder upon the occurrence of a change in control.

The fair value of the derivative feature of the warrants on the date of issuance was calculated using a binomial option model valued with the following weighted average assumptions:

January 31, 2019
Risk free interest rate	2.43%
Dividend yield	0.00%
Expected volatility	141.62%
Remaining term (years)	5.0

As of January 31, 2019, the derivative liability of the warrants was $4,130,451. In addition, for the nine months ended January 31, 2019, the Company recorded $508,931 as additional interest expense on the statement of operations for the portion of the fair value of the warrant that exceeded face value of the Series A Preferred shares sold.

9.	Stockholders’ Equity

As of January 31, 2019 and April 30, 2018, the Company had 5,000,000 shares of preferred stock, par value $0.00001 per share, authorized. As of January 31, 2019 and April 30, 2018, the Company had 29,500 shares of Series B Preferred Stock, par value $0.00001 per share (“Series B Preferred”), authorized, and no Series B Preferred issued or outstanding. On January 31, 2019, the Company filed the Series A COD with the Secretary of State with the State of Delaware, designating 500,000 shares of the Company’s preferred stock as Series A Preferred. As of January 31, 2019, there were 435,403 shares of Series A Preferred issued and outstanding.

On January 31, 2019, the Company sold and issued 178,101 shares of Series A Preferred to the New Investors and the Debt Holders in connection with the Series A Financing. In addition, the Company issued an aggregate of 257,302 shares of Series A Preferred to Funding Corp. and Funding Corp. II in connection with the Senior Secured Debt Exchange. See Note 1 for additional information regarding the Series A Financing and the Senior Secured Debt Exchange.

As of January 31, 2019 and April 30, 2018, the Company had 150,000,000 shares of common stock authorized.

In May 2018, the Company granted a total of 260,000 shares of restricted common stock to Scot Cohen and Steven Brunner in exchange for a reduction in cash compensation with a fair value of approximately $325,000, based on the market price of the Company’s common stock on the grant date. The shares vest monthly in equal installments over a 12-month period. During the nine months ended January 31, 2019, the Company recorded stock-based compensation of $216,666 related to these grants.

As discussed in Note 1, on October 2, 2018, pursuant to the LBE Purchase Agreement, the Company issued 300,000 shares of restricted common stock to ICO in exchange for a 66.67% interest in LBE Partners.

As discussed in Note 11, on October 4, 2018, the Company settled the dispute with its former landlord in exchange for the issuance of 68,807 shares of Company common stock, satisfying the $75,000 liability related to the lease.

There were 17,938,540 and 17,309,733 shares of Company common stock issued and outstanding as of January 31, 2019 and April 30, 2018, respectively.

Stock Options

During the nine months ended January 31, 2019, the Company granted options to purchase 52,000 shares of common stock at an exercise price of $1.50 per share to consultants. These options vest over a 24-month period and expire ten years from grant date. The assumptions used for the fair value of the options granted during the nine months ended January 31, 2019 were as follows:

January 31, 2019
Exercise price	$1.30 – 1.50
Expected dividends	0%
Expected volatility	153.10 - 158.73%
Risk free interest rate	2.08 – 3.15
Expected life of grants	1 – 10 years

The following table summarizes information about the changes of options for the period from April 30, 2018 to January 31, 2019, and options outstanding and exercisable at January 31, 2019:

	Options	Weighted Average Exercise Prices
Outstanding April 30, 2018	2,555,385	$2.14
Granted	52,000	1.50
Exercised	-
Forfeited/Cancelled	-
Outstanding – January 31, 2019	2,607,385	$2.13
Exercisable – January 31, 2019	2,520,289	$2.17
Outstanding – Aggregate Intrinsic Value		$-
Exercisable – Aggregate Intrinsic Value		$-

The following table summarizes information about the options outstanding and exercisable at January 31, 2019:

	Options Outstanding
Exercise Price	Options	Weighted Avg. Life Remaining (years)	Options Exercisable
$1.30 – 44.00	2,607,385	0.05 to 9.50	2,535,864

During the nine months ended January 31, 2019 and 2018, the Company expensed $197,117 and $811,123, respectively, related to the vesting of outstanding options to general and administrative expense for stock-based compensation pursuant to employment and consulting agreements.

As of January 31, 2019, the Company had approximately $50,244 in unrecognized stock-based compensation expense related to unvested options, which will be amortized over a weighted average exercise period of approximately three years.

Warrants

As discussed above, on January 31, 2019, the Company sold and issued an aggregate of 178,101 units to certain accredited investors and to certain debtholders. The units sold and issued in the Offering included five-year warrants to purchase 8,905,037 shares of Company common stock, at an exercise price of $0.50 per share.

The fair values of the 840,336 June 2017 Warrants granted in conjunction with the June 2017 Secured Note Financing and the 1.25 million November 2017 Warrants granted in connection with the November 2017 Secured Note Financing (as discussed in Note 7) were estimated on the date of grant using the Black-Scholes option-pricing model.

The following is a summary of the Company’s warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining (Years)
Outstanding and exercisable – April 30, 2018	2,223,669	$5.02	2.57
Forfeited	-	-	-
Granted	8,905,037	0.50	5.0
Outstanding and exercisable – January 31, 2019	11,128,706	$1.09	4.34

The aggregate intrinsic value of the outstanding warrants was $5,497,687 at January 31, 2019.

10.	Revenue from Contracts with Customers

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

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type for the nine months ended January 31, 2019:

	For the Three Months Ended January 31, 2019	For the Nine Months Ended January 31, 2019
Oil sales	$309,381	$1,279,172
Natural gas sales	14,734	29,440
Royalty revenue	15,871	15,871
Total revenue from customers	$339,986	$1,324,483

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of January 31, 2019 or April 30, 2018.

11.	Contingency and Contractual Obligations

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

On January 30, 2014, the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating CAD $759,000 (approximately USD $574,000 as of January 31, 2019). The Company filed a defense and on October 20, 2014, it filed a summary judgment application stating that the landlord’s claim is barred, as it was commenced outside the two-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of CAD $665,000 (approximately USD $503,000 as of January 31, 2019). The applications were heard on June 25, 2015 and the court allowed both the Company’s summary judgment application and the landlord’s amendment application. Both of these orders were appealed though two levels of the Alberta courts and the appeals were dismissed at both levels. On October 4, 2018, the Company settled the dispute with the landlord in exchange for the issuance of 68,807 shares of Company common stock, satisfying the $75,000 liability related to the lease.

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

The Company’s prospects in Oklahoma are owned directly by the Company and indirectly through Spyglass Energy Group, LLC (“Spyglass”), a wholly owned subsidiary of Bandolier Energy, LLC (“Bandolier”). As of January 31, 2018, Bandolier became wholly-owned by the Company. Bandolier has a 75% working interest in an 87,754-acre concession in Osage County, Oklahoma. The remaining 25% working interest is held by the operator, Performance Energy, LLC. As discussed below, on January 31, 2019 Bandolier entered into Assignment of Net Profit Interest agreements (the “Assignment Agreements”), pursuant to which Bandolier assigned and transferred a 75% interest in profits in certain planned wells to investors.

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

Recent Developments

Horizon Subscription Agreement

On February 25, 2019, Company executed a Subscription Agreement, pursuant to which the Company purchased 145.454 membership units, or approximately 14.6% ownership, of Horizon Energy Acquisition, LLC (“Horizon”), a recently formed company focused on oil and gas exploration activities, for $400,000 (the “Acquisition of Interest”). In connection with Acquisition of Interest, the Company also executed the Limited Liability Company Agreement for Horizon, which provides the Company with the right to appoint one Manager to Horizon’s three-member Board of Managers. The Company appointed Mr. Cohen, the Company’s Executive Chairman, to the Board of Managers. Mr. Cohen purchased 36.363 membership units in Horizon in a separate transaction.

Creation of a New Series A Convertible Preferred Stock

On January 31, 2019, the Company filed the Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock (the “Series A COD”) with the Secretary of State for the State of Delaware – Division of Corporations, designating 500,000 shares of the Company’s preferred stock as Series A Convertible Preferred, par value $0.00001 per share (“Series A Preferred”), and each share with a stated value of $20.00 per share (the “Stated Value”). Shares of Series A Preferred are not entitled to dividends unless the Company elects to pay dividends to holders of its Common Stock. Shares of Series A Preferred rank senior to the Company’s Common Stock and Series B Cumulative Convertible Preferred Stock.

Holders of Series A Preferred have the right to vote, subject to a 9.999% voting limitation (which does not apply to Scot Cohen), on an as-converted basis with the holders of the Company’s Common Stock on any matter presented to the Company’s stockholders for their action or consideration; provided, however, that so long as shares of Series A Preferred remain outstanding, the Company may not, without first obtaining the affirmative consent of a majority of the shares of Series A Preferred outstanding, voting as a separate class, take the following actions: (i) alter or change adversely the power, preferences and rights provided to the holders of the Series A Preferred under the Series A COD, (ii) authorize or create a class of stock that is senior to the Series A Preferred, (iii) amend its Certificate of Incorporation so as to adversely affect any rights of the holders of the Series A Preferred, (iv) increase the number of authorized shares of Series A Preferred, or (v) enter into any agreements with respect to the foregoing.

Each share of Series A Preferred has a liquidation preference equal to the Stated Value plus all accrued and unpaid dividends. Each share of Series A Preferred is convertible into that number of shares of the Company’s Common Stock (“Conversion Shares”) equal to the Stated Value, divided by $0.40 per share (the “Conversion Price”), which conversion rate is subject to adjustment in accordance with the terms of the Series A COD; provided, however, that holders of the Series A Preferred may not convert their shares of Series A Preferred in the even that such conversion would result in such holder’s ownership exceeding 4.999% of the Company’s outstanding Common Stock (the “Ownership Limitation”), which Ownership Limitation may be increased up to 9.999% at the sole election of the holder (the “Maximum Percentage”); provided, however, that the Ownership Limitation and Maximum Percentage do not apply to Mr. Cohen. Holders of Series A Preferred may elect to convert shares of Series C Preferred into Conversion Shares at any time.

Pursuant to the original Series A COD, holders of the Series A Preferred may also require the Company to redeem all or any portion of such holder’s shares of Series A Preferred in the event of the occurrence of (i) a Triggering Event, as such term is defined in the Series A COD, at a price equal to the greater of (a) 115% of the Stated Value plus all accrued by unpaid dividends (the “Event Equity Value”) or (b) the Event Equity Value of the shares of Common Stock issuable as Conversion Shares; or (ii) a Change of Control, as such term is defined in the Series A COD, at a price equal to the greater of (a) the Event Equity Value or (b) the product of the Conversion Price and the VWAP of the Common Stock on the trading day immediately preceding the Change of Control. In addition, in the event of a Bankruptcy Event, as such term is defined in the Series A COD, the Company shall automatically be required to redeem all of the outstanding shares of Series A Preferred and all such underling shares at price equal to the Event Equity Value.

On March 13, 2019, the Series A COD was amended and restated in order to (i) decrease the Event Equity value to 100% of the Stated Value plus all accrued but unpaid dividends thereon through the date of payment, and (ii) remove the right of holders of the Series A Preferred to require the Company to redeem all or a portion of such holders’ Series A Preferred in the event of a Change of Control. Except for the forgoing changes, all other terms of the original Series A COD were unaffected by the amendment and restatement.

Series A Financing

On January 31, 2019 (the “Closing Date”), the Company sold and issued an aggregate of 178,101 units (“Units”), for an aggregate purchase price of $3,562,014.95, to certain accredited investors (the “New Investors”) pursuant to a Securities Purchase Agreement (“SPA”) and to certain debtholders (the “Debt Holders”) pursuant to Debt Conversion Agreements (the “Debt Conversion Agreements”) (the “Offering”). The sale of the Units resulted in net cash proceeds of approximately $2.7 million. The Units sold and issued in the Offering consisted of an aggregate of (i) 178,101 shares of the Company’s newly created Series A Preferred shares, convertible into 8,905,037 shares of the Company’s Common Stock, and (ii) five-year warrants to purchase 8,905,307 shares of Company’s Common Stock, at an exercise price of $0.50 per share. Pursuant to the Debt Conversion Agreement, the Debt Holders, consisting of Mr. Cohen and Fortis Oil & Gas, (“Fortis”) agreed to convert all outstanding debt owed to the Debt Holders, amounting to $300,000 and $321,836, respectively, into Units issued pursuant to the SPA. In addition to the conversion of outstanding debt, the Company and the Debt Holders also agreed to convert all accrued interest totaling $18,853 and $62,523, respectively.

The Offering resulted in net cash proceeds to the Company of approximately $2.7 million, which net proceeds do not include the amount of debt converted into Units by the Debt Holders. The Company currently intends to use the net proceeds to fund the drilling of ten additional development and exploration wells in its Osage County concession (the “New Drilling Program”), and a large exploration venture in the North Sea, United Kingdom with Horizon Energy Partners, LLC.

In connection with the Offering, on January 31, 2019 Bandolier Energy, LLC (“Bandolier”), a wholly owned subsidiary of the Company, entered into Assignment of Net Profit Interest agreements (the “Assignment Agreements”) with each of the New Investors and Debt Holders, pursuant to which (i) Bandolier assigned and transferred to the New Investors and Debt Holders a 75% interest in profits, if any, derived from the ten new wells the Company intends to drill pursuant to the New Drilling Program, payments of which shall be made to the New Investors and Debt Holders, pro rata, on a quarterly basis following the full completion of the New Drilling Program, and (ii) in the event the Company elects to drill additional wells on its Osage County concession in the next two years, the New Investors and Debt Holders shall have the right to participate in and fund the drilling and production of the next ten wells on the same terms and conditions set forth in the Assignment Agreements.

Senior Secured Debt Exchange

On January 31, 2019, the Company entered into agreements (the “Secured Debt Conversion Agreements”) with Petro Exploration Funding, LLC and Petro Exploration Funding II, LLC (together, the “Secured Debt Holders”), pursuant to which they agreed to convert approximately $2.3 million and $2.8 million, respectively, of outstanding senior secured debt (including accrued and unpaid interest) (the “Senior Secured Debt”) owed under the terms of their respective Senior Secured Promissory Notes into 116,374 and 140,130 shares of the Company’s newly created Series A Preferred, respectively (the “Senior Secured Debt Exchange”). As a result of the Senior Secured Debt Exchange, all indebtedness, liabilities and other obligations arising under the respective Senior Secured Promissory Notes were cancelled and deemed satisfied in full.

As additional consideration for the conversion of the Senior Secured Debt, the Company agreed to (i) reduce the exercise price of warrants issued to the Secured Debt Holders on June 15, 2017 and November 6, 2017 from $2.38 and $2.00, respectively, to $0.50 per share of Common Stock issuable upon the exercise of such warrants, and (ii) to extend the expiration date of such warrants to five years from the Closing Date.

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

Revenue Recognition

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” supersedes the revenue recognition requirements and industry-specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 on May 1, 2018, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Under the modified retrospective method, prior period financial positions and results will not be adjusted. The cumulative effect adjustment recognized in the opening balances included no significant changes as a result of this adoption. While the Company does not expect 2018 net earnings to be materially impacted by revenue recognition timing changes, Topic 606 requires certain changes to the presentation of revenues and related expenses beginning May 1, 2018. Refer to Note 10 – Revenue from Contracts with Customers for additional information.

The Company’s revenue is comprised revenue from exploration and production activities as well as royalty revenues related to a royalty interest agreement executed in February 2018. The Company’s oil is sold primarily to marketers, gatherers, and refiners. Natural gas is sold primarily to interstate and intrastate natural-gas pipelines, direct end-users, industrial users, local distribution companies, and natural-gas marketers. NGLs are sold primarily to direct end-users, refiners, and marketers. Payment is generally received from the customer in the month following delivery.

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

Income Tax Provision

The Company utilizes the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry-forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that the value of such assets will be realized.

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

Results of Operations

Results of Operations for the Three Months Ended January 31, 2019 Compared to Three Months Ended January 31, 2018

Oil Sales

During the three months ended January 31, 2019, the Company recognized $324,115 in oil and gas sales, compared to $250,877 for the three months ended January 31, 2018. The overall increase in sales of $73,238 is primarily due to the commencement of production in Osage County, Oklahoma and the acquisition of LBE Partners.

We have listed below the total production volumes and total revenue net to the Company for the three months ended January 31, 2019 and 2018.

	For the Three Months Ended January 31, 2019	For the Three Months Ended January 31, 2018
Oil volume (BBL)	11,664	4,620
Gas volume (MCF)	7,911	4,411
Volume equivalent (BOE)(1)	12,983	4,804
Revenue	$324,115	$250,877

(1) Assumes 6 Mcf of natural gas is equivalent to 1 barrel of oil.

Royalty Revenue

In connection with the Purchase and Exchange Agreement dated February 14, 2018 between Petro River and Red Fork Resources (“Red Ford”), a subsidiary of Horizon Energy, Petro River conveyed to Red Fork its 13.75% interest in the Mountain View Project and received a 64.70% interest from Red Fork in a new project in Kay County. Petro River also retained a 2% royalty interest in the membership interest conveyed to Red Fork in the Mountain View Project. In relation to this agreement, the Company recognized $15,871 in revenue during the three months ended January 31, 2019.

Lease Operating Expense

During the three months ended January 31, 2019, lease operating expense was $144,721, compared to $12,445 for the three months ended January 31, 2018. The overall increase in lease operating expense was primarily attributable to increased activity in the Company’s drilling activity in Osage County, Oklahoma and the acquisition of LBE Partners.

Impairment of Oil and Gas Assets

The Company assesses all items classified as unproved property on an annual basis for possible impairment. The Company assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: land relinquishment; intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. Significant changes in these factors could reduce our estimates of future net proceeds and accordingly could result in an impairment of our oil and gas assets. During the three months ended January 31, 2019 and 2018, the Company reviewed the oil and gas assets for impairment and recognized an impairment charge of $0 and $730,607, respectively.

General and Administrative Expense

General and administrative expense for the three months ended January 31, 2019 was $554,729, compared to $686,680 for the three months ended January 31, 2018. The decrease was primarily attributable to decreases in salaries and benefits and office and administrative expense, partially offset by an increase in professional fees. These changes are outlined below:

	For the Three Months Ended	For the Three Months Ended
	January 31, 2019	January 31, 2018
Salaries and benefits	$116,470	$149,082
Professional fees	338,477	300,946
Office and administrative	99,782	236,652
Total	$554,729	$686,680

Salaries and benefits included non-cash stock-based compensation of $78,971 for three months ended January 31, 2019, compared to $102,425 for the three months ended January 31, 2018. The decrease in stock-based compensation of $23,454 from the three months ended January 31, 2018 was due to fewer awards made during the current period. General and administrative expense decreased due to management’s commitment to substantially reduce expense.

Other Income (Expense)

During the three months ended January 31, 2019, the Company recognized $2,490,539 of net interest expense, compared to net interest expense of $50,173 for the three months ended January 31, 2018. The net interest expense for the three months ended January 31, 2019 included $1,808,744 and $172,863, which included the amortization of the debt discount and interest expense, respectively, related to the June 2017 $2.0 million and November 2017 $2.5 million Secured Note financings. In addition, in relation to the debt restructuring, during the three months ended January 31, 2019, the Company recognized additional interest expense of $508,931 related to the excess fair value of its derivative liabilities, and a loss on extinguishment of debt of $90,916. During the three months ended January 31, 2018, the Company recorded net interest income $199,211 accrued on the related party notes receivable. The net interest income was offset by $139,384 and $110,000, which were the accretion of the debt discount and interest expense, respectively, related to the June 2017 $2.0 million and November 2017 $2.5 million Secured Note financings.

Loss on Assumption of Pearsonia Interests

On November 6, 2017, the Company entered into Membership Interest Assignment with Pearsonia West Investments, LLC (“Pearsonia”), the owner of a 46.81% membership interest in Bandolier. Pursuant to the Membership Interest Assignment, the Company issued 1,466,667 shares of its common stock to Pearsonia in exchange for all membership interests in Bandolier held by Pearsonia, resulting in the Company acquiring an additional 46.81% stake in Bandolier’s 106,500-acre concession in Osage County, Oklahoma. Upon recording this transaction, the Company recorded a loss on assumption of $3,351,965 during the three months ended January 31, 2018.

Loss on Redetermination

On January 31, 2018, the Company entered into the Assignment Agreement with MegaWest Energy Kansas Corp. (“MegaWest”), whereby the Company transferred its MegaWest in exchange for MegaWest’s 50% membership interests in Bandolier then held by MegaWest (the “Exchange Transaction”). The Exchange Transaction followed the receipt by the Company of a notice of Redetermination of MegaWest’s assets, including MegaWest’s interest in Bandolier (the “MegaWest Assets”) conducted by Fortis. Upon execution of the agreement, the Company wrote-off the MegaWest Assets and recorded a loss of $11,914,204 during the three months ended January 31, 2018.

Results of Operations for the Nine Months Ended January 31, 2019 Compared to Nine Months Ended January 31, 2018

Oil Sales

During the nine months ended January 31, 2019, the Company recognized $1,308,612 in oil and gas sales, compared to $275,918 for the nine months ended January 31, 2018. The overall increase in sales of $1,032,694 is primarily due to the commencement of production in Osage County, Oklahoma and the acquisition of LBE Partners.

We have listed below the total production volumes and total revenue net to the Company for the nine months ended January 31, 2019 and 2018.

	For the Nine Months Ended	For the Nine Months Ended
	January 31, 2019	January 31, 2018
Oil volume (BBL)	24,859	4,978
Gas volume (MCF)	15,343	5,516
Volume equivalent (BOE)(1)	27,416	5,897
Revenue	$1,308,612	$275,918

(1) Assumes 6 Mcf of natural gas is equivalent to 1 barrel of oil.

Royalty Revenue

In connection with the Purchase and Exchange Agreement dated February 14, 2018 between Petro River and Red Fork, Petro River conveyed to Red Fork its 13.75% interest in the Mountain View Project and received a 64.70% interest from Red Fork in a new project in Kay County. Petro River also retained a 2% royalty interest in the membership interest conveyed to Red Fork in the Mountain View Project. In relation to this agreement, the Company recognized $15,871 in revenue during the nine months ended January 31, 2019.

Lease Operating Expense

During the nine months ended January 31, 2019, lease operating expense was $331,392, compared to $70,049 for the nine months ended January 31, 2018. The overall increase in lease operating expense was primarily attributable to increased activity in the Company’s drilling activity in Osage County, Oklahoma and acquisition of LBE Partners.

General and Administrative Expense

General and administrative expense for the nine months ended January 31, 2019 was $1,468,641, compared to $2,162,759 for the nine months ended January 31, 2018. The decrease was primarily attributable to decreases in salaries and benefits and office and administrative expense, partially offset by an increase in professional fees. These changes are outlined below:

	For the Nine	For the Nine
	Months Ended January 31, 2019	Months Ended January 31, 2018
Salaries and benefits	$507,367	$959,721
Professional fees	751,039	720,078
Office and administrative	210,235	482,960
Total	$1,468,641	$2,162,759

Salaries and benefits included non-cash stock-based compensation of $413,787 for nine months ended January 31, 2019, compared to $811,123 for the nine months ended January 31, 2018. The decrease in stock-based compensation of $397,336 from the nine months ended January 31, 2018, was due to fewer awards made during the current period. General and administrative expense decreased due to management’s commitment to substantially reduce expense.

Other Income (Expense)

During the nine months ended January 31, 2019, the Company recognized $3,107,865 of net interest expense, compared to interest income of $184,134 for the nine months ended January 31, 2018. The interest expense for the nine months ended January 31, 2019 included $2,139,250 and $459,683, which included the amortization of the debt discount and interest expense, respectively, related to the June 2017 $2.0 million and November 2017 $2.5 million Secured Note financings. In addition, during the nine months ended January 31, 2019, the Company recognized $75,000 of expense from a legal settlement. In addition, in relation to the debt restructuring, during the nine months ended January 31, 2019, the Company recognized interest expense of $508,931 related to the excess fair value of its derivative liabilities, and a loss on extinguishment of debt of $90,916. The income recorded in the 2018 period was attributable to $593,021 of interest income accrued on the related party notes receivable, which was offset by $224,000 and $184,887, the accretion of the debt discount and interest expense related to the June 2017 $2.0 million and November 2017 $2.5 million Secured Note Financings.

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

Loss on Redetermination

On January 31, 2018, the Company entered into the Assignment Agreement with MegaWest, whereby the Company transferred its interest in MegaWest in exchange for MegaWest’s membership interests in Bandolier. The Exchange Transaction followed the receipt by the Company of a notice of Redetermination of MegaWest’s Assets conducted by Fortis. Upon execution of the agreement, the Company wrote-off the MegaWest Assets and recorded a loss of $11,914,204.

Liquidity and Capital Resources

At January 31, 2019, the Company had working capital of $1,139,923, consisting of $2,320,964 of current assets and $1,181,041 of current liabilities.

As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. In addition, the Company has a limited operating history. At January 31, 2019, the Company had cash and cash equivalents of approximately $2.1 million. The Company’s primary source of operating funds since inception has been equity and note financings, as well as through the consummation of the Horizon Acquisition.

On January 31, 2019, the Company consummated the Series A Financing, pursuant to which the Company sold and issued an aggregate of 178,101 Units, for an aggregate purchase price of $3,562,015, to certain accredited investors pursuant to an SPA and to certain debtholders pursuant to Debt Conversion Agreements, resulting in net cash proceeds to the Company of approximately $2.7 million and the termination of the Cohen Loan Agreement and debt owed to Fortis. In addition, on January 31, 2019, the Company entered into the Secured Debt Conversion Agreements, pursuant to which Funding Corp. and Funding Corp. II converted all outstanding debt due to them under the June 2017 Secured Note and November 2017 Secured Note, together amounting to an aggregate of approximately $5.1 million, into shares of Series A Preferred. As a result, the Company increased its current assets and decreased its current liabilities significantly.

On June 18, 2018, the Company entered into a Loan Agreement with Scot Cohen (the “Cohen Loan Agreement”), the Company’s Executive Chairman, pursuant to which Mr. Cohen loaned the Company $300,000 at a 10% annual interest rate due September 30, 2018. On December 17, 2018, the maturity date of the Cohen Loan Agreement was extended to March 31, 2019. As noted above, the Cohen Loan Agreement was terminated on January 31, 2019 in exchange for the issuance of units, consisting of 15,000 share of Series A Preferred and warrants to purchase 750,000 shares of Company Common Stock sold and issued in the Series A Financing.

In June and November 2017, the Company consummated the Secured Note financings for an aggregate of $4.5 million, which Secured Notes accrued interest at a rate of 10% per annum and were scheduled to mature on June 13, 2020. On May 17, 2018, the parties executed an extension of the due date of the first interest payment due pursuant to each of the Secured Notes from June 1, 2018 to December 31, 2018. As consideration for the interest payment extension, the Company agreed to pay the holders an additional 10% of the interest due on June 1, 2018 on December 31, 2018. On December 17, 2018, the parties executed a second extension of the due date of the first interest payment due pursuant to each of the Secured Notes from December 31, 2018 to March 31, 2019. As a result of the Series A Financing discussed above, the outstanding balances of the Secured Notes were converted into shares of Series A Preferred.

The current level of working capital, along with results from operations, may be insufficient to maintain current operations as well as the planned added operations for the next 12 months. Management intends to raise additional capital through debt and equity instruments, if necessary, in order to execute its business and operating plans. Management can provide no assurances that the Company will be successful in any capital raising efforts. In order to conserve capital, from time to time, management may defer certain development activity.

Operating Activities

During the nine months ended January 31, 2019, cash used in operating activities was $406,709, compared to $969,530 used in operating activities during the nine months ended January 31, 2018. The Company incurred a net loss during the nine months ended January 31, 2019 of $4,095,264, compared to a net loss of $18,194,287 for the nine months ended January 31, 2018. For the nine months ended January 31, 2019, the net loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and accretion of asset retirement obligation, accretion of debt discount, derivative liabilities in excess of face value of equity instruments, loss on extinguishment of debt and loss on legal settlement. Cash used in operations was also influenced by changes in accounts receivable, accrued interest on notes receivable, prepaid expense and accounts payable and accrued expense. For the nine months ended January 31, 2018, the net loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and accretion of asset retirement obligation and the deferred tax liability. Cash used in operations was also influenced by changes in accounts receivable, accrued interest on notes receivable, prepaid expenses and accounts payable and accrued expenses.

Investing Activities

Investing activities during the nine months ended January 31, 2019 resulted in cash used of $786,960, compared to cash used of $3,067,215 during the nine months ended January 31, 2018. During the nine months ended January 31, 2019, the Company invested an additional $357,616 in Horizon Energy, compared to $379,418 in the comparable period in 2018. During the nine months ended January 31, 2018, the Company received proceeds of $1,553,884 from profits in its real estate rights. As a result of the Exchange Transaction entered into by and between the Company and MegaWest on January 31, 2018, the Company no longer has any interest in real estate rights, and thus did not receive any profits in real estate rights for the nine months ended January 31, 2019. During the nine months ended January 31, 2019, the Company incurred $568,030 of expenditures on oil and gas assets, compared to $2,116,602 for the nine months ended January 31, 2018. During the nine months ended January 31, 2019, the Company executed no new notes receivable agreements with related parties, compared to $1,558,501 during the corresponding period ended January 31, 2018. During the nine months ended January 31, 2019, the Company received cash of $138,686 from the acquisition of LBE Partners.

Financing Activities

Financing activities during the nine months ended January 31, 2019 resulted in cash provided of $3,340,180, compared to cash provided of $4,250,000 during the nine months ended January 31, 2018. During the nine months ended January 31, 2019, the Company received $2,640,179, $300,000 and $300,000 from the issuance of Series A Preferred stock and Warrants issued in connection with the Series A Financing, proceeds from a related party note payable and cash received from the acquisition of LBE Partners, respectively. During the nine months ended January 31, 2018, the Company received net proceeds of $4,250,000 from a related party note payable.

Capitalization

The number of outstanding shares of Company Common Stock and the number of shares that could be issued if all Common Stock equivalents are converted to shares is as follows:

As of	January 31, 2019	January 31, 2018
Convertible preferred shares	21,770,150	-
Common shares	17,938,540	17,309,809
Stock options	2,607,385	2,555,385
Stock purchase warrants	11,128,706	2,223,669
	53,444,781	22,088,863

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

To remediate the material weakness, the Company is developing a plan to design and implement the operation of our internal controls. Upon obtaining additional capital, the Company intends to hire additional accounting staff, and operations and administrative executives in the future to address its material weaknesses.

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

On January 30, 2014, the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating CAD $759,000 (approximately USD $574,000 as of January 31, 2019). The Company filed a defense and on October 20, 2014, it filed a summary judgment application stating that the landlord’s claim is barred, as it was commenced outside the two-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of CAD $665,000 (approximately USD $503,000 as of January 31, 2019). The applications were heard on June 25, 2015 and the court allowed both the Company’s summary judgment application and the landlord’s amendment application. Both of these orders were appealed though two levels of the Alberta courts and the appeals were dismissed at both levels. On October 4, 2018, the Company settled the dispute with the landlord in exchange for the issuance of 68,807 shares of Company Common Stock, satisfying the $75,000 liability related to the lease.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended April 30, 2018, filed on July 30, 2018. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of March 25, 2019, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a)
There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b)
There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s Board of Directors during the quarter ended January 31, 2019.

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
3.1
Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock, dated January 31, 2019 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed February 6, 2019)

3.2
First Amended and Restated Certificate and Restated Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock, dated March 13, 2019 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed March 18, 2019)

4.1	Form of Warrant, dated January 31, 2019 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed February 6, 2019)
10.1
Form of Securities Purchase Agreement, dated January 31, 2019 Debt Conversion Agreement by and between Petro River Oil Corp. and Scot Cohen, dated January 31, 2019 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed February 6, 2019)

10.2
Debt Conversion Agreement by and between Petro River Oil Corp. and Scot Cohen, dated January 31, 2019 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed February 6, 2019)

10.3
Debt Conversion Agreement by and between Petro River Oil Corp. and Fortis Oil & Gas, dated January 31, 2019 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed February 6, 2019)

10.4	Form of Assignment of Net Profit Interest, dated January 31, 2019 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed February 6, 2019)
10.5
Secured Debt Conversion Agreement by and between Petro River Oil Corp. and Petro Exploration Funding, LLC, dated January 31, 2019 (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed February 6, 2019)

10.6
Secured Debt Conversion Agreement by and between Petro River Oil Corp. and Petro Exploration Funding II, LLC, dated January 31, 2019 (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed February 6, 2019)

10.7	Subscription Agreement, dated February 25, 2019 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed February 27, 2019)
10.8	Horizon Energy Acquisition, LLC Limited Liability Company Agreement (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed February 27, 2019)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO RIVER OIL CORP.

	By:	/s/ Scot Cohen
	Name:	Scot Cohen
	Title:	Executive Chairman

	By:	/s/ David Briones
	Name:	David Briones
	Title	Chief Financial Officer
Date: March 25, 2019