Form 10-K
period 2019-04-30
Petro River Oil Corp.
filed 2019-08-13
CIK 1172298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2019
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

(469) 828-3900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	PTRC	OTC Pink Marketplace

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

As of October 31, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates was $13,778,575, based on the closing bid price of $1.06 per share on October 31, 2018, as reported on OTC Pink Marketplace.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2019
Common Stock, $0.00001 par value per share	17,938,540 shares

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

Effective September 24, 2018, the Company acquired a 66.67% membership interest in LBE Partners, LLC, a Delaware limited liability company (“LBE Partners”), from ICO Liquidating Trust, LLC, in exchange for 300,000 restricted shares of the Company’s common stock. LBE Partners has varying working interests in multiple oil and gas producing wells located in Texas.

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

Recent Developments

Horizon Subscription Agreement

On February 25, 2019, the Company executed a Subscription Agreement, pursuant to which the Company purchased 145.454 membership units in Horizon Energy Acquisition, LLC (“Horizon Acquisition”), representing an approximate 14.6% membership interest in Horizon Acquisition, for $400,000 (the “Acquisition of Interest”). Horizon Acquisition is a company focused on oil and gas exploration activities. As a result, the Company acquired an additional 5.63% working interest in an international, offshore exploration project in the North Sea, which is in addition to a 5.63% interest in the same project indirectly held by the Company through its investments in Horizon Energy.

In connection with the Acquisition of Interest, the Company also executed the Limited Liability Company Agreement for Horizon, which provides the Company with the right to appoint one Manager to Horizon Acquisition’s three-member Board of Managers. The Company appointed Mr. Cohen, the Company’s Executive Chairman, to the Board of Managers. Mr. Cohen purchased 36.363 membership units in Horizon Acquisition in a separate transaction, representing an approximate 3.6% membership interest.

Creation of a New Series A Convertible Preferred Stock

On January 31, 2019, the Company filed the Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock with the Secretary of State for the State of Delaware – Division of Corporations, which it thereafter amended on March 13, 2019 (collectively, the “Series A COD”). The Series A COD designates 500,000 shares of the Company’s preferred stock as Series A Convertible Preferred, par value $0.00001 per share (“Series A Preferred”), each share with a stated value of $20.00 per share.’ Shares of Series A Preferred are not entitled to dividends unless the Company elects to pay dividends to holders of its common stock. Shares of Series A Preferred rank senior to the Company’s common stock and Series B Cumulative Convertible Preferred Stock.

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

Each share of Series A Preferred has a liquidation preference equal to the Stated Value plus all accrued and unpaid dividends. Each share of Series A Preferred is convertible into that number of shares of the Company’s common stock (“Conversion Shares”) equal to the stated value, divided by $0.40 per share , which conversion rate is subject to adjustment in accordance with the terms of the Series A COD; provided, however, that holders of the Series A Preferred may not convert their shares of Series A Preferred in the event that such conversion would result in such holder’s ownership exceeding 4.999% of the Company’s outstanding common stock (the “Ownership Limitation”), which Ownership Limitation may be increased up to 9.999% at the sole election of the holder (the “Maximum Percentage”); provided, further, that the Ownership Limitation and Maximum Percentage do not apply to Mr. Cohen. Holders of Series A Preferred may elect to convert shares of Series C Preferred into Conversion Shares at any time.

Series A Financing

On January 31, 2019, the Company sold and issued an aggregate of 178,101 units of its securities, for an aggregate purchase price of $3,562,015, to certain accredited investors (the “New Investors”) pursuant to a Securities Purchase Agreement (“SPA”) and to certain debtholders (the “Debt Holders”) pursuant to Debt Conversion Agreements (the “Debt Conversion Agreements”) (the “Offering” and the “Series A Financing”). The sale of the units resulted in net cash proceeds of approximately $2.8 million. The units sold and issued in the Offering consisted of an aggregate of (i) 178,101 shares of the Company’s newly created Series A Preferred shares, convertible into 8,905,037 shares of the Company’s common stock, and (ii) five-year warrants to purchase 8,905,037 shares of Company’s common stock, at an exercise price of $0.50 per share. Pursuant to the Debt Conversion Agreements, the Debt Holders, consisting of Mr. Cohen and Fortis Oil & Gas (“Fortis”), agreed to convert all outstanding debt owed to the Debt Holders, amounting to $300,000 and $321,836, respectively, into units issued pursuant to the SPA. In addition to the conversion of outstanding debt, the Company and the Debt Holders also agreed to convert all accrued interest totaling $18,853 and $62,523, respectively.

The Offering resulted in net cash proceeds to the Company of approximately $2.8 million, which net proceeds do not include the amount of debt converted into units by the Debt Holders. The Company currently intends to use the net proceeds to fund the drilling of ten additional development and exploration wells in its Osage County concession (the “New Drilling Program”), and a large exploration venture in the North Sea, United Kingdom with Horizon Energy Partners, LLC.

In connection with the Offering, on January 31, 2019, Bandolier entered into Assignment of Net Profit Interest agreements (the “Assignment Agreements”) with each of the New Investors and Debt Holders, pursuant to which (i) Bandolier assigned and transferred to the New Investors and Debt Holders a 75% interest in profits, if any, derived from the ten new wells the Company intends to drill pursuant to the New Drilling Program, payments of which shall be made to the New Investors and Debt Holders, pro rata, on a quarterly basis following the full completion of the New Drilling Program, and (ii) in the event the Company elects to drill additional wells on its Osage County concession in the next two years, the New Investors and Debt Holders shall have the right to participate in and fund the drilling and production of the next ten wells on the same terms and conditions set forth in the Assignment Agreements.

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

As additional consideration for the conversion of the Senior Secured Debt, the Company agreed to (i) reduce the exercise price of warrants issued to the Secured Debt Holders on June 15, 2017 and November 6, 2017 from $2.38 and $2.00, respectively, to $0.50 per share of common stock issuable upon the exercise of such warrants, and (ii) to extend the expiration date of such warrants to five years from the Closing Date. The Company computed the fair value of the warrants directly preceding the modification and compared the fair value to that of the modified warrants with new terms. The fair value of the modified warrants was lower than the fair value of the warrants preceding the modification; therefore, no accounting treatment resulted from the modification.

Acquisition of Membership Interest in LBE Partners, LLC

On October 2, 2018, the Company, ICO and LBE, which owns various working interests in several oil and gas wells located in the Hardin oil field in Liberty, Texas, entered into a Membership Interest Purchase Agreement (the “LBE Purchase Agreement”), effective September 24, 2018, pursuant to which the Company purchased a 66.67% membership interest in LBE Partners from ICO in exchange for 300,000 shares of the Company’s common stock. Both ICO and LBE Partners are managed by Scot Cohen, the Company’s Executive Chairman.

Recent Oil Discoveries

In April of 2019, the Company successfully completed the West Blackland 3-35 well, in addition to the West Blackland 4-34, and South Red Eagle 1-34, located on its concession in Osage County, Oklahoma.

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

Leveraging our management experience. The Company’s executive team, along with Horizon Energy, the Company’s operating partner, has extensive and proven experience in the oil and gas industry. We believe that the experience of our executive team will help reduce the time and cost associated with drilling and completing exploration and development of our conventional assets and potentially increasing recovery. Collectively, our management team and engineering professionals identify and evaluate acquisition opportunities, negotiate and close purchases and manage acquired properties. Our key management team possesses an average of over thirty years of experience in oil and gas exploration and production in multiple resource plays, including exploration and production in the Company’s core regions of Osage, Oklahoma, Kay County, Oklahoma, Liberty, Texas and the North Sea.

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

Partnership with Horizon Energy. Following the acquisition of Horizon Investments, the Company has, through its now wholly-owned subsidiary Horizon Investment, a 14.52% ownership in Horizon Energy, which includes a portfolio of several domestic and international oil and gas assets consisting of highly prospective conventional plays diversified across project type, geographic location and risk profile, as well as access to a broad network of industry leaders. On February 25, 2019, the Company purchased approximately 14.6% direct interest in Horizon Energy Acquisition, LLC, an entity controlled by Horizon Energy which is focused on an international, offshore oil and gas exploration project in the North Sea.

Competitive Strengths

Financial flexibility. Our capital structure and high degree of operational control continue to provide us with significant financial flexibility. On January 31, 2019, we entered into a Senior Secured Debt Exchange whereby we converted all our outstanding debt, including interest, into Series A Preferred shares. Following this restructuring, we have no corporate debt, enabling us to make capital decisions with no restrictions imposed by debt covenants, lender oversight and/or mandatory repayment schedules. Additionally, in concert with our partner, Horizon Energy, we control the majority of our anticipated future net drilling locations, including the timing and selection of drilling locations as well as completion schedules. This allows us to modify our capital spending program depending on financial resources, leasehold requirements and market conditions.

Cost-efficient operators. In the past, our management team has shown an ability to drill wells in a cost-efficient way and to successfully integrate acquired assets without incurring significant increases in overhead.

History

The Company was originally incorporated under the Company Act (British Columbia) on February 8, 2000 under the name Brockton Capital Corp. We then changed our name to MegaWest Energy Corp. (“MegaWest”) effective February 27, 2010, before changing our name to Gravis Oil Corp. on June 20, 2011. On September 11, 2012, we re-organized under the laws of the State of Delaware. Prior to September 11, 2012, and at April 30, 2012, we were organized under the laws of Alberta, Canada.

Petro River Oil LLC (“Petro”), a wholly-owned subsidiary of MegaWest, was formed under the laws of the State of Delaware on March 3, 2011. Through proceeds received from the issuance of various promissory notes, on February 1, 2012, Petro purchased various interests in oil and gas leases, wells, records, data and related personal property located along the play in the state of Kansas (“Mississippi Assets”).  Effective December 23, 2015, Petro divested the Mississippi Assets. In connection with the divestiture, the assignee and purchaser of the Mississippi Assets agreed to pay outstanding liabilities, including unpaid taxes, and assume certain responsibilities to plug any abandoned wells. No cash consideration was paid for the interests.

Acquisition of Interest in Bandolier Energy LLC.

On May 30, 2014, the Company entered into a Subscription Agreement pursuant to which the Company was issued a 50% interest in Bandolier in exchange for a capital contribution of $5.0 million (the “Bandolier Acquisition”). In connection with the Bandolier Acquisition, the Company had the right to appoint a majority of the board of managers of Bandolier. The Company’s Executive Chairman was a manager of, and owned a 20% membership interest in, Pearsonia West Investment Group, LLC (“Pearsonia West”), a special purpose vehicle formed for the purpose of investing in Bandolier with the Company and Ranger Station, LLC (“Ranger Station”). Concurrent with the Bandolier Acquisition, Pearsonia West was issued a 44% interest in Bandolier for cash consideration of $4.4 million, and Ranger Station was issued a 6% interest in Bandolier for cash consideration of $600,000. In connection with Pearsonia West’s investment in Bandolier, the Company and Pearsonia West entered into an agreement, dated May 30, 2014, granting the members of Pearsonia West an option, exercisable at any time prior to May 30, 2017, to exchange their pro rata share of the Bandolier membership interests for shares of the Company’s common stock, at a price of $16.00 per share, subject to adjustment (the “Option”). The Option was never exercised by the members of Pearsonia West. On November 6, 2017, the Company acquired all of Pearsonia West’s interest in Bandolier for 1,466,667 shares of the Company’s common stock and thereafter owned 100% interest in Bandolier.

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

Subsequent to the initial capitalization of Bandolier, Bandolier acquired, for $8,712,893 less a $407,161 claw back, all of the issued and outstanding equity of Spyglass, the owner of oil and gas leases, leaseholds, lands, and options and concessions thereto located in Osage County, Oklahoma. Spyglass controlled a significant contiguous oil and gas acreage position in Northeastern Oklahoma, consisting of 87,754 acres, with substantial original oil in-place, stacked reservoirs, as well as exploratory and development opportunities that could be accessed through both horizontal and vertical drilling. Significant infrastructure was already in place, including 32 square miles of 3-D seismic, 3 phase power, a dedicated sub-station as well as multiple oil producing horizontal wells.

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

Acquisition and Dilution of Horizon Investments.

On December 1, 2015, the Company entered into a conditional purchase agreement with Horizon Investments (as amended, the “Purchase Agreement”), pursuant to which the Company acquired, on May 3, 2016, (i) a 20% membership interest in Horizon Energy; (ii) three promissory notes issued by the Company to Horizon Investments in the aggregate principal amount of $1.6 million (the “Horizon Notes”); (iii) approximately $690,000 held in escrow pending closing under the Purchase Agreement (the “Closing Proceeds”); and (iv) certain bank, investment and other accounts maintained by Horizon Investments, in an amount which, together with the principal amount of the Horizon Note and the Closing Proceeds, totaled not less than $5.0 million (collectively, the “Purchased Assets”). The consideration for the Purchased Assets was 11,564,249 shares of the Company’s common stock, $0.00001 par value (“Common Stock”), which shares were issued to Horizon Investments at closing.

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

Acquisition of Membership Interest in LBE Partners, LLC

On October 2, 2018, the Company, ICO and LBE, which owns various working interests in several oil and gas wells located in the Hardin oil field in Liberty, Texas, entered into the LBE Purchase Agreement pursuant to which the Company purchased a 66.67% membership interest in LBE.

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

Employees

At April 30, 2019, we employed four full-time employees and two part-time employees. We also retained several consultants to provide both operational, investor relations and marketing support.

Geographical Area of the Company’s Business

The principal market that we compete in is the North American and Western Europe. The Company is currently contemplating expansion into additional international energy markets via its investments in Horizon Energy.

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

In 2015, we purchased certain assets to produce gasoline-like liquid and high-purity hydrogen from natural gas, at low temperature and at low pressure, as well as to reduce the methane from coal mines and other wells. The purchased assets require additional capital or a strategic partner in order to develop. Management currently intends to defer development of these assets while it focuses on its drilling activities. No assurances can be given that the Company will be able to successfully raise sufficient capital to develop the assets, or otherwise find a strategic or development partner to develop the same. In addition, the purchased assets are in the development stage and are unproven, and no assurances can be given that we will be able to commercialize the assets.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have received a limited amount of revenue from operations and have limited assets. To date, we have acquired certain interests in oil and gas properties, but have only recently developed and commenced production of wells drilled on those properties. Furthermore, although we have announced additional oil field discoveries in the last year with the potential to generate commercial revenue, there can be no assurance that they will yield significant production. We have a limited operating history. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate additional recoverable reserves or operate on a profitable basis. Since we are principally in the exploration stage, with minimal development and production activities, potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment.

Our independent auditors’ report for the fiscal years ended April 30, 2019 and 2018 have expressed doubts about our ability to continue as a going concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in our audited annual financial statements as of and for the years ended April 30, 2019 and 2018 our independent auditors included a note to our financial statements regarding concerns about our ability to continue as a going concern. The Company has incurred recurring losses and has generated limited revenue since inception. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about the ability to continue as a going concern. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

Because we are small and have a limited amount of capital, we may have to limit our exploration and development activity, which may result in a loss of your investment.

Because we are small and our capital available for operations is limited, we must limit our exploration and development activity. As such, we may not be able to complete an exploration and development program that is as thorough as we would like. In that event, existing reserves may go undiscovered and undeveloped. Without additional capital, we cannot generate sufficient revenue and you may lose your investment.

We had cash and cash equivalents at April 30, 2019 and 2018 of $1,214,858 and $47,330, respectively. At April 30, 2019, we had working capital of approximately $170,000. We are dependent on obtaining, and are continuing to pursue, the necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue our operations. Without adequate funding, we may not be able to meet our obligations. To further develop the Company’s assets, management currently intends to raise additional capital through debt and equity instruments.

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

We are and will continue to be subject to various operating and other casualty risks that could result in liability exposure or the loss of production and revenue.

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

Our business is subject to certain federal, state and local laws and regulations on taxation, the exploration for, and development, production and marketing of, oil and natural gas, and environmental and safety matters. Many laws and regulations require drilling permits and govern the spacing of wells, rates of production, prevention of waste and other matters. These laws and regulations have increased the costs of our operations. In addition, these laws and regulations, and any others that are passed by the jurisdictions where we have production, could limit the total number of wells drilled or the allowable production from successful wells, which could limit our revenue.

Our interests in the Horizon Entities could be adversely affected as a result of Britain’s vote to leave the European Union.

In June 2016 the United Kingdom voted to exit the European Union (“EU”).  This event is now popularly referred to as “Brexit”. The Company has exposure to Brexit through its investment in Horizon Energy and Horizon Energy Acquisition, LLC (collectively, "Horizon Entities").  While management considers the risk relating to Brexit from licenses held by the Horizon Entities not to be significant, including from certain supplies for UK licenses which are obtained from European Union suppliers outside of the UK, there is a possibility for either customs-related delays or tariffs. In addition, should Brexit create a reduction in the value of the British Pound Sterling against the US Dollar, such a result may have an impact on future revenue and expense.  While management acknowledges that Brexit does present some risk to its business in the UK, these risks are manageable, and the resulting impact is unlikely to have a material impact on the Company.

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

We generated total revenue of $1,622,077 and $723,409 for the years ended April 30, 2019 and 2018, respectively, generated from oil and gas sales. In addition, we recorded royalty revenue of $23,093 and $0 for the years ended April 30, 2019 and 2018, respectively. We incurred a net loss of $5,501,966 and $20,337,681 for the years ended April 30, 2019 and 2018, respectively. To date, we have acquired interests in oil and gas properties, but have only recently developed and commenced production of wells drilled on those properties. Furthermore, although we have announced additional oil field discoveries in the last year with the potential to generate commercial revenue, there can be no assurance that they will yield significant production. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenue and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives, and the failure to achieve such goals would have an adverse impact on us.

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

We may issue preferred stock in the future with rights senior to our common stock, and the terms of the preferred stock may reduce the value of your common stock.

We are authorized to issue up to 5,000,000 shares of preferred stock in one or more series, of which, 29,500 shares of have been designated as Series B Convertible Preferred Stock and 500,000 shares have been designated as Series A Convertible Preferred Stock. Our Board of Directors may determine the terms of future preferred stock offerings without further action by our stockholders. If we issue additional share of preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. Preferred stock terms may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions.

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

In May 2017, Bandolier discovered a new oil field with the successful drilling of the W. Blackland 1-3 and S. Blackland 2-11 exploration wells. On December 15, 2017, the Company received permits from the Bureau of Indian Affairs to drill eight additional wells in the W. Blackland Field, which were successfully completed in April 2018. The Company has received additional permits, and is currently in the process of drilling an additional two wells. Our W. Blackland concessions are currently producing, and, with the drilling of additional wells, we anticipate substantially increasing revenue throughout the remainder of the current fiscal year.

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

On July 24, 2018, the Company announced the successful drilling of the Arsaga 25-2 exploration well, located on its concession in Osage County, Oklahoma.  In April of 2019, the Company successfully completed the West Blackland 3-35 well, in addition to the West Blackland 4-34, and South Red Eagle 1-34, located on its concession in Osage County, Oklahoma.

In addition to our current development plans, within our current 3-D seismic data, additional structures in Osage County have been identified. The Company plans to drill seven additional wells in calendar years 2019 & 2020: three in the N. Blackland Field, three in the Arsaga structure and one in the Section 13 structure. The Company anticipates drilling these wells out of cash flows from current production of its existing wells.

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

As discussed above, in connection with the Series A Financing, Bandolier entered into Assignment Agreements with each of the New Investors and Debt Holders, pursuant to which (i) Bandolier assigned and transferred to the New Investors and Debt Holders a 75% interest in profits, if any, derived from the ten new wells the Company plans to drill in the Osage County concession in 2019, payments of which shall be made to the New Investors and Debt Holders, pro rata, on a quarterly basis following the full completion of the New Drilling Program, and (ii) in the event the Company elects to drill additional wells on its Osage County concession in the next two years, the New Investors and Debt Holders shall have the right to participate in and fund the drilling and production of the next ten wells on the same terms and conditions set forth in the Assignment Agreements.

In connection with each of the $2.0 million and $2.5 million secured note financings consummated on June 13, 2017 and November 6, 2017, respectively, the Company issued an overriding royalty interest equal to 2% in all production from the Company’s interest in the Company’s concessions located in Osage County, Oklahoma.

As a result of the above transactions, the Company currently has approximately $4.7 million in oil and gas assets in Osage County.

Horizon Energy

Horizon Energy Acquisition. On May 3, 2016, the Company consummated the acquisition of Horizon Investments. As a result of the acquisition, the Company acquired: (i) a 20% membership interest in Horizon Energy; (ii) three promissory notes issued by the Company to Horizon Investments in the aggregate principal amount of $1.6 million (the “Horizon Notes”); (iii) approximately $690,000 (the “Closing Proceeds”); and (iv) certain bank, investment and other accounts maintained by Horizon Investments, in an amount which, together with the principal amount of the Horizon Note and the Closing Proceeds, totaled not less than $5.0 million (collectively, the “Purchased Assets”) (the “Horizon Acquisition”). The Horizon Acquisition was completed in accordance with the terms and conditions set forth in the Conditional Purchase Agreement first entered into by the Company and Horizon Investments on December 1, 2015 (the “Purchase Agreement”). Also, on the May 3, 2016, the Company and Horizon Investments entered into an amended and restated Purchase Agreement, pursuant to which the Company agreed to provide for additional advances by Horizon Investments to the Company.

As consideration for the Horizon Acquisition, and in accordance with the Purchase Agreement, as amended, the Company issued 11,564,249 shares of its common stock to Horizon Investments on the Closing Date, which amount included 1,395,916 additional shares of common stock in consideration for the additional cash, receivables and other assets reflected on Horizon Investment’s balance sheet on the May 3, 2016.

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

LBE Partners LLC

Effective on September 24, 2018, the Company acquired a 66.67% membership interest in LBE Partners from ICO in exchange for 300,000 restricted shares of the Company’s common stock. LBE Partners has varying working interest in multiple oil and gas producing wells located in the Hardin Field, Texas.

As a result of the above transactions, the Company currently has approximately $1.2 million in oil and gas assets in Texas.

Operational and Project Review

The following table summarizes the costs incurred in oil and gas property acquisition, exploration, and development activities for the Company for the years ended April 30, 2019 and 2018:

Cost	Oklahoma	Texas	Larne Basin	Other (1)	Total
Balance, May 1, 2017	$1,232,192	$-	$761,444	$100,000	$2,093,636
Additions	3,665,851	-	-	-	3,665,851
Depreciation, depletion and amortization	(146,141)	-	-	-	(146,141)
Impairment of oil and gas assets	(972,488)	-	(761,444)	-	(1,733,932)
Balance, April 30, 2018	3,779,414	-	-	100,000	3,879,414
Additions	1,307,720	2,431,419	-	-	3,739,139
Depreciation, depletion and amortization	(380,873)	(283,974)	-	-	(494,295)
Impairment of oil and gas assets	-	(984,774)	-	-	(664,847)
Balance, April 30, 2019	$4,706,261	$1,162,707	$-	$100,000	$5,968,968

(1)
Other property consists primarily of four, used steam generators and related equipment that will be assigned to future projects. As of April 30, 2019 and 2018, management concluded that impairment was not necessary as all other assets were carried at salvage value.

For the year ended April 30, 2019, the Company recognized an impairment charge of $984,774 on the Texas assets. For the year ended April 30, 2018, the Company performed a ceiling test and recognized impairment charges of $972,488 on the Oklahoma assets. In addition, the Company recognized an impairment charge of $761,444 on the Larne Basin assets.

Oil Wells, Properties, Operations, and Acreage

The following table sets forth the number of oil wells in which we held a working interest as of April 30, 2019 and 2018:

	Producing				Non-Producing
	April 30, 2019		April 30, 2018		April 30, 2019		April 30, 2018
	Gross	Net	Gross	Net	Gross	Net	Gross	Net

Osage County, OK	15	15	12	12	56	56	42	42
Kay County, OK	-	-	-	-	-	-	-	-
Texas	3	3	-	-	10	10	-	-
Total	18	18	12	12	66	66	42	42

The following table sets forth the lease acreage we have an interest in, by area, as of April 30, 2019 and 2018:

Project Areas	April 30, 2019		April 30, 2018
	Gross	Net	Gross	Net

Larne Basin	-	-	-	-
Kern County	-	-	-	-
Osage County, OK	87,754	65,816	87,754	65,816
Kay County, OK	-	-	-	-
Texas (1)	9,685	8,681	-	-
Total	97,439	74,497	87,754	65,816

(1)	Management concluded that as of April 30, 2019, the Texas assets were impaired by $984,774.

Oil and Natural Gas Reserves

Oil and natural gas information is provided in accordance with ASC Topic 932 - “Extractive Activities - Oil and Gas.”

The Company had approximately $5.9 million and $9.9 million in proven and probable oil and gas reserves as of April 30, 2019 and 2018, respectively. For the year ended April 30, 2019 the reports by Cawley, Gillespie & Associates (“CGA”) covered 100% of the Company’s oil reserves.

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

	For the Years Ended April 30,
	2019	2018
Production volumes:
Oil (Bbls)	29,935	12,054
Natural gas (Mcf)	22,802	5,893
Total (Boe)	33,735	13,036
Average realized prices:
Oil (per Bbl)	$52.66	$59.16
Natural gas (per Mcf)	$2.00	$1.75
Total per Boe	$48.08	$55.49
Average production cost:
Total per Boe	$12.34	$1.41

Drilling and Other Exploratory and Development Activities

Osage County, OK. The Company plans to drill seven additional wells in 2019: three in the N. Blackland Field, three in the Arsaga structure and one in the Section 13 structure. Each well will cost the Company approximately $200,000. The Company anticipates drilling these wells out of funds received in connection with the Series A Financing as well as cash flows from current production of its existing wells.

Liberty, Texas – In September 2018, the Company acquired a 66.67% membership interest in LBE Partners. LBE Partners has varying working interests in multiple oil and gas producing wells located in the Hardin Field in Texas. The Company currently anticipates that this acquisition will provide additional positive cashflow to the Company and increase its oil and gas asset portfolio.

The Company’s Direct Working Interest Projects

Pearsonia West – Osage County, Oklahoma. The Company is pursuing its core strategy in this well-known basin, drilling vertical wells in relatively shallow conventional legacy reservoirs using modern 3-D seismic surveys. The Company has acquired approximately 87,754 acres in Osage County in an area that was the focus of a deeper horizontal play and is reprocessing 36 square miles of 3-D seismic data to refocus on a shallow (3,000 to 4,000 ft.) vertical program. The Company is targeting the Mississippian-aged Chat formation and Pennsylvanian-aged formations. Pearsonia West is a low-cost conventional project surrounded by 800 million barrels of historical production. The Company plans to drill up to 10 vertical development wells this year at a cost of $200,000 per well, and up to 3 exploration wells at a cost of $200,000 per well. The Company has drilled three development wells as of July 30, 2019.

Kay County, Oklahoma - In February 2018, the Company, through an exchange transaction and no cash consideration, acquired a 55% interest in an exploration project in Kay County, Oklahoma, the county adjoining and just to the west Osage County, the Company’s current core area. The acquisition included rights to newly reprocessed 50 square mile 3D seismic survey. The primary exploration objectives are the Pennsylvanian-aged Red Fork channels. Historically these have been prolific producers in nearby fields.

Horizon Energy Projects

Denmark Offshore. The Denmark project is a prospective, underexplored oil basin on trend with the major oil and gas fields offshore in Norway and the United Kingdom. We are currently evaluating the four licenses awarded in the year ended April 30, 2018 to Ardent Oil Denmark (“Ardent”) (Horizon Energy owns 50% of Ardent). Horizon Energy is in the process of interpreting the high-quality 3-D seismic survey we acquired last year. Ardent will thereafter commence marketing efforts to farm-out the prospect to a major oil company. The other three licenses are being high-graded and are in various stages of evaluation.

Dorset, U.K. Onshore. The Dorset project is south of and adjacent to the giant Wytch Farm oil field, the largest onshore oil field in Western Europe, which has produced approximately 500 million barrels of oil and 175 billion cubic feet of natural gas since production first began in 1979. Horizon Energy was recently awarded two onshore blocks. Seven wells were previously drilled within the license area, including the first UK offshore well in 1963 on Lulworth Banks. Six of these wells encountered oil or gas shows and three flowed oil or gas on test. A new 3-D seismic survey is planned in calendar year 2019 over new blocks to more clearly image prospects/leads identified on older 2-D data.

Horizon Energy Acquisition, LLC

North Sea U.K. ("The U.K. Project"). The U.K. Project includes three (3) Seaward Production Licenses (P2300, P2329, and P2427, collectively, the "Licenses"), encompassing approximately 455,000 net acres with the potential of being awarded a fourth license adjacent to the Licenses comprising approximately 150,000 net acres. These licenses are located in the heart of a large Zechstein and Carboniferous exploration trend on the Mid North Sea High in the UK southern North Sea. Horizon Energy is in the process of sponsoring a new3-D seismic survey to be acquired commencing in the early 2nd quarter of 2019 covering the Mid North Sea High area.  Petro River has a 14.52% direct interest in Horizon Energy Acquisition.

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

On January 30, 2014, the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating CAD $759,000 (approximately USD $564,000 as of April 30, 2019). The Company filed a defense and on October 20, 2014, it filed a summary judgment application stating that the landlord’s claim is barred, as it was commenced outside the 2-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of CAD $665,000 (approximately USD $494,000 as of April 30, 2019). The applications were heard on June 25, 2015 and the court allowed both the Company’s summary judgment application and the landlord’s amendment application. Both of these orders were appealed though two levels of the Alberta courts and the appeals were dismissed at both levels. The net effect is that the landlord's claim for loss of prospective rent is to proceed. On October 4, 2018, the Company and the landlord entered into a settlement agreement under which all actions by the landlord and the Company were dismissed for a payment by the Company to the landlord of 68,807 shares of its common stock.

(b) In September 2013, the Company was notified by the Railroad Commission of Texas (the “Railroad Commission”) that the Company was not in compliance with regulations promulgated by the Railroad Commission. The Company was therefore deemed to have lost its corporate privileges within the State of Texas, and as a result, all wells within the state would have to be plugged. The Railroad Commission therefore collected $25,000 from the Company, which was originally deposited with the Railroad Commission, to cover a portion of the estimated costs of $88,960 to plug the wells. In addition to the above, the Railroad Commission also reserved its right to separately seek any remedies against the Company resulting from its noncompliance.

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

(d) MegaWest Energy Missouri Corp. (“MegaWest Missouri”), a wholly owned subsidiary of the Company, is involved in two cases related to oil leases in West Central, Missouri. The first case (James Long and Jodeane Long v. MegaWest Energy Missouri and Petro River Oil Corp., case number 13B4-CV00019) is a case for unlawful detainer, pursuant to which the plaintiffs contend that the MegaWest Missouri oil and gas lease has expired and MegaWest Missouri is unlawfully possessing the plaintiffs’ real property by asserting that the leases remain in effect. The case was originally filed in Vernon County, Missouri on September 20, 2013. MegaWest Missouri filed an Answer and Counterclaims on November 26, 2013, and the plaintiffs filed a motion to dismiss the counterclaims. MegaWest Missouri filed a motion for Change of Judge and Change of Venue and the case was transferred to Barton County, Missouri. The court granted the motion to dismiss the counterclaims on February 3, 2014.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock trade in the United States on the OTC Pink Marketplace under the symbol “PTRC.”

Holders

As of August 12, 2019, we had 166 holders of record of our registered common stock, and our common stock had a closing bid price of $0.30 per share.

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

Effective September 24, 2018, the Company acquired a 66.67% membership interest in LBE Partners, LLC, a Delaware limited liability company (“LBE Partners”), from ICO Liquidating Trust, LLC, in exchange for 300,000 restricted shares of the Company’s common stock. LBE Partners has varying working interests in multiple oil and gas producing wells located in Texas.

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

Recent Developments

Horizon Subscription Agreement

On February 25, 2019, the Company executed a Subscription Agreement, pursuant to which the Company purchased 145.454 membership units in Horizon Energy Acquisition, LLC (“Horizon Acquisition”), representing an approximate 14.6% membership interest in Horizon Acquisition, for $400,000 (the “Acquisition of Interest”). Horizon Acquisition is a company focused on oil and gas exploration activities. As a result, the Company acquired an additional 5.63% working interest in an international, offshore exploration project in the North Sea, which is in addition to an 5.63% interest in the same project indirectly held by the Company through its investments in Horizon Energy.

In connection with the Acquisition of Interest, the Company also executed the Limited Liability Company Agreement for Horizon, which provides the Company with the right to appoint one Manager to Horizon Acquisition’s three-member Board of Managers. The Company appointed Mr. Cohen, the Company’s Executive Chairman, to the Board of Managers. Mr. Cohen purchased 36.363 membership units in Horizon Acquisition in a separate transaction, representing an approximate 3.6% membership interest.

Creation of a New Series A Convertible Preferred Stock

On January 31, 2019, the Company filed the Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock with the Secretary of State for the State of Delaware – Division of Corporations, which it thereafter amended on March 13, 2019. The Series A COD designates 500,000 shares of the Company’s preferred stock as Series A Preferred, each share with a stated value of $20.00 per share. Shares of Series A Preferred are not entitled to dividends unless the Company elects to pay dividends to holders of its common stock. Shares of Series A Preferred rank senior to the Company’s common stock and Series B Cumulative Convertible Preferred Stock.

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

Each share of Series A Preferred has a liquidation preference equal to the Stated Value plus all accrued and unpaid dividends. Each share of Series A Preferred is convertible into that number of shares of the Company’s common stock (“Conversion Shares”) equal to the Stated Value, divided by $0.40 per share, which conversion rate is subject to adjustment in accordance with the terms of the Series A COD; provided, however, that holders of the Series A Preferred may not convert their shares of Series A Preferred in the event that such conversion would result in such holder’s ownership exceeding 4.999% of the Company’s outstanding common stock, which Ownership Limitation may be increased up to 9.999% at the sole election of the holder; provided, further, that the Ownership Limitation and Maximum Percentage do not apply to Mr. Cohen. Holders of Series A Preferred may elect to convert shares of Series C Preferred into Conversion Shares at any time.

Series A Financing

On January 31, 2019, the Company sold and issued an aggregate of 178,101 units of its securities, for an aggregate purchase price of $3,562,015, to New Investors to an SPA and to certain Debt Holders pursuant to Debt Conversion Agreements. The sale of the units resulted in net cash proceeds of approximately $2.7 million. The units sold and issued in the Offering consisted of an aggregate of (i) 178,101 shares of the Company’s newly created Series A Preferred shares, convertible into 8,905,037 shares of the Company’s common stock, and (ii) five-year warrants to purchase 8,905,037 shares of Company’s common stock, at an exercise price of $0.50 per share. Pursuant to the Debt Conversion Agreements, the Debt Holders, consisting of Mr. Cohen and Fortis, agreed to convert all outstanding debt owed to the Debt Holders, amounting to $300,000 and $321,836, respectively, into units issued pursuant to the SPA. In addition to the conversion of outstanding debt, the Company and the Debt Holders also agreed to convert all accrued interest totaling $18,853 and $62,523, respectively.

The Offering resulted in net cash proceeds to the Company of approximately $2.7 million, which net proceeds do not include the amount of debt converted into units by the Debt Holders. The Company currently intends to use the net proceeds to fund the drilling of ten additional development and exploration wells in its Osage County concession and a large exploration venture in the North Sea, United Kingdom with Horizon Energy Partners, LLC.

In connection with the Offering, on January 31, 2019 Bandolier entered into Assignment Agreements with each of the New Investors and Debt Holders, pursuant to which (i) Bandolier assigned and transferred to the New Investors and Debt Holders a 75% interest in profits, if any, derived from the ten new wells the Company intends to drill pursuant to the New Drilling Program, payments of which shall be made to the New Investors and Debt Holders, pro rata, on a quarterly basis following the full completion of the New Drilling Program, and (ii) in the event the Company elects to drill additional wells on its Osage County concession in the next two years, the New Investors and Debt Holders shall have the right to participate in and fund the drilling and production of the next ten wells on the same terms and conditions set forth in the Assignment Agreements.

Senior Secured Debt Exchange

On January 31, 2019, the Company entered into the Secured Debt Conversion Agreements with the Secured Debt Holders, pursuant to which they agreed to convert approximately $2.3 million and $2.8 million, respectively, of outstanding Senior Secured Debt (including accrued and unpaid interest) owed under the terms of their respective Senior Secured Promissory Notes into 116,503 and 140,799 shares of the Company’s newly created Series A Preferred, respectively. As a result of the Senior Secured Debt Exchange, all indebtedness, liabilities and other obligations arising under the respective Senior Secured Promissory Notes were cancelled and deemed satisfied in full.

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

Acquisition of Membership Interest in LBE Partners, LLC

On October 2, 2018, the Company, ICO and LBE, which owns various working interests in several oil and gas wells located in the Hardin oil field in Liberty, Texas, entered into the LBE Purchase Agreement, effective September 24, 2018, pursuant to which the Company purchased a 66.67% membership interest in LBE Partners from ICO in exchange for 300,000 shares of the Company’s common stock. Both ICO and LBE Partners are managed by Scot Cohen, the Company’s Executive Chairman.

Financial Condition and Results of Operations

For the Years Ended April 30, 2019 and 2018:

Oil and Natural Gas Sales

During the year ended April 30, 2019, the Company recognized $1,622,077 in oil and gas sales, and revenue from royalty interests, compared to $723,409 for the year ended April 30, 2018. The overall increase in sales of $898,668 is primarily due to the commencement of production in Osage County, Oklahoma in addition to the acquisition of LBE. While no assurances can be given, the Company anticipates increasing revenue in subsequent quarters as a result of the Company’s discoveries in Osage County, Oklahoma and revenue resulting from the Company’s drilling program for calendar year 2019.

We have listed below the total production volumes and total revenue net to the Company for the years ended April 30, 2019 and 2018.

	For the Year Ended April 30, 2019	For the Year Ended April 30, 2018
Oil volume (BBL)	29,935	12,054
Gas volume (MCF)	22,802	5,893
Volume equivalent (BOE)(1)	33,735	13,036
Revenue	$1,622,077	$723,409

(1) Assumes 6 Mcf of natural gas is equivalent to 1 barrel of oil.

Royalty Revenue

In connection with the Purchase and Exchange Agreement dated February 14, 2018 between Petro River and Red Fork Resources (“Red Ford”), a subsidiary of Horizon Energy, Petro River conveyed to Red Fork its 13.75% interest in the Mountain View Project and received a 64.70% interest from Red Fork in a new project in Kay County. Petro River also retained a 2% royalty interest in the membership interest conveyed to Red Fork in the Mountain View Project. In relation to this agreement, the Company recognized $23,093 in revenue during the year ended April 30, 2019.

Lease Operating Expenses

During the year ended April 30, 2019, lease operating expense was $416,445, compared to lease operating expenses of $127,814 for the year ended April 30, 2018. The overall increase in lease operating expense of $288,631 was primarily attributable to increased activity in the Company’s drilling activity in Osage County, Oklahoma and the acquisition of LBE.

Depreciation, Depletion and Accretion

During the year ended April 30, 2019, depreciation, depletion and accretion expense was $683,163, compared to depreciation, depletion and accretion expense of $157,386 for the year ended April 30, 2018. The overall increase in depreciation, depletion and accretion expense of $525,777 was primarily attributable to increased activity in the Company’s drilling activity in Osage County, Oklahoma and the acquisition of LBE.

Impairment of Oil and Gas Assets

The Company assesses all items classified as unproved property on an annual basis for possible impairment. The Company assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: land relinquishment; intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. Significant changes in these factors could reduce our estimates of future net proceeds, and accordingly could result in an impairment of our oil and gas assets. During the year ended April 30, 2019, the Company reviewed the oil and gas assets for impairment and recognized an impairment charge of $984,774 on the Texas properties. During the year ended April 30, 2018, the Company reviewed the oil and gas assets for impairment and recognized an impairment charge of $1,733,932 on the Oklahoma properties.

General and Administrative Expense

General and administrative expense for the year ended April 30, 2019 was $1,727,670, compared to $3,644,751 for the year ended April 30, 2018. The decrease was primarily attributable to decreases in salaries and benefits, and office and administrative expenses. These changes are outlined below:

	For the Year Ended	For the Year Ended
	April 30, 2019	April 30, 2018
Salaries and benefits	$628,752	$1,109,190
Professional fees	845,761	1,980,152
Office and administrative	253,157	555,409
Total	$1,727,670	$3,644,751

Salaries and benefits include non-cash stock-based compensation of $497,672 for year ended April 30, 2019, compared to $906,591 for the year ended April 30, 2018. The decrease in stock-based compensation of $408,919 from the prior year was due to fewer awards made during the current period. General and administrative expense decreased due to management’s commitment to substantially reduce expense. Professional fees decreased to $845,761 for the year ended April 30, 2019 compared to $1,980,152 for the year end April 30, 2018 as a result of the divestiture of the Mountainview Properties during the 2019 fiscal year.

Interest Income (Expense)

During the year ended April 30, 2019, the Company recognized $3,124,286 of net interest expense, compared to $65,569 for the year ended April 30, 2018. The interest expense for the year ended April 30, 2019 included $2,139,251 and $467,183, which included the amortization of the debt discount and interest expense, respectively, related to the June 2017 $2.0 million and November 2017 $2.5 million Secured Note financings. In addition, during the year ended April 30, 2019, the Company recognized $75,000 of expense from a legal settlement. In addition, in relation to the debt restructuring, during the year ended April 30, 2019, the Company recognized interest expense of $525,352 related to the excess fair value of its derivative liabilities, and a loss on extinguishment of debt of $64,853. The net interest expense recorded in the 2018 period was attributable to $597,053 of interest income accrued on the related party notes receivable, which was offset by $363,977 and $294,613, the accretion of the debt discount and interest expense related to the June 2017 $2.0 million and November 2017 $2.5 million Secured Note Financings.

Loss on Assumption of Pearsonia Interests

On November 6, 2017, the Company entered into the Membership Interest Assignment with Pearsonia, the owner of a 46.81% membership interest in Bandolier. Pursuant to the Membership Interest Assignment, the Company issued 1,466,667 shares of its Common Stock to Pearsonia in exchange for all membership interests in Bandolier held by Pearsonia, resulting in the Company acquiring an additional 46.81% stake in Bandolier’s 106,500-acre concession in Osage County, Oklahoma. Upon recording this transaction, the Company recorded a loss on assumption of $3,351,965. The Company did not incur a similar transaction during the year ended April 30, 2019.

Loss on Redetermination

On January 31, 2018, the Company entered into the Assignment Agreement with MegaWest, whereby the Company transferred its interest in MegaWest in exchange for MegaWest’s membership interests in Bandolier. The Exchange Transaction followed the receipt by the Company of a notice of Redetermination of MegaWest’s Assets conducted by Fortis. Upon execution of the agreement, the Company wrote-off the MegaWest Assets and recorded a loss of $11,914,204. The Company did not incur a similar transaction during the year ended April 30, 2019.

Change in Derivative Liability

In relation to the Series A Financing in January 2019, the Company identified certain features in the warrants that required the Company to classify the warrants as a derivative liability. For the year ended April 30, 2019, the Company recorded a change in the value of the derivative liability of $41,410.

Net Gain on Real Estate Rights

During the year ended April 30, 2018, the Company recognized $267,734 net gain on its interest in real estate rights. The net gain on interest in real estate rights during the year ended April 30, 2018 was due to the sale of one condominium unit by Fortis and the resulting profits which were assigned to MegaWest pursuant to the Contribution Agreement, less the book value recorded by MegaWest. The Company did not incur a similar transaction during the year ended April 30, 2019.

Liquidity and Capital Resources

At April 30, 2019, the Company had working capital of $169,943, consisting of $1,605,171 of current assets and $1,435,228 of current liabilities.

As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. In addition, the Company has a limited operating history. At April 30, 2019, the Company had cash and cash equivalents of approximately $1.2 million. The Company’s primary source of operating funds since inception has been equity and note financings, as well as through the consummation of the Horizon Acquisition.

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

On June 18, 2018, the Company entered into a Loan Agreement with Scot Cohen (the “Cohen Loan Agreement”), the Company’s Executive Chairman, pursuant to which Mr. Cohen loaned the Company $300,000 at a 10% annual interest rate due September 30, 2018. On December 17, 2018, the maturity date of the Cohen Loan Agreement was extended to March 31, 2019. As noted above, the Cohen Loan Agreement was terminated on January 31, 2019 in exchange for the issuance of units, consisting of 15,000 shares of Series A Preferred and warrants to purchase 750,000 shares of Company Common Stock sold and issued in the Series A Financing.

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

The current level of working capital, along with results from operations, may be insufficient to maintain current operations as well as the planned added operations for the next 12 months. These factors raise substantial doubt about the ability to continue as a going concern. Management intends to raise additional capital through debt and equity instruments, if necessary, in order to execute its business and operating plans. Management can provide no assurances that the Company will be successful in any capital raising efforts. In order to conserve capital, from time to time, management may defer certain development activity.

Operating Activities

During the year ended April 30, 2019, operating activities used cash of $468,512, compared to $346,354 used in operating activities during the year ended April 30, 2018. The Company incurred a net loss during the year ended April 30, 2019 of $5,501,966, compared to a loss of $20,337,681 for the year ended April 30, 2018. For the year ended April 30, 2019, the net loss was offset by non-cash items such as stock-based compensation, impairment of oil and gas assets, change in fair value of derivative liabilities, depreciation, depletion and accretion of asset retirement obligation, accretion of debt discount, derivative liabilities in excess of face value of equity instruments, loss on extinguishment of debt and loss on legal settlement. Cash used in operations was also influenced by changes in accounts receivable, accrued interest on notes receivable, prepaid expense and accounts payable and accrued expense. For the year ended April 30, 2018, the net loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and accretion of asset retirement obligation and the deferred tax liability. Cash used in operations was also influenced by changes in accounts receivable, accrued interest on notes receivable, prepaid expenses and accounts payable and accrued expenses.

Investing Activities

Investing activities during the year ended April 30, 2019 resulted in cash used of $1,764,144, compared to cash used of $4,487,548 during the year ended April 30, 2018. During the year ended April 30, 2019, the Company invested an $844,733 in Horizon Energy Partners and Horizon Energy Acquisition LLC, compared to $379,418 in the comparable period in 2018. During the year ended April 30, 2018, the Company received proceeds of $1,553,884 from profits in its real estate rights. As a result of the Exchange Transaction entered into by and between the Company and MegaWest on January 31, 2018, the Company no longer has any interest in real estate rights, and thus did not receive any profits in real estate rights for the year ended April 30, 2019. During the year ended April 30, 2019, the Company incurred $1,058,097 of expenditures on oil and gas assets, compared to $3,536,935 for the year ended April 30, 2018. During the year ended April 30, 2019, the Company executed no new notes receivable agreements with related parties, compared to $1,558,501 during the corresponding period ended April 30, 2018. During the year ended April 30, 2019, the Company received cash of $138,686 from the acquisition of LBE Partners.

Financing Activities

Financing activities during the year ended April 30, 2019 resulted in cash provided of $3,400,184, compared to cash provided of $4,250,000 during the year ended April 30, 2018. During the year ended April 30, 2019, the Company received $2,800,184, $300,000 and $300,000 from the issuance of Series A Preferred stock and Warrants issued in connection with the Series A Financing, proceeds from a related party note payable and cash received from the non-controlling interest contribution, respectively. During the year ended April 30, 2018, the Company received net proceeds of $4,250,000 from a related party note payable.

Capitalization

The number of outstanding shares and the number of shares that could be issued if all common stock equivalents are converted to shares is as follows:

As of	April 30, 2019	April 30, 2018
Convertible preferred shares	21,770,137	-
Common shares	17,938,540	17,309,733
Stock options	2,607,385	2,555,385
Stock purchase warrants	11,128,706	2,223,669
	53,444,768	22,088,787

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 3 to the annual consolidated financial statements for the year ended April 30, 2019 and 2018. The consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”).

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which will require recognition on the balance sheet for the rights and obligations created by leases with terms greater than twelve months. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal 2020 and plans to utilize the transition option which does not require application of the guidance to comparative periods in the year of adoption. While the Company continues to evaluate this standard and the effect on related disclosures, the primary effect of adoption will be recording right-of-use assets and corresponding lease obligations for current operating leases. The adoption is expected to have an impact on the Company’s consolidated balance sheets, but not on the consolidated statements of income or cash flows. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date. Additionally, the Company is in the process of reviewing current accounting policies, changes to business processes, systems and controls to support adoption of the new standard.

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

In June 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Companies will value all equity classified awards at their grant-date under ASC 718 and forgo revaluing the award after the grant date. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted, but no earlier than the Company’s adoption date of Topic 606, Revenue from Contracts with Customers (as described above under “Revenue Recognition”). The Company does not believe the new standard will have a significant impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. This update is to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by U.S. GAAP that is most important to users of each entity’s financial statements. The amendments in this update apply to all entities that are required, under existing U.S. GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating this guidance and the impact of this update on its consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 21, 2018, the Company accepted the resignation of GBH CPAs, PC (“GBH”) and engaged Marcum LLP (“Marcum”) as its independent registered public accountants. This change occurred in connection with GBH, the Company’s prior independent public accountants, resigning as a result of GBH combining its practice with Marcum effective July 1, 2018. The engagement of Marcum has been approved by the Audit Committee of the Company’s Board of Directors.

Pursuant to applicable rules, the Company makes the following additional disclosures:

(a) GBH’s reports on the consolidated financial statements of the Company at and for the fiscal years ended April 30, 2018 and 2017 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports contained an explanatory paragraph with respect to uncertainty as to the Company’s ability to continue as a going concern.

(b) During the fiscal years ended April 30, 2018 and 2017 and through August 21, 2018, there were no disagreements with GBH on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to GBH’s satisfaction would have caused it to make reference thereto in connection with its reports on the Company’s financial statements for such years. During the fiscal years ended April 30, 2018 and 2017 and through August 21, 2018, there were no events of the type described in Item 304(a)(1)(v) of Regulation S-K.

(c) During the fiscal years ended April 30, 2018 and 2017 and through August 21, 2018, the Company did not consult with Marcum with respect to any matter whatsoever, including, without limitation, with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

The Company has provided GBH with a copy of the foregoing disclosure and requested that it furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made therein. A copy of such letter is attached as Exhibit 16.1 to this Current Report on Form 8-K, and is incorporated by reference herein.

ITEM 9A. CONTROLS AND PROCEDURES TO DISCUSS

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e), as of April 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2019 due to a material weakness in our internal control over financial reporting, as discussed below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COO”) in the 2013 Internal Control Integrated Framework. Based on that evaluation under this framework, our management concluded that as of April 30, 2019, our internal control over financial reporting was not effective because of the following material weaknesses in our internal control over financial reporting:

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

Changes to Internal Controls and Procedures for Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting that were identified in connection with such evaluation that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. To begin remediating the material weakness identified in internal control over financial reporting of the Company, the Company engaged Brio Financial Group and appointed its Managing Member, David Briones, to act as the Company’s Chief Financial Officer on August 15, 2013. During the year ended April 30, 2019, Management intended to hire additional accounting staff, and operational and administrative executives. However, due to the lack of resources those hires were delayed until such time additional financing is received. Management intends to prepare and implement sufficient written policies and checklists to remedy the material weaknesses identified above.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our definitive proxy statement for our 2019 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in our definitive proxy statement for our 2019 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this item will be set forth in our definitive proxy statement for our 2019 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our definitive proxy statement for our 2019 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

ITEM 14. ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in our definitive proxy statement for our 2019 annual meeting of stockholders to be filed within 120 days after our fiscal year end and is incorporated in this report by reference.

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

PETRO RIVER OIL CORP.
FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Petro River Oil Corp.
New York, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Petro River Oil Corp. (the “Company”) as of April 30, 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019, and the results of its operations and its cash flows for the year ended April 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has suffered recurring losses from operations and cash used in operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide s a reasonable basis for our opinion.

/s/ Marcum LLP
Marcum LLP

We have served as the Company’s auditor since 2015.

Houston, Texas
August 13, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Petro River Oil Corp.
New York, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Petro River Oil Corp. (the “Company”) as of April 30, 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ GBH CPAs, PC

We served as the Company’s auditor from 2015 to 2018.
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
July 30, 2018

Petro River Oil Corp. and Subsidiaries
Consolidated Balance Sheets

	As of
	April 30, 2019	April 30, 2018
Assets
Current Assets:
Cash and cash equivalents	$1,214,858	$47,330
Accounts receivable - oil and gas	128,987	308,099
Prepaid expense and other current assets	206,210	612
Prepaid oil and gas asset development costs	55,116	-
Total Current Assets	1,605,171	356,041

Oil and gas assets, full cost method
Costs subject to amortization, net	5,868,932	3,779,414
Costs not being amortized, net	100,000	100,000
Property, plant and equipment, net	63	822
Investment in Horizon Energy Partners	2,037,151	1,592,418
Investment in Horizon Energy Acquisition, LLC	400,000	-
Other assets	5,266	17,133
Total Long-term Assets	8,411,412	5,489,787
Total Assets	$10,016,583	$5,845,828

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expense	$714,786	$908,343
Accrued interest on notes payable – related party	-	298,581
Redetermination liability	-	259,313
Asset retirement obligations, current portion	720,442	413,794
Total Current Liabilities	1,435,228	1,880,031

Long-term Liabilities:
Asset retirement obligations, net of current portion	328,749	246,345
Note payable - related parties, net of debt discount	-	2,360,750
Derivative liabilities	4,191,754	-
Total Long-term Liabilities	4,520,503	2,607,095

Total Liabilities	5,955,731	4,487,126

Commitments and contingencies

Equity:
Preferred shares – 5,000,000 authorized; par value $0.00001; 0 shares issued and outstanding	-	-
Preferred A shares – 500,000 authorized; par value $0.00001 per share; 435,403 and 0 issued and outstanding, respectively; liquidation preference of $8,708,060	4	-
Preferred B shares – 29,500 authorized; par value $0.00001; 0 shares issued and outstanding	-	-
Common shares – 150,000,000 authorized; par value $0.00001; 17,938,540 and 17,309,733 issued and outstanding, respectively	180	173
Additional paid-in capital	59,563,627	52,407,543
Accumulated deficit	(56,154,121)	(51,049,014)
Total Petro River Oil Corp. Equity	3,409,690	1,358,702
Non-controlling interests	651,162	-
Total Equity	4,060,852	1,358,702
Total Liabilities and Equity	$10,016,583	$5,845,828

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended
	April 30, 2019	April 30, 2018
Revenues
Oil and natural gas sales	$1,622,077	$723,409
Royalty revenue	23,093	-
Total Revenue	1,645,170	723,409

Operating Expense
Lease operating expenses	416,445	127,814
Depreciation, depletion and accretion	683,163	157,386
Impairment of oil and gas assets	984,774	1,733,932
General and administrative	1,727,670	3,644,751
Total Operating Expense	3,812,052	5,663,883

Operating Loss	(2,166,882)	(4,940,474)

Other Income (Expense)
Interest income (expense), net	(3,124,286)	(65,569)
Loss on assumption of Pearsonia interests	-	(3,351,965)
Loss on redetermination	-	(11,914,204)
Loss on legal settlement	(75,000)	-
Loss on extinguishment of debt	(94,388)	-
Change in fair value of derivative liabilities	(41,410)	-
Net gain on real estate rights	-	267,734
Other Income (Expense)	(3,335,084)	(15,064,004)

Net Loss Before Income Tax Provision	(5,501,966)	(20,004,478)

Income Tax Provision	-	333,203

Net Loss	(5,501,966)	(20,337,681)

Net Income (Loss) Attributable to Non-controlling Interests	(396,859)	101,423

Net Loss Attributable to Petro River Oil Corp.	(5,105,107)	(20,439,104)

Deemed Dividend on Series A Preferred Stock	(3,512,021)	-

Net Loss Available for Petro River Oil Corp. Common Shareholders	$(8,617,128)	$(20,439,104)

Loss Per Common Share – Basic and Diluted	$(0.48)	$(1.24)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	17,772,293	16,546,093

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended April 30, 2019 and 2018

	Preferred	Preferred	Common	Common	Additional Paid-in	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at May 1, 2017	-	$-	15,827,921	$158	$46,681,073	$(30,609,910)	$12,610,470	$28,681,791

Stock-based compensation	-	-	-	-	906,591	-	-	906,591

Cashless exercise of options	-	-	15,145	-	-	-	-	-

Warrants issued with secured promissory note	-	-	-	-	2,003,227	-	-	2,003,227

Contribution of overriding royalty interest	-	-	-	-	250,000	-	-	250,000

Acquisition of Pearsonia interest	-	-	1,466,667	15	2,566,652	-	785,298	3,351,965

Acquisition of Bandolier interest upon redetermination	-	-	-	-	-	-	(13,497,191)	(13,497,191)

Net income (loss)	-	-	-	-	-	(20,439,104)	101,423	(20,337,681)

Balance at April 30, 2018	-	-	17,309,733	173	52,407,543	(51,049,014)	-	1,358,702

Stock-based compensation	-	-	260,000	3	497,669	-	-	497,672

Shares issued for legal settlement	-	-	68,807	1	74,999	-	-	75,000

Stock issued for acquisition of non-controlling interest	-	-	300,000	3	1,496,262	-	748,021	2,244,286

Non-controlling interest contribution	-	-	-	-	-	-	300,000	300,000

Deemed dividend	-	-	-	-	(3,512,021)	-	-	(3,512,021)

Preferred A and warrants issued for:
Cash and services	147,009	1	-	-	2,800,183	-	-	2,800,184
Debt conversion	31,092	-	-	-	621,836	-	-	621,836
Secured debt	257,302	3	-	-	5,177,156	-	-	5,177,159

Net loss	-	-	-	-	-	(5,105,107)	(396,859)	(5,501,966)

Balance at April 30, 2019	435,403	$4	17,938,540	$180	$59,563,627	$(56,154,121)	$651,162	$4,060,852

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended
	April 30, 2019	April 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,501,966)	$(20,337,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	497,672	906,591
Depreciation, depletion and accretion	683,163	157,386
Amortization of debt discount	2,139,251	363,977
Impairment of oil and gas assets	984,774	1,733,932
Loss on redetermination	-	11,914,204
Loss on assumption of Pearsonia interests	-	3,351,965
Loss on legal settlement	75,000	-
Loss on extinguishment of debt	94,388	-
Net gain on interest in real estate rights	-	(267,734)
Change in fair value of derivative liability	41,410	-
Derivative liability in excess of face value of equity instrument	525,352	-
Deferred income tax expense	-	333,203
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	179,112	(299,676)
Accounts receivable – other	-	17,449
Accrued interest on notes receivable – related party	-	(593,021)
Prepaid expenses and other current assets	(193,731)	1,267,555
Accounts payable and accrued expenses	(324,430)	1,105,496
Accrued interest on notes payable – related party	331,493	-
Net Cash Used in Operating Activities	(468,512)	(346,354)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from the sale of interest in real estate rights	-	1,553,884
Prepaid oil and gas assets	-	(446,856)
Issuance of notes receivable – related party	-	(1,558,501)
Capitalized expenditures on oil and gas assets	(1,058,097)	(3,536,935)
Cash received from acquisition of LBE Partners	138,686	-
Cash paid in MegaWest exchange transaction	-	(119,722)
Cash paid for cost method investment	(844,733)	(379,418)
Net Cash Used in Investing Activities	(1,764,144)	(4,487,548)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the issuance of Series A Preferred Stock and warrants	2,800,184	-
Proceeds from notes payable - related party	300,000	4,500,000
Cash paid for debt inducement	-	(250,000)
Cash received from non-controlling interest contribution	300,000	-
Net Cash Provided by Financing Activities	3,400,184	4,250,000

Change in cash and cash equivalents	1,167,528	(583,902)

Cash and cash equivalents, beginning of year	47,330	631,232
Cash and cash equivalents, end of year	$1,214,858	$47,330

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$30,782	$86,876
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Receivable for sale of oil and gas equipment	$-	$17,449
Warrants issued with note payable	$-	$2,003,227
Overriding interest contributed as debt inducement	$-	$250,000
Accrued oil and gas development costs	$239,866	$54,458
Change in estimate of asset retirement obligations	$15,695	$61,633
Additions to asset retirement obligation from new drilling	$-	$29,325
Derivative liability from warrant issuances	$3,512,021	$-
Issuance of Series A Preferred Stock for conversion of debt	$5,798,995	$-

The accompanying notes are an integral part of these consolidated financial statements.

PETRO RIVER OIL CORP. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

1.	Organization

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

Effective September 24, 2018, the Company acquired a 66.67% membership interest in LBE Partners, LLC, a Delaware limited liability company (“LBE Partners”), from ICO Liquidating Trust, LLC, in exchange for 300,000 restricted shares of the Company’s common stock. LBE Partners has varying working interests in multiple oil and gas producing wells located in Texas.

Recent Developments

Horizon Subscription Agreement

On February 25, 2019, the Company executed a Subscription Agreement, pursuant to which the Company purchased 145.454 membership units in Horizon Energy Acquisition, LLC (“Horizon Acquisition”), representing an approximate 14.6% membership interest in Horizon Acquisition, for $400,000 (the “Acquisition of Interest”). Horizon Acquisition is a company focused on oil and gas exploration activities. As a result, the Company acquired an additional 5.63% working interest in an international, offshore exploration project in the North Sea, which is in addition to an 5.63% interest in the same project indirectly held by the Company through its investments in Horizon Energy.

In connection with the Acquisition of Interest, the Company also executed the Limited Liability Company Agreement for Horizon, which provides the Company with the right to appoint one Manager to Horizon Acquisition’s three-member Board of Managers. The Company appointed Mr. Cohen, the Company’s Executive Chairman, to the Board of Managers. Mr. Cohen purchased 36.363 membership units in Horizon Acquisition in a separate transaction, representing an approximate 3.6% membership interest.

Creation of a New Series A Convertible Preferred Stock

On January 31, 2019, the Company filed the Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock with the Secretary of State for the State of Delaware – Division of Corporations, which it thereafter amended on March 13, 2019 (collectively, the “Series A COD”). The Series A COD designates 500,000 shares of the Company’s preferred stock as Series A Convertible Preferred, par value $0.00001 per share (“Series A Preferred”), each share with a stated value of $20.00 per share (the “Stated Value”). Shares of Series A Preferred are not entitled to dividends unless the Company elects to pay dividends to holders of its common stock. Shares of Series A Preferred rank senior to the Company’s common stock and Series B Cumulative Convertible Preferred Stock.

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

The Offering resulted in net cash proceeds to the Company of approximately $2.8 million, which net proceeds do not include the amount of debt converted into units by the Debt Holders. The Company currently intends to use the net proceeds to fund the drilling of ten additional development and exploration wells in its Osage County concession (the “New Drilling Program”), and a large exploration venture in the North Sea, United Kingdom with Horizon Energy Partners, LLC.

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

As additional consideration for the conversion of the Senior Secured Debt, the Company agreed to (i) reduce the exercise price of warrants issued to the Secured Debt Holders on June 15, 2017 and November 6, 2017 from $2.38 and $2.00, respectively, to $0.50 per share of common stock issuable upon the exercise of such warrants, and (ii) to extend the expiration date of such warrants to five years from the Closing Date. The Company computed the fair value of the warrants directly preceding the modification and compared the fair value to that of the modified warrants with new terms. The fair value of the modified warrants was lower than the fair value of the warrants preceding the modification; therefore, no accounting treatment resulted from the modification.

Acquisition of Membership Interest in LBE Partners, LLC

On October 2, 2018, the Company, ICO Liquidating Trust, LLC (“ICO”) and LBE Partners, which owns various working interests in several oil and gas wells located in the Hardin oil field in Liberty, Texas, entered into a Membership Interest Purchase Agreement (the “LBE Purchase Agreement”), effective September 24, 2018, pursuant to which the Company purchased a 66.67% membership interest in LBE Partners from ICO in exchange for 300,000 shares of the Company’s common stock valued at $333,000 based on the market value of the stock on the grant date. Both ICO and LBE Partners are managed by Scot Cohen, the Company’s Executive Chairman.

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

The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company as though the acquisition had occurred as of May 1, 2017 and May 1, 2018 (the beginning of each fiscal year). The pro-forma amounts presented are not necessarily indicative of either the actual operation results had the acquisition transaction occurred as of May 1, 2017 and May 1, 2018.

	For the Year Ended April 30, 2019
	Petro River	LBE Partners	Pro-Forma Combined
Revenue	$1,645,170	$300,342	$1,975,630
Net income (loss)	(5,105,107)	50,643	(5,054,464)
Loss per share of common share - basic and diluted	(0.48)		$(0.48)
Weighted average number of common shares outstanding - basic and diluted	17,772,293		17,772,293

	For the Year Ended April 30, 2018
	Petro River	LBE Partners	Pro-Forma Combined
Revenue	$723,409	$351,936	$1,075,345
Net income (loss)	(20,337,681)	8,709	(20,328,972)
Loss per share of common share - basic and diluted	(1.24)		$(1.21)
Weighted average number of common shares outstanding - basic and diluted	16,546,093		16,846,093

At April 30, 2019 the non–controlling interest in LBE was as follows:

Non–controlling interest at April 30, 2018	$-
Acquisition of non–controlling interest in LBE Partners acquisition	748,021
Contributions from non–controlling interest	300,000
Non–controlling share of net loss	(396,859)
Non–controlling interest at April 30, 2019	$651,162

MegaWest Exchange Transaction

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

As a result of the Redetermination, the Company recorded a loss on redetermination of $11,914,204 reflecting the write-off of the related assets, liabilities and non-controlling interests of Fortis’ interest in MegaWest as shown below:

Assets
Cash and cash equivalents	$119,722
Accounts receivable - real estate - related party	1,146,885
Accrued interest on notes receivable - related party	1,390,731
Interest in Bandolier	259,313
Notes receivable - related party, current portion	26,344,883
Total Assets	$29,261,534

Liabilities
Accounts payable and accrued expenses	$74,212
Deferred tax liability	3,775,927
Total Liabilities	3,850,139

Non-controlling interest	13,497,191

Loss on redetermination	$(11,914,204)

At the time the parties entered into the Contribution Agreement, management anticipated that the market price for crude oil would return to prices reached prior to 2015, and that additional wells would be drilled, resulting in greater revenue from the Bandolier Interests. Subsequent to the execution of the Contribution Agreement, only two wells had been drilled as of January 2018. That fact, together with the relatively low price of crude oil and the anticipated delays in drilling additional wells to demonstrate the value of the Bandolier Interests contributed to Fortis’ election to terminate the Contribution Agreement at the end of its term, as amended. Had the market price of oil supported the value of developing the Bandolier oil and gas properties at that time, under the terms of the Contribution Agreement, Fortis would have been required to fund the planned drilling program.

2.	Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses since its inception. As of April 30, 2019, the Company had an accumulated deficit of approximately $56.2 million, had working capital of approximately $170,000, and had cash and cash equivalents of approximately $1.2 million. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been debt and equity financings. In addition, the Company has a limited operating history prior to its acquisition of Bandolier. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

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

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

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

Also contained in the consolidated financial statements for the periods ended April 30, 2019 and 2018 is the financial information of MegaWest, which prior to January 31, 2018 was 58.51% owned by the Company. The consolidated financial statements for the year ended April 30, 2018 include the results of operations of MegaWest; however, the assets and liabilities were written off in the year ended April 30, 2018.

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

As of April 30, 2019, approximately $752,000 exceed the FDIC insurance limits.

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

The allowance for doubtful accounts at April 30, 2019 and 2018 was $0.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. As of April 30, 2019 and 2018, management engaged a third party to perform an independent study of the oil and gas assets. The Company recorded total impairment of $984,774 and $1,733,932 to the consolidated statements of operations for the years ended April 30, 2019 and 2018, respectively.

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

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers, which require significant judgment, as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expenses. There have been no material changes in the methodology used by the Company in calculating depletion, depreciation and amortization of oil and gas properties under the full cost method during the years ended April 30, 2019 and 2018.

(e)	Impairment of Long-Lived Assets:

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

(h)	Preferred Stock:

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

(i)	Derivative Liabilities:

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

The Company had derivative liabilities of $4,191,754 and $0 as of April 30, 2019 and 2018, respectively.

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

At April 30, 2019 and 2018, the Company had $0 and $0, respectively, of liabilities for uncertain tax positions. Interpretation of taxation rules relating to net operating loss utilization in real estate transactions give rise to uncertain positions. In connection with the uncertain tax position, there was no interest or penalties recorded as the position is expected but the tax returns are not yet due.

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

(k)	Revenue Recognition:

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” supersedes the revenue recognition requirements and industry-specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 on May 1, 2018, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Under the modified retrospective method, prior period financial positions and results will not be adjusted. The cumulative effect adjustment recognized in the opening balances included no significant changes as a result of this adoption. Although the Company does not expect 2018 net earnings to be materially impacted by revenue recognition timing changes, Topic 606 requires certain changes to the presentation of revenue and related expense beginning May 1, 2018. Refer to Note 12 – Revenue from Contracts with Customers for additional information.

The Company’s revenue is comprised of revenue from exploration and production activities as well as royalty revenue related to a royalty interest agreement executed in February 2018. The Company’s oil is sold primarily to marketers, gatherers, and refiners. Natural gas is sold primarily to interstate and intrastate natural-gas pipelines, direct end-users, industrial users, local distribution companies, and natural-gas marketers. NGLs are sold primarily to direct end-users, refiners, and marketers. Payment is generally received from the customer in the month following delivery.

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

(l)	Stock-Based Compensation:

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

(m)	Per Share Amounts:

Basic net income (loss) per common share is computed by dividing net loss attributable to stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. For the years ended April 30, 2019 and 2018, potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive.

The Company had the following common stock equivalents at April 30, 2019 and 2018:

	April 30, 2019	April 30, 2018
Series A Preferred Shares	21,770,150	-
Stock options	2,607,385	2,555,385
Stock purchase warrants	11,128,706	2,223,669
Total	35,506,241	4,779,054

(n)	Recent Accounting Pronouncements:

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which will require recognition on the balance sheet for the rights and obligations created by leases with terms greater than twelve months. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal 2020 and plans to utilize the transition option which does not require application of the guidance to comparative periods in the year of adoption. While the Company continues to evaluate this standard and the effect on related disclosures, the primary effect of adoption will be recording right-of-use assets and corresponding lease obligations for current operating leases. The adoption is expected to have an impact on the Company’s consolidated balance sheets, but not on the consolidated statements of income or cash flows. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date. Additionally, the Company is in the process of reviewing current accounting policies, changes to business processes, systems and controls to support adoption of the new standard.

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

In June 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Companies will value all equity classified awards at their grant-date under ASC 718 and forgo revaluing the award after the grant date. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted, but no earlier than the Company’s adoption date of Topic 606, Revenue from Contracts with Customers (as described above under “Revenue Recognition”). The Company does not believe the new standard will have a significant impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. This update is to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by U.S. GAAP that is most important to users of each entity’s financial statements. The amendments in this update apply to all entities that are required, under existing U.S. GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating this guidance and the impact of this update on its consolidated financial statements.

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

(o)	Subsequent Events:

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

5.	Oil and Gas Assets

The following table summarizes the oil and gas assets by project:

Cost	Oklahoma	Texas	Larne Basin	Other (1)	Total
Balance, May 1, 2017	$1,232,192	$-	$761,444	$100,000	$2,093,636
Additions	3,665,851	-	-	-	3,665,851
Depreciation, depletion and amortization	(146,141)	-	-	-	(146,141)
Impairment of oil and gas assets	(972,488)	-	(761,444)	-	(1,733,932)
Balance, April 30, 2018	3,779,414	-	-	100,000	3,879,414
Additions	1,307,720	2,431,419	-	-	3,739,139
Depreciation, depletion and amortization	(380,873)	(283,974)	-	-	(664,847)
Impairment of oil and gas assets	-	(984,774)	-	-	(984,774)
Balance, April 30, 2019	$4,706,261	$1,162,671	$-	$100,000	$5,968,932

(1)
Other property consists primarily of four, used steam generators and related equipment that will be assigned to future projects. As of April 30, 2019 and 2018, management concluded that impairment was not necessary as all other assets were carried at salvage value.

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

Oklahoma Properties. During the year ended April 30, 2019, the Company recorded additions related to development costs incurred of approximately $1.3 million for proven oil and gas assets.

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

Impairment of Oil & Gas Properties. As of April 30, 2019, the Company assessed its oil and gas assets for impairment and recognized a charge of $984,774 related to its Texas oil and gas properties. As of April 30, 2018, the Company assessed its oil and gas assets for impairment and recognized a charge of $1,733,932 related to its Oklahoma and Larne Basin oil and gas properties.

6.	Asset Retirement Obligations

The total future asset retirement obligations were estimated based on the Company’s ownership interest in all wells and facilities, the estimated legal obligations required to retire, dismantle, abandon and reclaim the wells and facilities and the estimated timing of such payments. The Company estimated the present value of its asset retirement obligations at both April 30, 2019 and 2018 based on a future undiscounted liability of $1,118,249 and $728,091, respectively. These costs are expected to be incurred within 1 to 42 years. A credit-adjusted risk-free discount rate of 10% and an inflation rate range of 1.5% to 2.66% were used to calculate the present value.

Changes to the asset retirement obligations were as follows:

	Year Ended April 30, 2019	Year Ended April 30, 2018
Balance, beginning of period	$660,139	$558,696
Additions	355,800	29,325
Change in estimates	15,695	61,633
Disposals	-	-
Accretion	17,557	10,485
	1,049,191	660,139
Less: Current portion for cash flows expected to be incurred within one year	(720,442)	(413,794)
Long-term portion, end of period	$328,749	$246,345

During the year ended April 30, 2019 and 2018, the Company recorded accretion expense of $17,557 and $10,485, respectively.

Expected timing of asset retirement obligations:

Year Ending April 30,
2019	$720,442
2020	-
2021	-
2022	-
2023	-
Thereafter	397,807
Subtotal	1,118,249
Effect of discount	(69,058)
Total	$1,049,191

7.	Related Party Transactions

Series A Financing

On January 31, 2019, the Company entered into a Securities Purchase Agreement with Scot Cohen, the Company’s Executive Chairman, pursuant to which Mr. Cohen purchased $737,616 of units in connection with the Series A Financing (the “Cohen Investment”). In addition, Mr. Cohen also converted $300,000 and $18,583 of debt and accrued interest, respectively, owed under the Cohen Loan Agreement, as set forth below, into units pursuant to a Debt Conversion Agreement (the “Cohen Debt Conversion”). As a result of the Cohen Investment and the Cohen Debt Conversion, the Company issued Mr. Cohen an aggregate of 51,881 shares of Series A Preferred and warrants to purchase 2,594,040 shares of the Company’s common stock. For more information regarding this transaction, see Note 1.

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

Related Party Loan

On June 18, 2018, Bandolier entered into a loan agreement with Scot Cohen (the “Cohen Loan Agreement”), pursuant to which Mr. Cohen loaned the Company $300,000 at a 10% annual interest rate, due on September 30, 2018. The purpose of the Cohen Loan Agreement was to provide the Company with short-term financing in connection with the Company’s drilling program in Osage County, Oklahoma. On December 17, 2018, the maturity date of the loan was extended from September 30, 2018 to March 31, 2019. On January 31, 2019, the Company and Mr. Cohen entered into a Debt Conversion Agreement, pursuant to which Mr. Cohen agreed to convert all outstanding debt and accrued interest owed under the Cohen Loan Agreement into units, consisting of an aggregate of 15,000 shares of Series A Preferred and warrants to purchase 750,000 shares of Company common stock, sold and issued in the Series A Financing. As a result, the Cohen Loan Agreement was terminated and deemed satisfied in full. For more information regarding the debt conversion, see Note 1. Upon conversion of the note, the Company recorded a total loss on debt extinguishment totaling $94,388, consisting of $35,920 from Mr. Cohen’s loan and $58,468 from Fortis Oil & Gas.

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

In connection with the issuance of the June 2017 Secured Note, the Company issued to Funding Corp. warrants to purchase 840,336 shares of the Company’s common stock (the “June 2017 Warrant”). Upon issuance of the June 2017 Secured Note, the Company valued the June 2017 Warrant using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $952,056 as debt discount on the consolidated balance sheet. On January 31, 2019, as additional consideration for the conversion of the amounts due under the June 2017 Secured Note, the Company agreed to (i) reduce the exercise price of the June 2017 Warrant from $2.38 per share to $0.50 per share, and (ii) to extend the expiration date of the June 2017 Warrant to January 31, 2024. The Company computed the fair value of the warrants directly preceding the modification and compared the fair value to that of the modified warrants with new terms. The fair value of the modified warrants was lower than the fair value of the warrants preceding the modification; therefore, no accounting treatment resulted from the modification.

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

The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $0 as of April 30, 2019. During the years ended April 30, 2019 and 2018, the Company recorded amortization of debt discount totaling $994,190 and $207,867, respectively.

As of April 30, 2019 and 2018, the outstanding balance, net of debt discount, was $0 and $1,005,812, respectively, and accrued interest on the June 2017 Secured Note due to related party was $0 and $174,065, respectively. As a result of the Secured Debt Exchange, the June 2017 Secured Note was terminated as of January 31, 2019.

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

In connection with the issuance of the November 2017 Secured Note, the Company issued to Funding Corp. II warrants to purchase 1.25 million shares of the Company’s common stock (the “November 2017 Warrant”). Upon issuance of the November 2017 Note, the Company valued the November 2017 Warrant using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $1,051,171 as debt discount on the consolidated balance sheet. In relation to the financing, Scot Cohen paid $250,000 for an overriding royalty interest from Funding Corp. (as discussed below), which was recorded as additional debt discount on the consolidated balance sheet. On January 31, 2019, as additional consideration for the conversion of the amounts due under the November 2017 Secured Note, the Company agreed to (i) reduce the exercise price of the November 2017 Warrant from $2.00 per share to $0.50 per share, and (ii) extend the expiration date of the November 2017 Warrant to January 31, 2024. The Company computed the fair value of the warrants directly preceding the modification and compared the fair value to that of the modified warrants with new terms. The fair value of the modified warrants was lower than the fair value of the warrants preceding the modification; therefore, no accounting treatment resulted from the modification.

As additional consideration for the purchase of the November 2017 Secured Note, the Company issued to Funding Corp. II an overriding royalty interest equal to 2% in all production from the Company’s interest in the Company’s concessions located in Osage County, Oklahoma, originally held by Spyglass (the “Existing Osage County Override”) then transferred to Funding Corp. as inducement for the June 2017 Secured Note. The Existing Osage County Override was then acquired by the Company from Mr. Cohen. As noted above, the override was accounted for as a debt discount and amortized over the term of the debt. In connection with the January 2019 debt restructuring, Funding II assigned the 2% overriding interest to the Company.

The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $0 as of April 30, 2019. During the years ended April 30, 2019 and 2018, the Company recorded amortization of debt discount totaling $1,145,061 and $156,110, respectively.

As of April 30, 2019 and 2018, the outstanding balance, net of debt discount, was $0 and $1,354,938, respectively, and accrued interest on the November 2017 Secured Note due to related party was $0 and $120,548, respectively. As a result of the Secured Debt Exchange, the November 2017 Secured Note was terminated as of January 31, 2019.

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

The fair value of the derivative feature of the warrants on the date of issuance and balance sheet date were calculated using a binomial option model valued with the following weighted average assumptions:

	April 30, 2019	April 30, 2018
Risk-free interest rate	2.63% to 3.15%	2.30% to 2.95%
Expected life of grants	4 – 10 years	4 – 10 years
Expected volatility of underlying stock	151% to 156%	159% to 168%
Dividends	0%	0%

As of April 30, 2019, the derivative liability of the warrants was $4,191,754. In addition, for the year ended April 30, 2019, the Company recorded $525,352 as additional interest expense on the statement of operations for the portion of the fair value of the warrant that exceeded face value of the Series A Preferred shares sold. The Company also recorded $41,410 as the change in the value of the derivative liabilities.

9.
Stockholders’ Equity

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

In May 2018, the Company granted a total of 260,000 shares of restricted common stock to Scot Cohen and Steven Brunner in exchange for a reduction in cash compensation with a fair value of approximately $325,000, based on the market price of the Company’s common stock on the grant date. The shares vest monthly in equal installments over a 12-month period. During the year ended April 30, 2019, the Company recorded stock-based compensation of $297,916 related to these grants.

As discussed in Note 1, on October 2, 2018, pursuant to the LBE Purchase Agreement, the Company issued 300,000 shares of restricted common stock to ICO in exchange for a 66.67% interest in LBE Partners.

As discussed in Note 13, on October 4, 2018, the Company settled the dispute with its former landlord in exchange for the issuance of 68,807 shares of Company common stock, satisfying the $75,000 liability related to the lease.

During the year ended April 30, 2018, the Company issued 15,145 shares of common stock related to a cashless exercise of 35,000 options.

Stock Options

As of April 30, 2019, the Company has one equity incentive plan. The number of shares reserved for issuance in aggregate under the plan is limited to 120 million shares. The exercise price, term and vesting schedule of stock options granted are set by the Board of Directors at the time of grant. Stock options granted under the plan may be exercised on a cashless basis, if such exercise is approved by the Board. In a cashless exercise, the employee receives a lesser amount of shares in lieu of paying the exercise price based on the quoted market price of the shares on the trading day immediately preceding the exercise date.

During the year ended April 30, 2019 and 2018, the Company computed the fair value of the option utilizing a Black-Scholes option-pricing model using the following assumptions:

	April 30, 2019	April 30, 2018
Risk-free interest rate	2.63% to 3.15%	2.30% to 2.95%
Expected life of grants	4 – 10 years	4 – 10 years
Expected volatility of underlying stock	151% to 156%	159% to 168%
Dividends	0%	0%

The expected stock price volatility for the Company’s stock options was estimated using the historical volatilities of the Company’s common stock. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

The following table summarizes the option activity for the years ended April 30, 2019 and 2018:

	Options	Weighted Average Exercise Prices

Outstanding – April 30, 2017	2,599,682	$2.13
Granted	25,703	1.40
Exercised	(35,000)	1.38
Forfeited/Cancelled	(35,000)	1.38
Outstanding – April 30, 2018	2,555,385	2.14
Granted	52,000	1.45
Outstanding – April 30, 2019	2,607,385	$2.13
Exercisable – April 30, 2019	2,566,619	$2.14

The following table summarizes information about the options outstanding and exercisable at April 30, 2019:

	Options Outstanding		Options Exercisable
Exercise Price	Options	Weighted Avg. Life Remaining (years)	Options	Weighted Average Exercise Price
$1.30	12,000	0.04	12,000	$0.01
$1.38	1,795,958	7.34	1,775,192	$0.95
$1.40	25,703	8.64	25,703	$0.01
$1.50	40,000	9.25	20,000	$0.01
$1.98	5,000	7.27	5,000	$0.00
$2.00	457,402	6.17	457,402	$0.36
$2.87	65,334	5.81	65,334	$0.07
$3.00	51,001	6.66	51,001	$0.06
$3.39	12,000	6.89	12,000	$0.02
$6.00	10,000	5.74	10,000	$0.02
$12.00	132,987	4.52	132,987	$0.63
	2,607,385		2,566,619
Aggregate Intrinsic Value	$-		$-

During the years ended April 30, 2019 and 2018, the Company expensed an aggregate $199,752 and $906,591 to general and administrative expenses for stock-based compensation pursuant to employment and consulting agreements.

As of April 30, 2019, the Company has $33,089 in unrecognized stock-based compensation expense which will be amortized over a weighted average exercise period of 6.97 years.

Warrants

As discussed above, on January 31, 2019, the Company sold and issued an aggregate of 178,101 units to certain accredited investors and to certain debtholders. The units sold and issued in the Offering included five-year warrants to purchase 8,905,037 shares of Company common stock, at an exercise price of $0.50 per share. The relative fair value of the warrants were estimated to be $4,209,148 using the Black-Scholes option-pricing model.

The relative fair values of $952,056 for the 840,336 June 2017 Warrants granted in conjunction with the June 2017 Secured Note Financing and $1,051,171 for the 1.25 million November 2017 Warrants granted in connection with the November 2017 Secured Note Financing (as discussed in Note 7) were estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for the warrants granted during the years ended April 30, 2019 and 2018 were as follows:

	April 30, 2019	April 30, 2018
Exercise price	$0.50	$1.75 to 2.38
Risk-free interest rate	2.24% to 2.43%	1.49% to 1.73%
Expected volatility of underlying stock	141% to 144%	160% to 170%
Expected life of grants	4 – 10 years	3 years
Dividends	0%	0%

The following table summarizes the warrant activity for the years ended April 30, 2019 and 2018:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding and exercisable – April 30, 2017	133,333	$50.00	2.83
Forfeited	-	-	-
Granted/Expired	2,090,336	2.15	2.57
Outstanding and exercisable – April 30, 2018	2,223,669	5.02	2.57
Forfeited	-	-	-
Granted/Expired	8,905,037	0.50	3.81
Outstanding and exercisable – April 30, 2019	11,128,706	$1.09	4.71

The aggregate intrinsic value of the outstanding warrants was $659,772.

10.	Non-Controlling Interests

For the years ended April 30, 2019 and 2018, the changes in the Company’s non–controlling interest was as follows:

	Bandolier	MegaWest	LBE	Total
Non–controlling interests at May 1, 2017	$(699,873)	$13,310,343	$-	$12,610,470
Contribution of real estate by non-controlling interest holders	785,298	(13,497,191)	-	(12,711,893)
Non–controlling interest share of income (losses)	(85,425)	186,848	-	101,423
Non–controlling interests at April 30, 2018	-	-	-	-
Contribution by non-controlling interest holders	-	-	1,048,021	1,048,021
Non–controlling interest share of income (losses)	-	-	(396,859)	(396,859)
Non–controlling interests at April 30, 2019	$-	$-	651,162	$651,162

As discussed above, as a result of the MegaWest Transaction and the Membership Interest Assignment, the non-controlling interests in Bandolier and Fortis’ interest in MegaWest were written down to $0.

11.	Income Taxes

As of April 30, 2019, the Company had approximately $30.8 million of net operating loss carryovers (“NOLs”). The Federal NOLs generated will not expire due to NOLs having an indefinite life as enacted in the 2017 Tax Cuts and Jobs Act. The U.S. net operating loss carryovers are subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. Management has determined that a change in ownership occurred as a result of the Share Exchange on April 23, 2013. Therefore, the net operating loss carryovers are subject to an annual limitation of approximately $156,000. The Company impaired the NOLs at the time of the change of ownership. Further the Company was limited in the recognition of a pre-acquisition loss deduction due to a net built in loss in 2015 at the time of the ownership change.

The income tax expense (benefit) consists of the following:
	For the Year Ended April 30, 2019	For the Year Ended April 30, 2018
Foreign
Current	$-	$-
Deferred	-	-
U.S. Federal
Current
Deferred	(1,128,877)	(4,217,889)

U.S. State & Local
Current	-	-
Deferred	(160,836)	(478,113)

Change in valuation allowance	1,289,713	5,029,205
Income tax provision (benefit)	$-	$333,203

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

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	April 30, 2019	April 30, 2018
U.S. net operating loss carryovers	$9,220,074	$8,449,933
Depreciation	2,316,141	2,156,408
Impairment of oil and gas assets	5,087,832	4,851,566
Accretion of asset retirement obligation	143,716	139,545
Stock-based compensation	2,359,308	2,239,907
Total deferred tax assets	19,127,071	17,837,358
Valuation allowance	(19,127,071)	(17,837,358)
Deferred tax asset, net of valuation allowance	$-	$-

	April 30, 2019	April 30, 2018
Tax liability – MegaWest	$-	$-
Total deferred tax liability	$-	$-

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense benefit as follows:

	For the Year Ended April 30, 2019	For the Year Ended April 30, 2018
U.S. federal statutory rate	(21.00)%	(27.50)%
State income tax, net of federal benefit	(2.99)%	(3.12)%
Change in rate	0.00%	(1.20)%
Other permanent differences	0.55%	8.94%
Change in valuation allowance	23.44%	24.50%
Income tax provision (benefit)	0.00%	1.62%

12.	Revenue from Contracts with Customers

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

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type for the year ended April 30, 2019 and 2018:

	For the Year Ended April 30, 2019	For the Year Ended April 30, 2018
Oil sales	$1,576,432	$713,109
Natural gas sales	45,645	10,300
Royalty revenue	23,093	-
Total revenue from customers	$1,645,170	$723,409

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of April 30, 2019 and 2018.

13.	Contingency and Contractual Obligations

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

On January 30, 2014, the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating CAD $759,000 (approximately USD $564,000 as of April 30, 2019). The Company filed a defense and on October 20, 2014, it filed a summary judgment application stating that the landlord’s claim is barred, as it was commenced outside the 2-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of CAD $665,000 (approximately USD $494,000 as of April 30, 2018). The applications were heard on June 25, 2015 and the court allowed both the Company’s summary judgment application and the landlord’s amendment application. Both of these orders were appealed though two levels of the Alberta courts and the appeals were dismissed at both levels. The net effect is that the landlord's claim for loss of prospective rent is to proceed. On October 4, 2018, the Company and the landlord entered into a settlement agreement under which all actions by the landlord and the Company were dismissed for a payment by the Company to the landlord of 68,807 shares of common stock.

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

(d) MegaWest Energy Missouri Corp. (“MegaWest Missouri”), a wholly owned subsidiary of the Company, is involved in two cases related to oil leases in West Central, Missouri. The first case (James Long and Jodeane Long v. MegaWest Energy Missouri and Petro River Oil Corp., case number 13B4-CV00019) is a case for unlawful detainer, pursuant to which the plaintiffs contend that MegaWest Missouri oil and gas lease has expired and MegaWest Missouri is unlawfully possessing the plaintiffs’ real property by asserting that the leases remain in effect. The case was originally filed in Vernon County, Missouri on September 20, 2013. MegaWest Missouri filed an Answer and Counterclaims on November 26, 2013 and the plaintiffs filed a motion to dismiss the counterclaims. MegaWest Missouri filed a motion for Change of Judge and Change of Venue and the case was transferred to Barton County, Missouri. In September 2015, the parties reached a full and final settlement of the claims and allegations related to the lease agreements.

14.	Subsequent Events

[add any subsequent events in prior to filing]

15.	Supplemental Information on Oil and Gas Operations (Unaudited)

The Company retains qualified independent reserves evaluators to evaluate the Company’s proved oil reserves. For the year ended April 30, 2019, the reports by Cawley, Gillespie & Associate, Inc. (“CGA”) covered the percentage interest of the Company’s proved oil reserves. For the year ended April 30, 2018, the reports by Cawley, Gillespie & Associate, Inc. (“CGA”) covered 75% of the Company’s proved oil reserves.

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

The following tables summarize the Company’s proved developed and undeveloped reserves within the United States, net of royalties, as of April 30, 2019 and 2018:

Oil (MBbls)	2019	2018

Proved reserves as at May 1	496	167
Extensions, acquisitions and discoveries	-	-
Purchase of minerals	69	-
Production	(30)	(12)
Revisions of prior estimates	(168)	341
Total Proved reserves as at April 30	368	496

Oil (MBbls)	2019	2018

Proved developed producing	196	214
Non-producing	28	30
Proved undeveloped	144	252
Total Proved reserves as at April 30	368	496

Gas (MCFs)	2019	2018

Proved reserves as at May 1	511	279
Extensions, acquisitions and discoveries	-	-
Dispositions	-	-
Production	(22)	(6)
Revisions of prior estimates	186	238
Total Proved reserves as at April 30	675	511

Gas (MCFs)	2019	2018

Proved developed producing	334	137
Non-producing	28	25
Proved undeveloped	313	349
Total Proved reserves as at April 30	675	511

Capitalized Costs Related to Oil and Gas Assets	2019	2018

Proved properties	$17,328,196	$12,729,430
Unproved properties	100,000	100,000
	17,428,196	12,829,430
Less: accumulated depletion and impairment	(11,459,264)	(8,950,016)
	$5,968,932	$3,879,414

Costs Incurred in Oil and Gas Activities:	2019	2018

Development (1)	$1,313,657	$3,665,851
Exploration	-	-
Acquisition	2,425,482
	$3,739,139	$3,665,851

(1)
The above development oil and gas costs includes the oil and gas assets totaling $2,425,482 acquired through the LBE Partners acquisition.

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

Future net revenues, development, production and restoration costs have been based upon the estimates referred to above. The following tables summarize the Company’s future net cash flows relating to proved oil reserves based on the standardized measure as prescribed in FASB ASC Topic 932 - “Extractive Activities - Oil and Gas”:

Future cash flows relating to proved reserves:	2019	2018
Future cash inflows	$24,636,000	$30,259,000
Future operating costs	(8,923,000)	(8,239,000)
Future development costs	(1,351,000)	(1,759,000)
Future income taxes	(1,749,000)	(2,147,000)
Future net cash flows	12,613,000	18,114,000
10% discount factor	(5,684,000)	(8,133,000)
Standardized measure	$6,929,000	$9,981,000

Summary of Changes in Standardized Measure of Discounted Future Net Cash Flows

The following table summarizes the principal sources of changes in standardized measure of discounted future estimated net cash flows at 10% per annum for the years ended April 30, 2019 and 2018:

	2019	2018
Standardized measure, beginning of year	$9,981,000	$2,024,000
Sales of oil produced, net of production costs	2,534,000	3,070,000
Net changes in sales and transfer prices and in production costs and production costs related to future production	(946,000)	(3,091,000)
Previously estimated development costs incurred during the period	-	-
Changes in future development costs	(408,000)	1,144,000
Revisions of previous quantity estimates due to prices and performance	(671,000)	5,216,000
Accretion of discount	69,000	100,000
Discoveries, net future production and development costs associated with these extensions and discoveries	-	-
Purchases and sales of minerals in place	2,839,000	-
Timing and other	(6,469,000)	1,518,000
Standardized measure, end of year	$6,929,000	$9,981,000

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO RIVER OIL CORP.

	By:	/s/ Scot Cohen
	Name:	Scot Cohen
	Title:	Executive Chairman

	By:	/s/ David Briones
	Name:	David Briones
	Title	Chief Financial Officer
Date: August 13, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scot Cohen	Executive Chairman and Director	August 13, 2019
Scot Cohen	(Principal Executive Officer)

/s/ David Briones	Chief Financial Officer	August 13, 2019
David Briones	(Principal Accounting Officer)

/s/ Glenn C. Pollack	Director	August 13, 2019
Glenn C. Pollack

/s/ John Wallace	Director	August 13, 2019
John Wallace

/s/ Fred Zeidman	Director	August 13, 2019
Fred Zeidman