Form 10-K/A
period 2019-04-30
Petro River Oil Corp.
filed 2019-08-14
CIK 1172298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended April 30, 2019, as filed with the Securities and Exchange Commission on August 13, 2019 (the “Original Form 10-K”), solely to correct an error in Note 14 to the footnotes to the financial statements, captioned “Subsequent Events”, to remove the bracketed language and in lieu thereof, to insert “None”.  Except as described above, this Amendment No. 1 does not alter or affect any other part or other information set forth in the Original Form 10-K. This Amendment does not modify or update in any way disclosures made in the Original Form 10-K.

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

None.

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