Form 10-Q
period 2019-07-31
Petro River Oil Corp.
filed 2019-09-23
CIK 1172298

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Issued and Outstanding at September 23, 2019
Common Stock, $0.00001 par value per share	18,063,540 shares

- i -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Petro River Oil Corp. and Subsidiaries
Consolidated Balance Sheets

	As of
	July 31, 2019	April 30, 2019
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$1,074,012	$1,214,858
Accounts receivable – oil and gas	102,436	128,987
Accounts receivable – other	288	-
Prepaid expense and other current assets	43,462	206,210
Prepaid oil and gas asset development costs	-	55,116
Total Current Assets	1,220,198	1,605,171

Oil and gas assets, full cost method
Costs subject to amortization, net	5,849,494	5,868,932
Costs not being amortized, net	100,000	100,000
Property, plant and equipment, net	-	63
Investment in Horizon Energy Partners	2,037,151	2,037,151
Investment in Horizon Energy Acquisition, LLC	400,000	400,000
Other assets	24,852	5,266
Total Long-Term Assets	8,411,497	8,411,412
Total Assets	$9,631,695	$10,016,583

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expense	$570,483	$714,786
Asset retirement obligations, current portion	720,214	720,442
Total Current Liabilities	1,290,697	1,435,228

Long-Term Liabilities:
Asset retirement obligations, net of current portion	308,555	328,749
Derivative liabilities	2,290,669	4,191,754
Total Long-Term Liabilities	2,599,224	4,520,503

Total Liabilities	3,889,921	5,955,731

Commitments and Contingencies

Equity:
Preferred shares – 5,000,000 authorized; par value $0.00001; 0 shares issued and outstanding	-	-
Preferred A shares – 500,000 authorized; par value $0.00001 per share; 435,403 and 0 issued and outstanding, respectively; liquidation preference of $8,708,060	4	4
Preferred B shares – 29,500 authorized; par value $0.00001; 0 shares issued and outstanding	-	-
Common shares – 150,000,000 authorized; par value $0.00001; 17,938,540 and 17,938,540 issued and outstanding, respectively	180	180
Additional paid-in capital	59,706,105	59,563,627
Accumulated deficit	(54,599,154)	(56,154,121)
Total Petro River Oil Corp. Equity	5,107,135	3,409,690
Non-controlling interests	634,639	651,162
Total Equity	5,741,774	4,060,852
Total Liabilities and Equity	$9,631,695	$10,016,583

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	July 31, 2019	July 31, 2018
Revenues
Oil and natural gas sales	$319,221	$574,065
Royalty revenue	3,238	-
Total Revenue	322,459	574,065

Operating Expense
Lease operating expenses	257,316	77,612
Depreciation, depletion and accretion	108,882	90,547
General and administrative	318,278	506,557
Total Operating Expense	684,476	674,716

Operating Loss	(362,017)	(100,651)

Other Income (Expense)
Interest income (expense), net	(624)	(319,580)
Change in fair value of derivative liabilities	1,901,085	-
Other Income (Expense)	1,900,461	(319,580)

Net Income (Loss) Before Income Tax Provision	1,538,444	(420,231)

Income Tax Provision	-	-

Net Income (Loss)	1,538,444	(420,231)

Net Income (Loss) Attributable to Non-controlling Interests	(16,523)	-

Net Income (Loss) Attributable to Petro River Oil Corp.	$1,554,967	$(420,231)

Income (Loss) Per Common Share –
Basic	$0.09	$(0.02)
Diluted	$0.09	$(0.02)

Weighted Average Number of Common Shares Outstanding –
Basic	17,938,540	17,504,019
Diluted	17,938,540	17,504,019

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

For the Three Months Ended July 31, 2019

	Preferred	Preferred	Common	Common	Additional Paid-in	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at May 1, 2019	435,403	$4	17,938,540	$180	$59,563,627	$(56,154,121)	$651,162	$4,060,852

Stock-based compensation	-	-	-	-	28,272	-	-	28,272

Contribution of overriding royalty interest	-	-	-	-	114,206	-	-	114,206

Net income (loss)	-	-	-	-	-	1,554,967	(16,523)	1,538,444

Balance at July 31, 2019	435,403	$4	17,938,540	$180	$59,706,105	$(54,599,154)	$634,639	$5,741,774

For the Three Months Ended July 31, 2018

	Preferred	Preferred	Common	Common	Additional Paid-in	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at May 1, 2018	-	$-	17,309,733	$173	$52,407,543	$(51,049,014)	$-	$1,358,702

Stock-based compensation	-	-	260,000	3	245,981	-	-	245,984

Net loss	-	-	-	-	-	(420,231)	-	(420,231)

Balance at July 31, 2018	-	$-	17,569,733	$176	$52,653,524	$(51,469,245)	$-	$1,184,455

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	July 31, 2019	July 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,538,444	$(420,231)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	28,272	245,984
Depreciation, depletion and accretion	108,882	90,547
Amortization of debt discount	-	156,199
Change in fair value of derivative liabilities	(1,901,085)	-
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	26,551	96,945
Accounts receivable – other	(288)	-
Prepaid expenses and other assets	143,162	(5,506)
Prepaid oil and gas development costs	55,116	-
Accounts payable and accrued expenses	100,051	(284,489)
Accrued interest on notes payable – related party	-	150,415
Net Cash Provided by Operating Activities	99,105	29,864

CASH FLOW FROM INVESTING ACTIVITIES:
Capitalized expenditures on oil and gas property development costs	(239,951)	(372,552)
Net Cash Used in Investing Activities	(239,951)	(372,552)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from notes payable – related party	-	300,000
Net Cash Provided by Financing Activities	-	300,000

Change in cash and cash equivalents	(140,846)	(42,688)

Cash and cash equivalents, beginning of period	1,214,858	47,330
Cash and cash equivalents, end of period	$1,074,012	$4,642

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Change in estimate of asset retirement obligations	$21,696	$1,088
Additions to asset retirement obligation from new drilling	$-	$4,150
Change in accrued oil and gas development costs	$130,148	$84,020
Contribution of overriding royalty interest	$114,206	$-

The accompanying notes are an integral part of these consolidated financial statements.

PETRO RIVER OIL CORP. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

1.	Organization

Petro River Oil Corp. (the “Company”, “we”, “us” or “our”) is an independent energy company focused on the exploration and development of conventional oil and gas assets with low discovery and development costs, utilizing modern technology. The Company is currently focused on moving forward with drilling wells on several of its properties owned directly and indirectly through its interest in Horizon Energy Partners, LLC (“Horizon Energy”), as well as exploring additional opportunities with Horizon Energy and other industry-leading partners.

The Company’s core holdings are in the Mid-Continent Region in Oklahoma, including in Osage County and Kay County, Oklahoma. Following the acquisition of Horizon I Investments, LLC (“Horizon Investments”) in December 2015, the Company has additional exposure to a portfolio of domestic and international oil and gas assets consisting of conventional plays diversified across project type, geographic location and risk profile, as well as access to a broad network of industry leaders from Horizon Investment’s interest in Horizon Energy. Horizon Energy is an oil and gas exploration and development company owned and managed by former senior oil and gas executives. It has a portfolio of domestic and international assets. Each of the assets in the Horizon Energy portfolio is characterized by low initial capital expenditure requirements and strong risk reward characteristics.

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

Effective September 24, 2018, the Company acquired a 66.67% membership interest in LBE Partners, LLC, a Delaware limited liability company (“LBE Partners”), from ICO Liquidating Trust, LLC, in exchange for 300,000 restricted shares of the Company’s common stock, par value $0.00001 per share. LBE Partners has varying working interests in multiple oil and gas producing wells located in Texas.

2.	Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses since its inception. As of July 31, 2019, the Company had an accumulated deficit of approximately $54.6 million, had a working capital deficit of approximately $70,500, and had cash and cash equivalents of approximately $1.1 million. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been debt and equity financings. In addition, the Company has a limited operating history prior to its acquisition of Bandolier. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management remains focused on specific target acquisitions and investments, limiting operating expenses, and exploring farm-in and joint venture opportunities for the Company’s oil and gas assets. No assurances can be given that management will be successful. In addition, Management intends to raise additional capital through debt and equity instruments in order to execute its business, operating and development plans. Management can provide no assurances that the Company will be successful in its capital raising efforts. In order to conserve capital, from time to time, management may defer certain development activity.

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

The unaudited consolidated financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2019, filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2019, as amended on August 14, 2019. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Annual Report on Form 10-K, as amended, for the year ended April 30, 2019, has been omitted. The results of operations for the interim periods presented are not necessarily indicative of results for the entire year ending April 30, 2020.

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

As of July 31, 2019, approximately $467,000 of cash and cash equivalents exceed the FDIC insurance limits.

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

The allowance for doubtful accounts at July 31, 2019 and April 30, 2019 was $0.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. As of July 31, 2019 and 2018, management engaged a third party to perform an independent study of the oil and gas assets. The Company recorded no impairment in the consolidated statements of operations for the three months ended July 31, 2019 and 2018, respectively.

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

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers, which require significant judgment, as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expenses. There have been no material changes in the methodology used by the Company in calculating depletion, depreciation and amortization of oil and gas properties under the full cost method during the three months ended July 31, 2019 and 2018.

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

The Company had derivative liabilities of $2,290,669 and $4,191,754 as of July 31, 2019 and April 30, 2019, respectively.

(h)	Income Taxes:

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

Uncertain Tax Positions

The Company evaluates uncertain tax positions to recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. De-recognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained. At July 31, 2019 and April 30, 2019, the Company had $0 and $0, respectively, of liabilities for uncertain tax positions.

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

(i)	Revenue Recognition:

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” supersedes the revenue recognition requirements and industry-specific guidance under Revenue Recognition (Topic 605). Topic 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 on May 1, 2018, using the modified retrospective method applied to contracts that were not completed as of May 1, 2018. Under the modified retrospective method, prior period financial positions and results will not be adjusted. The cumulative effect adjustment recognized in the opening balances included no significant changes as a result of this adoption. Refer to Note 11 – Revenue from Contracts with Customers for additional information.

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

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if converted method. In computing diluted EPS, the average stock price for the period is used to determine the number of shares assumed to be purchased from the exercise of stock options and/or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive. For the three months ended July 31, 2019, the dilutive potential common shares outstanding during the period included only a portion of the potentially issuable shares of common stock related to options and warrants as the majority of options and warrants were anti-dilutive.

(n)	Recent Accounting Pronouncements:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842)”. The new lease guidance supersedes Topic 840. The core principle of the guidance is that entities should recognize the assets and liabilities that arise from leases. Topic 840 does not apply to leases to explore for or use minerals, oil, natural gas and similar non-regenerative resources, including the intangible right to explore for those natural resources and rights to use the land in which those natural resources are contained. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, which provides entities with an alternative modified transition method to elect not to recast the comparative periods presented when adopting Topic 842. The Company adopted Topic 842 as of May 1, 2019, using the alternative modified transition method, for which, comparative periods, including the disclosures related to those periods, are not restated.

In addition, the Company elected practical expedients provided by the new standard whereby, the Company has elected to not reassess its prior conclusions about lease identification, lease classification, and initial direct costs and to retain off-balance sheet treatment of short-term leases (i.e., 12 months or less and does not contain a purchase option that the Company is reasonably certain to exercise). As a result of the short-term expedient election, the Company has no leases that require the recording of a net lease asset and lease liability on the Company’s consolidated balance sheet or have a material impact on consolidated earnings or cash flows as of July 31, 2019. Moving forward, the Company will evaluate any new lease commitments for application of Topic 842.

In September 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. ASU 2016-13 was issued to provide more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. ASU 2016-13 is effective for reporting periods beginning after December 15, 2019 using a modified retrospective adoption method. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently assessing the impact this accounting standard will have on its financial statements and related disclosures.

In June 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Companies will value all equity classified awards at their grant-date under ASC 718 and forgo revaluing the award after the grant date. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted, but no earlier than the Company’s adoption date of Topic 606, Revenue from Contracts with Customers (as described above under Revenue Recognition). The Company adopted the standard during the three months ended July 31, 3019 and the adoption did not have an impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework —Changes to the Disclosure Requirements for Fair Value Measurement”. This update is to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by U.S. GAAP that is most important to users of each entity’s financial statements. The amendments in this update apply to all entities that are required, under existing U.S. GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating this guidance and the impact of this update on its consolidated financial statements.

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

The following table summarizes, on an unaudited pro forma basis, the results of operations of the Company as though the acquisition had occurred as of May 1, 2018 (the beginning of the prior fiscal year). The pro-forma amounts presented are not necessarily indicative of either the actual operation results had the acquisition transaction occurred as of May 1, 2018.

	For the Three Months Ended July 31, 2018
	Petro River	LBE Partners	Pro-Forma Combined
Revenue	$574,065	$151,705	$725,770
Net income (loss)	(420,231)	22,687	(397,544)
Loss per share of common share – basic and diluted	(0.02)		$(0.02)
Weighted average number of common shares outstanding – basic and diluted	17,504,019	300,000	17,804,019

For the three months ended July 31, 2019, the changes in non–controlling interest in LBE were as follows:

Non–controlling interest at April 30, 2019	$651,162
Non–controlling share of net loss	(16,523)
Non–controlling interest at July 31, 2019	$634,639

6.	Oil and Gas Assets

The following table summarizes the activity in oil and gas assets by project:

Cost	Oklahoma	Texas	Other (1)	Total
Balance, May 1, 2019	$4,706,261	$1,162,671	$100,000	$5,968,932
Additions	109,803	-	-	109,803
Change in estimates	(17,746)	(3,950)	-	(21,696)
Depreciation, depletion and amortization	(72,213)	(35,332)	-	(107,545)
Impairment of oil and gas assets	-		-	-
Balance, July 31, 2019	$4,726,105	$1,123,389	$100,000	$5,949,494

(1)
Other property consists primarily of four, used steam generators and related equipment that will be assigned to future projects. As of July 31, 2019 and April 30, 2019, management concluded that impairment was not necessary as all other assets were carried at salvage value.

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

Oklahoma Properties. During the three months ended July 31, 2019, the Company recorded additions related to development costs incurred of approximately $110,000 for proven oil and gas assets.

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

Impairment of Oil & Gas Properties. As of July 31, 2019, the Company assessed its oil and gas assets for impairment and recognized a charge of $0 related to its Texas oil and gas properties. As of July 31, 2018, the Company assessed its oil and gas assets for impairment and recognized a charge of $0 related to its Oklahoma and Larne Basin oil and gas properties.

7.	Asset Retirement Obligations

The total future asset retirement obligations were estimated based on the Company’s ownership interest in all wells and facilities, the estimated legal obligations required to retire, dismantle, abandon and reclaim the wells and facilities and the estimated timing of such payments. The Company estimated the present value of its asset retirement obligations at both July 31, 2019 and April 30, 2019 based on a future undiscounted liability of $1,096,159 and $1,118,249, respectively. These costs are expected to be incurred within 1 to 42 years. A credit-adjusted risk-free discount rate of 10% and an inflation rate range of 1.5% to 2.66% were used to calculate the present value.

Changes to the asset retirement obligations were as follows:

	Three Months Ended July 31, 2019	Three Months Ended July 31, 2018
Balance, beginning of period	$1,049,191	$660,139
Additions	-	4,150
Change in estimates	(21,696)	(1,088)
Accretion	1,274	3,423
	1,028,769	666,624
Less: Current portion for cash flows expected to be incurred within one year	(720,214)	(406,403)
Long-term portion, end of period	$308,555	$260,221

Expected timing of asset retirement obligations:

Year Ending April 30,
2020	$720,214
2021	-
2022	-
2023	-
2024	-
Thereafter	375,945
Subtotal	1,096,159
Effect of discount	(67,391)
Total	$1,028,768

8.	Related Party Transactions

Acquisition of Membership Interest in LBE Partners

On October 2, 2018, the Company, ICO and LBE Partners entered into the LBE Assignment Agreement and the LBE Purchase Agreement, pursuant to which, effective September 24, 2018, the Company purchased a 66.67% membership interest in LBE Partners from ICO in exchange for 300,000 restricted shares of the Company’s common stock to ICO. Both ICO and LBE Partners are managed by Mr. Cohen. For more information regarding this transaction, see Note 5.

Series A Financing

On January 31, 2019, the Company consummated the Series A Financing (“Series A Financing”), pursuant to which the Company sold and issued an aggregate of 178,101 Units, for an aggregate purchase price of $3,562,015, to certain accredited investors pursuant to a Securities Purchase Agreement (“SPA”) and to certain debtholders pursuant to debt conversion agreements, (the “Debt Holder Agreement”) resulting in net cash proceeds to the Company of approximately $2.7 million and the termination of the Cohen Loan Agreement and debt owed to Fortis Oil & Gas. In addition, on January 31, 2019, the Company entered into the Secured Debt Conversion Agreements, pursuant to which Petro Exploration Funding, LLC and Petro Exploration Funding II, LLC converted all outstanding senior secured debt (including interest and unpaid interest), amounting to an aggregate of approximately $5.1 million, into shares of Series A Preferred Stock.

In June and November 2017, the Company consummated Secured Note financings for an aggregate of $4.5 million, which Secured Notes accrued interest at a rate of 10% per annum and were scheduled to mature on June 13, 2020. On May 17, 2018, the parties executed an extension of the due date of the first interest payment due pursuant to each of the Secured Notes from June 1, 2018 to December 31, 2018. As consideration for the interest payment extension, the Company agreed to pay the holders an additional 10% of the interest due on June 1, 2018 on December 31, 2018. On December 17, 2018, the parties executed a second extension of the due date of the first interest payment due pursuant to each of the Secured Notes from December 31, 2018 to March 31, 2019. As a result of the Series A Financing discussed above, the outstanding balances of the Secured Notes were converted into shares of Series A Preferred Stock.

Related Party Loan

On June 18, 2018, the Company entered into a Loan Agreement with Scot Cohen (the “Cohen Loan Agreement”), the Company’s Executive Chairman, pursuant to which Mr. Cohen loaned the Company $300,000 at a 10% annual interest rate due September 30, 2018. On December 17, 2018, the maturity date of the Cohen Loan Agreement was extended to March 31, 2019. The Cohen Loan Agreement was terminated on January 31, 2019 in exchange for the issuance of units, consisting of 15,000 shares of Series A Preferred and warrants to purchase 750,000 shares of the Company’s common stock sold and issued in the Series A Financing.

9.	Derivative Liabilities

As noted above in Note 8, on January 31, 2019, the Company sold and issued an aggregate of 178,101 units, for an aggregate purchase price of $3,562,015, to certain accredited investors and to certain debtholders. The units sold and issued in the Series A Financing included five-year warrants to purchase 8,905,037 shares of the Company’s common stock, at an exercise price of $0.50 per share.

The Company identified certain features embedded in the warrants requiring the Company to classify the warrants as a derivative liability; specifically, the warrants contain a fundamental transaction provision that permits their settlement in cash at fair value of the remaining unexercised portion of this warrant at the option of the holder upon the occurrence of a change in control.

The fair value of the derivative feature of the warrants on the date of issuance and balance sheet date were calculated using a binomial lattice model valued with the following weighted-average assumptions:

July 31, 2019
Risk-free interest rate	1.84%
Expected life of grants	4.50 years
Expected volatility of underlying stock	138%
Dividends	0

As of July 31, 2019 and April 30, 2019, the derivative liability of the warrants was $2,290,669 and $4,191,754, respectively. During the three months ended July 31, 2019, the Company also recorded $1,901,085 as the change in the value of the derivative liabilities.

10.	Stockholders’ Equity

During the three months ended July 31, 2019, the Company recorded $27,084 in stock-based compensation for vesting amortization of restricted shares granted to employees and consultants in the prior year.

Stock Options

During the three months ended July 31, 2019 and 2018, the Company computed the fair value of stock options utilizing a Black-Scholes option-pricing model using the following assumptions:

	July 31, 2019	July 31, 2018
Risk-free interest rate	2.02%	2.08 – 2.96%
Expected life of grants	1 – 10 years	1 – 10 years
Expected volatility of underlying stock	151.40%	155.97 – 158.73%
Dividends	0%	0%

The expected stock price volatility for the Company’s stock options was estimated using the historical volatilities of the Company’s common stock. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

The following table summarizes the option activity for the period from April 30, 2019 to July 31, 2019, and options outstanding and exercisable at July 31, 2019:

	Options	Weighted Average Exercise Prices

Outstanding – April 30, 2019	2,607,385	$2.13
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding – July 31, 2019	2,607,385	$2.13
Exercisable – July 31, 2019	2,591,385	$2.13

The following table summarizes information about the options outstanding and exercisable at July 31, 2019:

	Options Outstanding		Options Exercisable
Exercise Price	Options	Weighted Avg. Life Remaining (years)	Options	Weighted Average Exercise Price
$1.30	12,000	0.04	12,000	$0.01
$1.38	1,795,958	7.09	1,795,958	$0.96
$1.40	25,703	8.39	25,703	$0.01
$1.50	40,000	9.00	24,000	$0.01
$1.98	5,000	7.01	5,000	$0.00
$2.00	457,402	5.92	457,402	$0.35
$2.87	65,334	5.55	65,334	$0.07
$3.00	51,001	6.41	51,001	$0.06
$3.39	12,000	6.64	12,000	$0.02
$6.00	10,000	5.48	10,000	$0.02
$12.00	132,987	4.26	132,987	$0.62
	2,607,385		2,591,385
Aggregate Intrinsic Value	$-		$-

During the three months ended July 31, 2019 and 2018, the Company expensed an aggregate $1,188 and $191,818 to general and administrative expenses for stock-based compensation pursuant to employment and consulting agreements.

As of July 31, 2019, the Company has $38,329 in unrecognized stock-based compensation expense which will be amortized over a weighted average exercise period of 6.97 years.

Warrants

As discussed above, on January 31, 2019, the Company sold and issued an aggregate of 178,101 units to certain accredited investors and to certain debtholders. The units sold and issued in the Offering included five-year warrants to purchase 8,905,037 shares of the Company’s common stock, at an exercise price of $0.50 per share. The relative fair value of the warrants were estimated to be $4,209,148 using the binomial lattice model.

In connection with the issuance of the Secured Note financings in June and November 2017 (as discussed in Note 8), the Company issued warrants to purchase 2.1 million shares of the Company’s common stock (the “Secured Note Warrants”). Upon issuance of the Secured Notes, the Company valued the Secured Note Warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $2,003,227 as debt discount on the consolidated balance sheet.

The following table summarizes the warrant activity for the three months ended July 31, 2019:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding and exercisable – April 30, 2019	11,128,706	$1.09	4.71
Forfeited	-	-	-
Granted/Expired	-	-	-
Outstanding and exercisable – July 31, 2019	11,128,706	$1.09	4.46

The aggregate intrinsic value of the outstanding warrants was $0.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) attributable to common stockholders per common share.

	For the Three Months Ended
	July 31, 2019	July 31, 2018
Numerator:
Net income (loss) attributable to common stockholders	$1,554,967	$(420,231)
Effect of dilutive securities:	-	-

Diluted net income (loss)	$1,554,967	$(420,231)

Denominator:
Weighted average common shares outstanding - basic	17,935,540	17,504,019
Dilutive securities (a):
Series A Preferred	-	-
Options	-	-
Warrants	-	-

Weighted average common shares outstanding and assumed conversion – diluted	17,935,540	17,504,019

Basic net income (loss) per common share	$0.09	$(0.02)

Diluted net income (loss) per common share	$0.09	$(0.02)

(a) - Anti-dilutive securities excluded:	35,506,241	4,651,257

For the three months ended July 31, 2019 and 2018, potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive. The Company had the following common stock equivalents at July 31, 2019 and 2018 were excluded from the computation of diluted net income (loss) per share as the inclusion of such shares would be anti-dilutive:

	July 31, 2019	July 31, 2018
Series A Preferred Shares	21,770,150	-
Stock options	2,607,385	2,427,588
Stock purchase warrants	11,128,706	2,223,669
Total	35,506,241	4,651,257

11.	Revenue from Contracts with Customers

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates revenue by significant product type for the three months ended July 31, 2019 and 2018:

	For the Three Months Ended July 31, 2019	For the Three Months Ended July 31, 2018
Oil sales	$311,949	$572,701
Natural gas sales	7,272	1,364
Royalty revenue	3,238	-
Total revenue from customers	$322,459	$574,065

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of July 31, 2019.

12.	Contingency and Contractual Obligations

Office Lease

Change in Accounting Policy. The Company adopted ASU No. 2016-02, “Leases (Topic 842)” and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, on May 1, 2019, using the alternative modified transition method, for which, comparative periods, including the disclosures related to those periods, are not restated as of May 1, 2019. Refer to Note 4 – Significant Accounting Policies above for additional information.

In May 2019, the Company entered into a lease agreement for office space located at 55 5th Avenue, Suite 1702, New York, NY 10003. The lease is for a term of one year and set to expire on May 31, 2020 and has fixed annual rent of $119,151. Upon execution of the lease, the Company paid a security deposit of $19,859. On the effective date of the new lease, the Company applied the new lease Topic 842 and does not expect the lease to have a significant impact on its consolidated balance sheet or statements of operations or cash flows.

For the three months ended July 31, 2019 and 2018, the Company incurred lease expense of $9,929 and $27,922, respectively, for the combined leases.

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

On January 30, 2014, the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating CAD $759,000 (approximately USD $576,400 as of July 31, 2019). The Company filed a defense and on October 20, 2014, it filed a summary judgment application stating that the landlord’s claim is barred, as it was commenced outside the 2-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of CAD $665,000 (approximately USD $505,000 as of July 31, 2019). The applications were heard on June 25, 2015 and the court allowed both the Company’s summary judgment application and the landlord’s amendment application. Both of these orders were appealed though two levels of the Alberta courts and the appeals were dismissed at both levels. The net effect is that the landlord's claim for loss of prospective rent is to proceed. On October 4, 2018, the Company and the landlord entered into a settlement agreement under which all actions by the landlord and the Company were dismissed for a payment by the Company to the landlord of 68,807 shares of common stock.

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

13.	Subsequent Events

In August 2019, a holder of Preferred Series A converted 2,500 Preferred A shares to 125,000 shares of common stock.

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

The following discussion of our financial condition and results of operations is based upon and should be read in conjunction with our consolidated financial statements and their related notes included in this Quarterly Report and our Annual Report on Form 10-K for the year ended April 30, 2019, filed with the SEC on August 13, 2019, as amended on August 14, 2019.

Business Overview

Petro River Oil Corp. (the “Company”) is an independent energy company focused on the exploration and development of conventional oil and gas assets with low discovery and development costs, utilizing modern technology. The Company is currently focused on moving forward with drilling wells on several of its properties owned directly and indirectly through its interest in Horizon Energy Partners, LLC (“Horizon Energy”), as well as exploring opportunities with Horizon Energy and other industry-leading partners.

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

While no assurances can be given, the Company anticipates that revenue in subsequent quarters will stabilize as a result of the Company’s discoveries in Osage County, Oklahoma, revenue resulting from the Company’s drilling program for calendar year 2019 and from the acquisition of LBE in October 2019.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 4 to the annual consolidated financial statements for the years ended April 30, 2019 and 2018 on Form 10-K, filed with the SEC on August 13, 2019, as amended on August 14, 2019, for the year ended April 30, 2019.

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

Derivative Liabilities

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842)”. The new lease guidance supersedes Topic 840. The core principle of the guidance is that entities should recognize the assets and liabilities that arise from leases. Topic 840 does not apply to leases to explore for or use minerals, oil, natural gas and similar non-regenerative resources, including the intangible right to explore for those natural resources and rights to use the land in which those natural resources are contained. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, which provides entities with an alternative modified transition method to elect not to recast the comparative periods presented when adopting Topic 842. The Company adopted Topic 842 as of May 1, 2019, using the alternative modified transition method, for which, comparative periods, including the disclosures related to those periods, are not restated.

In addition, the Company elected practical expedients provided by the new standard whereby, the Company has elected to not reassess its prior conclusions about lease identification, lease classification, and initial direct costs and to retain off-balance sheet treatment of short-term leases (i.e., 12 months or less and does not contain a purchase option that the Company is reasonably certain to exercise). As a result of the short-term expedient election, the Company has no leases that require the recording of a net lease asset and lease liability on the Company’s consolidated balance sheet or have a material impact on consolidated earnings or cash flows as of July 31, 2019. Moving forward, the Company will evaluate any new lease commitments for application of Topic 842.

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

In June 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Companies will value all equity classified awards at their grant-date under ASC 718 and forgo revaluing the award after the grant date. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted, but no earlier than the Company’s adoption date of Topic 606, Revenue from Contracts with Customers (as described above under Revenue Recognition). The Company adopted the standard during the three months ended July 31, 3019 and the adoption did not have an impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework —Changes to the Disclosure Requirements for Fair Value Measurement”. This update is to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by U.S. GAAP that is most important to users of each entity’s financial statements. The amendments in this update apply to all entities that are required, under existing U.S. GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating this guidance and the impact of this update on its consolidated financial statements.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

Results of Operations

Results of Operations for the Three Months Ended July 31, 2019 Compared to Three Months Ended July 31, 2018

Oil and Natural Gas Sales

During the three months ended July 31, 2019, the Company recognized $319,221 in oil and gas sales, compared to $574,065 for the three months ended July 31, 2018. The overall decrease in sales of $254,844 is primarily due an overall reduction in production due to natural decline in production from existing producing wells located in Osage County, Oklahoma, as well as lower market prices.

We have listed below the total production volumes and total revenue net to the Company for the three months ended July 31, 2019 and 2018.

	For the Three Months Ended July 31, 2019	For the Three Months Ended July 31, 2018
Oil volume (BBL)	5,897	8,414
Gas volume (MCF)	6,946	763
Volume equivalent (BOE)(1)	7,055	8,541
Revenue	$319,221	$574,065

(1) Assumes 6 Mcf of natural gas is equivalent to 1 barrel of oil.

Royalty Revenue

In connection with the Purchase and Exchange Agreement dated February 14, 2018 between Petro River and Red Fork Resources (“Red Fork”), a subsidiary of Horizon Energy, Petro River conveyed to Red Fork its 13.75% interest in the Mountain View Project and received a 64.70% interest from Red Fork in a new project in Kay County. Petro River also retained a 2% royalty interest in the membership interest conveyed to Red Fork in the Mountain View Project. In relation to this agreement, the Company recognized revenue of $3,238 and $0 during the three months ended July 31, 2019 and 2018, respectively.

Lease Operating Expense

During the three months ended July 31, 2019, lease operating expense was $257,316, compared to $77,612 for the three months ended July 31, 2018. The overall increase in lease operating expense was primarily attributable to increased activity in the Company’s drilling activity in Osage County, Oklahoma and the acquisition of LBE Partners. In addition, the increased LOE is due to a combination of more wells being online and some major expenses incurred in July 2019, including the acidizing of two wells and replacing several pumps.

General and Administrative Expense

General and administrative expense for the three months ended July 31, 2019 was $318,278, compared to $506,557 for the three months ended July 31, 2018. The decrease was primarily attributable to decreases in salaries and benefits and office and administrative expenses. These changes are outlined below:

	For the Three Months Ended	For the Three Months Ended
	July 31, 2019	July 31, 2018
Salaries and benefits	$80,772	$283,484
Professional fees	178,820	139,620
Office and administrative	58,686	83,453
Total	$318,278	$506,557

Salaries and benefits included non-cash stock-based compensation of $28,272 for three months ended July 31, 2019, compared to $245,984 for the three months ended July 31, 2018. The decrease in stock-based compensation of $217,712 from the three months ended July 31, 2018 was due to fewer awards made during the current period. General and administrative expense decreased due to management’s commitment to substantially reduce expense.

Other Income (Expense)

During the three months ended July 31, 2019, the Company recognized $624 of net interest expense, compared to net interest expense of $319,580 for the three months ended July 31, 2018. In addition, in relation to the debt restructuring in January 2019, during the three months ended July 31, 2019, the Company recognized a gain of $1,901,085 related to the change in fair value of its derivative liabilities. During the three months ended July 31, 2018, the net interest expense for the three months ended July 31, 2018 included $156,199 and $163,381, which were the accretion of the debt discount and interest expense, respectively, related to the June 2017 $2.0 million and November 2017 $2.5 million Secured Note financings.

Liquidity and Capital Resources

At July 31, 2019, the Company had working capital deficit of $70,449, consisting of $1,220,198 of current assets and $1,290,697 of current liabilities.

As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. In addition, the Company has a limited operating history. At July 31, 2019, the Company had cash and cash equivalents of approximately $1.1 million. The Company’s primary source of operating funds since inception has been equity and note financings, as well as through the consummation of the Horizon Acquisition.

On January 31, 2019, the Company consummated the Series A Financing, pursuant to which the Company sold and issued an aggregate of 178,101 Units, for an aggregate purchase price of $3,562,015, to certain accredited investors pursuant to an SPA and to certain debtholders pursuant to Debt Conversion Agreements, resulting in net cash proceeds to the Company of approximately $2.7 million and the termination of the Cohen Loan Agreement, as defined below, and debt owed to Fortis. In addition, on January 31, 2019, the Company entered into the Secured Debt Conversion Agreements, pursuant to which Funding Corp. and Funding Corp. II converted all outstanding debt due to them under the June 2017 Secured Note and November 2017 Secured Note, together amounting to an aggregate of approximately $5.1 million, into shares of Series A Preferred. As a result, the Company increased its current assets and decreased its current liabilities significantly.

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

Operating Activities

During the three months ended July 31, 2019, cash provided by operating activities was $99,105, compared to $29,864 provided by operating activities during the three months ended July 31, 2018. The Company incurred net income during the three months ended July 31, 2019 of $1,538,444, compared to a net loss of $420,231 for the three months ended July 31, 2018. For the three months ended July 31, 2019, the net income was offset by non-cash items such as stock-based compensation, depreciation, depletion and accretion of asset retirement obligation and the change in the fair value of derivative liabilities. Cash used in operations was also influenced by changes in accounts receivable, prepaid expense and accounts payable and accrued expense. For the three months ended July 31, 2018, the net loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and accretion of asset retirement obligation and accretion of debt discount. Cash used in operations was also influenced by changes in accounts receivable, prepaid expense and accounts payable and accrued expense.

Investing Activities

Investing activities during the three months ended July 31, 2019 resulted in cash used of $239,951, compared to cash used of $372,552 during the three months ended July 31, 2018. During the three months ended July 31, 2019, the Company incurred $239,951 of expenditures for the development of oil and gas assets, compared to $372,552 for the three months ended July 31, 2018.

Financing Activities

Financing activities during the three months ended July 31, 2019 resulted in cash provided of $0, compared to cash provided of $300,000 during the three months ended July 31, 2018.

Capitalization

The number of outstanding shares of the Company’s common stock and the number of shares that could be issued if all common stock equivalents are converted to shares is as follows:

As of	July 31, 2019	July 31, 2018
Convertible preferred shares	21,770,150	-
Common shares	17,938,540	17,569,733
Stock options	2,607,385	2,607,385
Stock purchase warrants	11,128,706	2,223,669
	53,444,781	22,400,787

Off-Balance Sheet Arrangements

None.

ITEM 3.  QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

A. Material Weaknesses

As discussed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2019, we identified material weaknesses in the design and operation of our internal controls. The material weaknesses are due to the limited number of employees, which impacts our ability to conduct a thorough internal review, and the Company’s reliance on external accounting personnel to prepare financial statements.

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

On January 30, 2014, the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating CAD $759,000 (approximately USD $576,400 as of July 31, 2019). The Company filed a defense and on October 20, 2014, it filed a summary judgment application stating that the landlord’s claim is barred, as it was commenced outside the 2-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of CAD $665,000 (approximately USD $505,000 as of July 31, 2019). The applications were heard on June 25, 2015 and the court allowed both the Company’s summary judgment application and the landlord’s amendment application. Both of these orders were appealed though two levels of the Alberta courts and the appeals were dismissed at both levels. The net effect is that the landlord's claim for loss of prospective rent is to proceed. On October 4, 2018, the Company and the landlord entered into a settlement agreement under which all actions by the landlord and the Company were dismissed for a payment by the Company to the landlord of 68,807 shares of its common stock.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended April 30, 2019, filed on August 13, 2019, as amended August 14, 2019. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of September 23, 2019, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a)
There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b)
There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s Board of Directors during the quarter ended July 31, 2019.

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

(b) Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO RIVER OIL CORP.

Date: September 23, 2019	By:	/s/ Scot Cohen
	Name:	Scot Cohen
	Title:	Executive Chairman

	By:	/s/ David Briones
	Name:	David Briones
	Title	Chief Financial Officer