Form 10-K/A
period 2019-04-30
Petro River Oil Corp.
filed 2019-09-27
CIK 1172298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Common Stock, par value $0.00001 per share
Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 27, 2019
Common Stock, $0.00001 par value per share	19,938,540 shares

EXPLANATORY NOTE

We are filing this Amendment No. 2 to our Annual Report on Form 10-K for the year ended April 30, 2019, originally filed with the Securities and Exchange Commission on August 13, 2019, as amended August 14, 2019 (the “Original Filing, as amended”), solely to include information previously omitted from Items 10, 11, 12, 13, and 14 of Part III of the Original Filing, as amended, in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after fiscal year end.

For purposes of this Amendment, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 of the Original Filing, as amended, have been amended and restated in their entirety.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing, as amended, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing, as amended.

-i-

-ii-

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s Board of Directors (the “Board”) and executive officers consist of the persons named in the table below. Each director serves for a one-year term, until his or her successor is elected and qualified, or until earlier resignation or removal. Our Bylaws provide that the Board shall consist of not less than one, nor more than ten directors. The Company’s Board is currently comprised of four directors. The directors and executive officers are as follows:

Name	Age	Title
Scot Cohen	50	Executive Chairman
Stephen Brunner	61	President
David Briones	43	Chief Financial Officer
Glenn C. Pollack	61	Director
John Wallace	45	Director
Fred Zeidman	73	Director

Scot Cohen, Executive Chairman. Mr. Cohen has over 20 years of experience in institutional asset management, wealth management, and capital markets. Mr. Cohen is the Founder and Managing Partner of V3 Capital Partners, a private investment firm focused on early-stage companies primarily in the consumer products industry. Prior to creating V3 Capital Partners, Mr. Cohen was the founder and principal of the Iroquois Capital Opportunity Fund, a closed end private equity fund focused on investments in North American oil and gas assets. He was also the co-founder of Iroquois Capital, a New York based hedge fund. In addition, he manages several operating and non-operating partnerships, which actively invest in the energy sector.

Prior to founding Iroquois Capital, Mr. Cohen founded a merchant bank based out of New York, which was one of the most active participants in structured investments in public companies (PIPES) in the United States over the four-year period he was actively managing the business. Mr. Cohen began his career at Oppenheimer and Company in a sales capacity and transitioned from there to a boutique investment-banking firm, where he spent two years. Scot currently sits on the board of directors of Charlie's Holdings, Inc. (OTCBB: CHUC) and Wrap Technologies, Inc. (OTCQB: WRTC), as well as several private companies, and is involved a number of charitable ventures. Mr. Cohen earned a Bachelor of Science degree from Ohio University in 1991.

The Board’s Nomination Committee believes Mr. Cohen’s extensive investment banking experience advising oil and gas companies, as well as his operational expertise developing oil and gas assets, is valuable to the Board of Directors and its deliberations, and is particularly beneficial as the Company continues to develop its oil and gas assets.

Stephen Brunner, President. Mr. Brunner was appointed President on October 30, 2015. Prior to joining the Company, Mr. Brunner served as President and Chief Executive Officer of Sanchez Production Partners LLC (NYSE: SPP), formerly Constellation Energy Partners LLC (“Sanchez Production”), from March 2008 until March 2015, and served as a member of the board of managers of Sanchez Production from December 2008 until August 2011. Mr. Brunner also served as Vice President for Constellation Energy Commodities Group, Inc. from February 2008 to January 2009. Mr. Brunner holds a B.S. in Petroleum Engineering from Louisiana Tech University.

David Briones, Chief Financial Officer. Mr. Briones was appointed Chief Financial Officer on August 15, 2013. Since October 1, 2010, Mr. Briones has acted as the managing member of Brio Financial Group, LLC, a financial reporting consulting firm. From January 2006 through September 2010, Mr. Briones managed the public company and hedge fund practices at Bartolomei Pucciarelli, LLC (“BP”). Within that capacity, Mr. Briones performed audit services, outsourced CFO functions, and/or consulted clients through difficult SEC comment periods, particularly through the application of complex accounting principles for a vast public company client base. BP is a registered firm with the Public Company Accounting Oversight Board. BP is an independent member of the BDO Seidman Alliance. Mr. Briones served as the chief financial officer of NXT Nutritionals Holdings, Inc. from February 2009 to May 2012. Mr. Briones also served as the CFO of Clear-Lite Holdings, Inc. from August 2009 to March 2011. Prior to joining BP, Mr. Briones was an auditor with PricewaterhouseCoopers LLP in New York, New York. Mr. Briones specialized in the financial services group, and most notably worked on the MONY Group, Prudential Financial, and MetLife initial public offerings.

Glenn C. Pollack, Director. Mr. Pollack is a Managing Director and Founder of Candlewood Partners, LLC (“Candlewood”), a merchant bank focused on middle market corporate finance and infrastructure projects, and is the Manager of Green Bull Georgia Partners, LLC, a special purpose vehicle controlled by Mr. Pollack established to purchase certain senior debt of Register Communications, Inc. (“Register”). In connection with the purchase of the senior debt, Mr. Pollack became a director of Register, which filed for Chapter 11 protection under the United States Bankruptcy Code in December 2015. Prior to founding Candlewood, Mr. Pollack was a Managing Director and Principal of a middle market investment banking firm with offices in Chicago and Cleveland. He was responsible for the Restructuring Group and was involved in other corporate finance transactions, including mergers and acquisitions and capital raising for special situations. He also spent five years as the CEO of a regional distributor of perishable foods with annual revenues of $180 million and over 250 employees in four states. Mr. Pollack is a certified public accountant and has worked for Price Waterhouse as a consultant and for Deloitte as an auditor.

The Board’s Nomination Committee believes Mr. Pollack’s success with multiple investment banking firms, his extensive contacts within the investment community, his executive management experience and financial and accounting expertise will assist the Company’s efforts to raise capital to fund the continued implementation of the Company’s business plan.

John Wallace, Director. Mr. Wallace graduated from Syracuse University in May 1996 with a Bachelor’s of Science degree in sociology. From June 1996 through May 2004, Mr. Wallace was a professional basketball player associated with the National Basketball Association (“NBA”). Since April 2009, Mr. Wallace has been an alumni relations and fan development representative for the New York Knicks, a professional basketball team aligned with the NBA. In that capacity, Mr. Wallace works on community public relations and fan development initiatives, along with sponsorship and marketing programs. In January 2013, Mr. Wallace joined Hotaling Insurance Group as an insurance agent. In February 2013, Mr. Wallace became an Executive Board Member of Heavenly Productions Foundation, a not for profit charitable organization dedicated to helping children in need or in distress. Since October 2007, Mr. Wallace has served as Vice President of Winning Because I Tried, a non-profit he co-founded in 2007, and whose focus is on academic success, social interaction, peer pressure awareness, and sound decision-making for children ages 8-18. Since 2006, Mr. Wallace has been President and General Manager of Rochester AAU Basketball, a program he founded in March 2006, which is designed to leverage sports as a means for youth to obtain a college education.

The Board’s Nomination Committee believes that Mr. Wallace brings effective management and leadership skills to the Board of Directors, which assists the Board and management in in developing its organization and business plan.

Fred Zeidman, Director. Mr. Zeidman has served as Director of the Company since September of 2012. Mr. Zeidman also served as a director of Straight Path Communications Inc. from September 2013 to February 2018, Hyperdynamics Corporation from December 2009 to October 2017, and as a director of Prosperity Bancshares, Inc. from 2004 to 2007. In addition, he has served as trustee for the AremisSoft Liquidating Trust since 2004. In March 2008, Mr. Zeidman was appointed the Interim President of Nova Biosource Fuels, Inc. (“Nova”), a publicly traded biodiesel technology company, and served in that position until the company’s acquisition in November 2009. Mr. Zeidman also served as a director of Nova from June 2007 to November 2009. From August 2009 through November 2009, Mr. Zeidman served as Chief Restructuring Officer for Transmeridian Exploration, Inc. He also served as CEO, President and Chairman of the Board of Seitel Inc., an oil field services company, from June 2002 until its sale in February 2007. Mr. Zeidman served as a Managing Director of the law firm Greenberg Traurig, LLP from July 2003 to December 2008. Mr. Zeidman has served as CEO, Interim CEO and Chairman of the Board of a variety of companies, including several in the oil and gas sector. Mr. Zeidman was the Chairman Emeritus of the United States Holocaust Memorial Council, a position he was appointed to by former President George Bush in March 2002, and in which he served from 2002-2010. He is also Chairman Emeritus of the University of Texas Health Science System Houston and is on the Board of Trustees of the Texas Heart Institute, where he currently serves as Interim Chief Financial Officer. Mr. Zeidman received his Bachelor of Science from Washington University and a Masters of Business Administration from New York University.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, with respect to the fiscal year ended April 30, 2019, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed and that such filings were timely.

Non-Executive Director Compensation for the Year Ended April 30, 2019

The Company has no formal arrangement pursuant to which directors are compensated for their services in their capacity as directors, except for the granting from time to time of incentive stock options. During the years ended April 30, 2019 and 2018, no compensation was paid to any of the Company’s non-executive directors.

Term of Office

Pursuant to our Bylaws, each member of our Board of Directors shall serve from the time they are duly elected and qualified until the next Annual Meeting of stockholders or until their death, resignation or removal from office.

Director Independence

The Board believes that a majority of its members should be independent directors. The Board has determined that, other than Mr. Cohen, all of its current directors, as well as each of the nominees for election, are independent directors as defined by the rules and regulations of the NASDAQ Stock Market.

              The members of the Audit Committee and Compensation Committee of the Board each meet the independence standards established by the NASDAQ Stock Market and the U.S. Securities and Exchange Commission (the “SEC”) for audit committees and compensation committees. In addition, the Board has determined that of its current directors, Mr. Pollack satisfies the definition of an “audit committee financial expert” under SEC rules and regulations. These designations do not impose any duties, obligations or liabilities that are greater than those generally imposed as members of the Audit Committee and the Board, and the designation as audit committee financial expert does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

Board of Directors Meetings and Committees

The Board held two meetings during the fiscal year ended April 30, 2019. Each director attended, either in person or telephonically, at least 75% of the aggregate meetings of the Board of Directors and meetings of committees on which he served during his tenure as a director or committee member.

Audit Committee

Our Audit Committee currently consists of three directors, Glenn Pollack, Fred Zeidman and John Wallace, each of whom are “independent” as independence is currently defined in the NASDAQ Stock Market Rules and SEC rules and regulations. The Board has determined that Glenn Pollack qualifies as an “Audit Committee financial expert,” as defined in applicable SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002. The Board made a qualitative assessment of Mr. Pollack’s level of knowledge and experience based on a number of factors, including his formal education and experience. The Audit Committee held one meeting during the fiscal year ended April 30, 2019.

The Audit Committee is responsible for overseeing the Company’s corporate accounting, financial reporting practices, audits of financial statements and the quality and integrity of the Company’s financial statements and reports. In addition, the Audit Committee oversees the qualifications, independence and performance of the Company’s independent auditors. In furtherance of these responsibilities, the Audit Committee’s duties include the following: evaluating the performance of and assessing the qualifications of the independent auditors; determining and approving the engagement of the independent auditors to perform audit, review and attest services and performing any proposed permissible non-audit services; evaluating employment by the Company of individuals formerly employed by the independent auditors and engaged on the Company’s account and any conflicts or disagreements between the independent auditors and management regarding financial reporting, accounting practices or policies; discussing with management and the independent auditors the results of the annual audit; reviewing the financial statements proposed to be included in the Company’s Annual Report on Form 10-K; discussing with management and the independent auditors the results of the auditors’ review of the Company’s quarterly financial statements; conferring with management and the independent auditors regarding the scope, adequacy and effectiveness of internal auditing and financial reporting controls and procedures; and establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting control and auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee operates under the written Audit Committee Charter adopted by the unanimous written consent of the Board. A copy of the Audit Committee Charter is available on the Company’s website.

Compensation Committee

Our Compensation Committee is currently comprised of two directors, Glenn Pollack and Fred Zeidman, each of whom is independent as independence is currently defined in the NASDAQ Stock Market Rules and SEC rules and regulations. The Compensation Committee held no meetings during the year ended April 30, 2019.

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

The Compensation Committee operates under the written Compensation Committee Charter that was adopted by the unanimous written consent of the Board. A copy of the Compensation Committee Charter is available on the Company’s website.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is currently comprised of two directors, Glenn Pollack and Fred Zeidman, each of who is independent as independence is currently defined in the NASDAQ Stock Market Rules and SEC rules and regulations. No meetings of the Nominating and Corporate Governance Committee were held during the year ended April 30, 2019.

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

Board Leadership Structure

Our Board has discretion to determine whether to separate or combine the roles of Chief Executive Officer and Chairman of the Board. Scot Cohen has served in both roles since 2013, and our Board continues to believe that his combined role is most advantageous to the Company and our stockholders, as Mr. Cohen possesses in-depth knowledge of the issues, opportunities and risks facing us, our business and our industry and is best positioned to fulfill the responsibilities of our Chief Executive Officer, as well as the Chairman’s responsibility to develop meeting agendas that focus the Board’s time and attention on the most critical matters and to facilitate constructive dialogue among Board members on strategic issues.

In addition to Mr. Cohen’s leadership, the Board maintains effective independent oversight through a number of governance practices, including, open and direct communication with management, input on meeting agendas, and regular executive sessions.

Board Role in Risk Assessment

Management, in consultation with outside professionals, as applicable, identifies risks associated with the Company’s operations, strategies and financial statements. Risk assessment is also performed through periodic reports received by the Audit Committee from management, counsel and the Company’s independent registered public accountants relating to risk assessment and management. Audit Committee members meet privately in executive sessions with representatives of the Company’s independent registered public accountants. The Board also provides risk oversight through its periodic reviews of the financial and operational performance of the Company.

Code of Ethics and Business Conduct

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any stockholder requesting a copy in writing from the Company, and is available on our corporate website at http://petroriveroil.com.

Our current Code of Ethics became effective July 3, 2013. A copy of our Code of Ethics was attached as an exhibit to our Transition Report on Form 10-K, filed on August 28, 2013.

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

Stockholder Communications with the Board of Directors

Our Board of Directors provides stockholders with the ability to send communications to the Board of Directors, and stockholders may do so at their convenience. In particular, stockholders may send their communications to:

Attn: Corporate Secretary
Petro River Oil Corp.
55 5th Avenue, Suite 1702
New York, New York 10003

All communications received by the Corporate Secretary are relayed to the Board of Directors of the Company.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation paid to the Company’s Executive Chairman, and the Company’s two most highly compensated executive officers other than its Executive Chairman, who were serving as executive officers as of April 30, 2019 and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”).

Name and Principal Position	Year Ended April 30	Salary $	Bonus $	Stock awards $	Option awards $ (1) (2)	Nonequity Incentive plan compensation $	Nonqualified Deferred compensation earnings $	All other compensation $	Total $
Scot Cohen, Chief Executive Officer, Executive Chairman (2)	2019	157,500	-	114,583	-	-	-	-	272,083
2018		157,500	-	-	170,147	-	-	-	327,647
Stephen Brunner, President	2019	35,000		68,750	104,580	-	-	-	178,330
2018		71,657	-	-	183,827	-	-	-	255,484
David Briones, Chief Financial Officer	2019	60,000	-	-	-	-	-		60,000
2018		55,000	-	-	2,190	-	-	-	57,190

(1)	“Option awards” include the expense recorded for all options granted by us as compensation for employment services or office during the current and prior years.

(2)
Of the total cash compensation paid to Mr. Cohen, $57,500 and $0 was paid to V3 Capital Partners, LLC and North Haven Equities, LLC, respectively, during the fiscal year ended April 30, 2019, and $75,000 and $30,000 was paid to V3 Capital Partners, LLC and North Haven Equities, LLC, respectively, during the fiscal year ended April 30, 2018; each entity is a single member limited liability company owned by Mr. Cohen.

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

Employment Agreements

Scot Cohen

On April 23, 2013, the Company entered into an Employment Agreement with Scot Cohen, the Company’s Executive Chairman (the “Employment Agreement”). Under the terms of the Employment Agreement, Mr. Cohen will be entitled to all earned but unpaid salary, expense reimbursements, bonuses (if applicable), and any vested benefits, upon termination of the Employment Agreement by the Company for cause, by Mr. Cohen without good reason, or upon the Employment Agreement’s expiration date in the event Mr. Cohen does not choose to renew his contract. In the event Mr. Cohen’s employment is terminated by the Company without cause, upon a change in control of the Company, or by Mr. Cohen for good reason, he shall be entitled to any accrued obligations (detailed in the preceding sentence), severance in a single lump sum installment in an amount equal to twice the sum of the base salary in effect on the termination date plus two times the maximum annual bonus for which Mr. Cohen was eligible in the fiscal year in which the termination date occurred, a pro-rata portion of Mr. Cohen’s annual bonus for the fiscal year in which the termination occurred, and a full vesting in the initial grant and in any and all previously granted outstanding equity-based incentive awards subject to time-based vesting criteria.

On November 20, 2013, the Company and Mr. Cohen entered into an amendment (the “Amendment”) to the Employment Agreement. Under the terms of the Amendment, the Company substituted a stock option grant of 208,333 fair market value stock options under the Plan, at the exercise price of $11.80 per share, for cash-settled restricted stock units representing 331,703 shares of the Company’s Common Stock, which the Company had previously agreed to grant Mr. Cohen under the terms of the Employment Agreement. These options vest in five equal installments, with the first 20% vesting immediately upon grant, and the remaining options vesting in four equal installments on the anniversary of the grant date.

Stephen Brunner

On October 28, 2015, the Company entered into an Employment Agreement with Stephen Brunner. Pursuant to the terms and conditions of the Employment Agreement, Mr. Brunner will receive a base salary of $5,000 per month from January 2016 until March 2016, which amount will increase to $10,000 per month thereafter, and will be eligible for an annual bonus, payable in cash and/or equity at the sole discretion of the Board of Directors. Upon execution of the Employment Agreement, Mr. Brunner received options to purchase 53,244 shares of the Company’s Common Stock, or 1.25% of the Company’s outstanding shares of common stock, for $2.00 per share, subject to certain vesting conditions contained in the Employment Agreement. Additionally, pursuant to the agreement, upon completion of certain transactions, including an increase of the number of shares of Common Stock authorized for issuance under the Company’s current stock option Plan, Mr. Brunner shall receive options to purchase an additional 1.75% of the Company’s outstanding shares of Common Stock.

David Briones

On November 26, 2013, the Company entered into a consulting agreement with Brio Financial Group (“Brio”) and its Managing Member, David Briones, was appointed the Chief Financial Officer of the Company on August 15, 2013. Under the terms of this agreement, as amended, Brio will receive a monthly consulting fee of $5,000, as well as a grant of 3,750 stock options of the Company pursuant to the Plan. The options vested in six installments; the first 625 options vested immediately upon execution of the consulting agreement, and the remaining five installments vested monthly, on the 26th of each subsequent month.

Outstanding Equity Awards at April 30, 2019

The Plan was adopted to promote the success and enhance the value of the Company by continuing to link the personal interest of participants to those of its stockholders and by providing participants with an incentive for outstanding performance. The Plan is administered by the Board, and all employees of the Company and its subsidiaries, as determined by the Board, as well as all members of the Board are eligible to participate. An aggregate of 3.0 million shares of Common Stock are authorized for issuance under the Plan.

The Plan was approved at a special meeting of the stockholders on September 7, 2012, and an amendment to the Plan was approved at the Company’s Annual Meeting of Stockholders on April 16, 2014. The following table outlines awards issued to the Company’s Named Executive Officers and Directors pursuant to the Plan as of April 30, 2019.

Plan Category	Number of securities underlying unexercised options	Option exercise price	Option expiration date	Number of securities underlying unvested options	Weighted-average exercise price of outstanding options, warrants, and rights
Scot Cohen	208,333	$2.00	10/21/25	-	$2.00
Scot Cohen	889,969	$1.38	7/11/26	-	$1.38
David Briones	5,000	$1.98	8/4/26	-	$1.98
Glenn Pollack	4,237	$2.00	10/21/25	-	$2.00
Glenn Pollack	50,000	$1.38	7/11/26	-	$1.38
John Wallace	4,237	$2.00	10/21/25	-	$2.00
John Wallace	40,000	$1.38	7/11/26	-	$1.38
Fred Zeidman	4,237	$2.00	10/21/25	-	$2.00
Fred Zeidman	50,000	$1.38	7/11/26	-	$1.38
Stephen Brunner	53,244	$2.00	10/30/25	-	$2.00
Stephen Brunner	311,489	$1.38	7/11/26	-	$1.38
Total	1,620,746			-

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of April 30, 2019 regarding equity compensation plans approved by our security holders and equity compensation plans that have not been approved by our security holders:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected at left)
Equity compensation plans approved by security holders	2,567,552	$2.14	432,448
Equity compensation plans not approved by security holders	-	-	-
Total	2,567,552	$2.14	432,448

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth information regarding the beneficial ownership of our Common Stock as of September 27, 2019 for each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Set forth below is information regarding the shares of the Company’s Common Stock which are owned on September 27, 2019 or which the person has the right to acquire within 60 days of September 27, 2019 for (i) each director, executive officer, (ii) all directors and executive officers as a group, and (iii) each person who is the beneficial owner of more than five percent of the outstanding shares of the Company’s Common Stock.

Name and Address of Beneficial Owner (1)	Number of shares beneficially owned	Stock options exercisable within 60 days	Percentage of shares beneficially owned (3)	Position
Scot Cohen	15,627,285(2)	1,098,302	40.90%	Executive Chairman
David Briones	-	5,000	*	Chief Financial Officer
Stephen Brunner	226,667	364,733	1.69%	President, Operations
Glenn C. Pollack	16,709	54,237	*	Director
John Wallace	-	44,237	*	Director
Fred Zeidman	-	54,237	*	Director
All Directors and Officers as a Group (6 persons)	15,970,661	1,620,746	43.01%
_________________
* Less than 1%

(1)	Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address of the Company.

(2)
Includes (i) 6,286,382 shares held directly by Mr. Cohen, including 2,594,040 shares issuable upon conversion of Series A Preferred, 889,969 shares issuable upon exercise of warrants, and 208,333 shares issuable upon exercise of options; (ii) 725,000 shares held by Pearsonia West Investments, LLC, of which Mr. Cohen is a controlling member; (iii) 605,431 shares held by ICO Liquidating Trust, of which Mr. Cohen is a controlling member; (iv) 36,813 shares held by Structure Oil Corp., of which Mr. Cohen is an owner; (v) 34,702 shares held by the Scot Jason Cohen Foundation, which Mr. Cohen serves as a director; (vi) 2,660,695 shares held by Petro Exploration Funding, LLC, of which Mr. Cohen is a controlling member, including 1,820,300 shares issuable upon conversion of Series A Preferred and 840,336 issuable upon exercise of warrants; and (vii) 4,150,450 shares held by Petro Exploration Funding II, LLC, of which Mr. Cohen is a controlling member, including 2,900,450 shares issuable upon conversion of Series A Preferred and 1,250,000 shares issuable upon exercise of warrants. As a result of these relationships, the beneficial owner may be deemed, pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to beneficially own all Common Stock directly owned by such entities.

(3)	Includes stock options exercisable within 60 days of September 27, 2019.
(4)	Includes 166,667 shares held by Brunner Resources, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Series A Financing and Debt Conversion

On January 31, 2019, the Company sold and issued units of its securities consisting of shares of the Company’s newly created Series A Preferred shares and five-year warrants to purchase shares of Company’s common stock, to certain accredited investors pursuant to a Securities Purchase Agreement (“SPA”) and to certain debtholders pursuant to Debt Conversion Agreements (the “Debt Conversion Agreements”) (the “Series A Financing”).

In connection with the Series A Financing, on January 31, 2019, the Company entered into an SPA with Scot Cohen, the Company’s Executive Chairman, pursuant to which Mr. Cohen purchased $737,616 of units in connection with the sale of units of shares of the Company Series A Financing (the “Cohen Investment”). In addition, Mr. Cohen also converted $300,000 and $18,583 of debt and accrued interest, respectively, owed under the Cohen Loan Agreement, as set forth below, into units pursuant to a Debt Conversion Agreement (the “Cohen Debt Conversion”). As a result of the Cohen Investment and the Cohen Debt Conversion, the Company issued Mr. Cohen an aggregate of 51,881 shares of Series A Preferred and warrants to purchase 2,594,040 shares of the Company’s common stock.

Horizon Investments, LLC.

On May 3, 2016, the Company consummated the acquisition of Horizon I Investments, LLC (“Horizon Investments”). Scot Cohen, the Company’s Executive Chairman, is the sole managing member of Horizon Investments, and owned, prior to the Company’s acquisition of Horizon Investments, a 9.2% membership interest in Horizon Investments. As a result of the Company’s acquisition of Horizon Investments, Mr. Cohen received a distribution from Horizon Investments of 1,379,250 shares of the Company’s Common Stock. Although Mr. Cohen remains the managing member of Horizon Investments, he is not paid separately for his role.

Horizon Investments owns a 14.52% membership interest in Horizon Energy Partners, LLC (“Horizon Energy”). Mr. Cohen owns a 2.8% membership interest in Horizon Energy.

Stephen Brunner, the Company’s President, is a member of Horizon Energy, and owns a 2.52% membership interest. Prior to the Company’s acquisition of Horizon Investments, Mr. Brunner held a 1.68% membership interest in Horizon Investments, and received a distribution from Horizon Investments of 166,667 shares of the Company’s Common Stock after the acquisition.

Horizon Energy Acquisition, LLC.

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

LBE Partners, LLC

On October 2, 2018, the Company, ICO Liquidating Trust, LLC (“ICO”), and LBE Partners, LLC, a Delaware limited liability company (“LBE”), which owns various working interests in several oil and gas wells located in the Hardin oil field in Liberty, Texas, entered into a Membership Interest Purchase Agreement (the “LBE Purchase Agreement”), effective September 24, 2018, pursuant to which the Company purchased a 66.67% membership interest in LBE Partners from ICO in exchange for 300,000 shares of the Company’s common stock. Both ICO and LBE Partners are managed by Scot Cohen, the Company’s Executive Chairman.

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

Pearsonia West Investment Group.

On May 30, 2014, the Company entered into a Subscription Agreement pursuant to which the Company was issued a 50% interest in Bandolier Energy, LLC (“Bandolier”) in exchange for a capital contribution of $5.0 million (the “Bandolier Acquisition”). Mr. Scot Cohen, the Company’s Executive Chairman was a manager of, and owned a 20% membership interest in, Pearsonia West Investment Group, LLC (“Pearsonia West”), a special purpose vehicle formed for the purpose of investing in Bandolier with the Company.  On October 15, 2016, the Company indirectly transferred its controlling interest in Pearsonia West as a result of the transfer of the Company’s 50% membership interest in Bandolier to MegaWest Energy Kansas Corp. (“MegaWest”) under the terms of the Contribution Agreement, although the Company retained a 29.26% indirect interest in Bandolier as a result of its interest in MegaWest.

On January 31, 2018, the Company entered into an Assignment and Assumption of Membership Interest with MegaWest (the “Assignment Agreement”), whereby the Company transferred its interest in MegaWest in exchange for the 50% membership interest in Bandolier (the “Bandolier Interest”) then held by MegaWest (the “Exchange Transaction”), as a result of the Bandolier Acquisition. The Exchange Transaction followed the receipt by the Company of a notice of Redetermination, as defined below, of MegaWest’s assets, including MegaWest’s interest in the Bandolier Interests (together, “MegaWest Assets”), conducted by Fortis Property Group, LLC, a Delaware limited liability company (“Fortis”).

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

In lieu of engaging a qualified appraiser to quantify the Shortfall Capital Contribution, and in lieu of requiring MegaWest to exercise its remedies under the terms of the Contribution Agreement, the Company and MegaWest entered into the Exchange Transaction. As a result, the Company has no further rights or interest in MegaWest, and MegaWest has no further rights or interest in any assets associated with the Bandolier Interests. Pursuant to the Contribution Agreement and Assignment Agreement, the Company continues to be responsible for a reimbursement payment to MegaWest in the amount of $259,313, together with interest accrued thereon at an annual rate 10%, which will be due and payable one year after the date of the Assignment.

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

As additional consideration for the purchase of the June 2017 Secured Note, the Company issued to Funding Corp. an overriding royalty interest equal to 2% in all production from the Company’s interest in the Company’s concessions located in Osage County, Oklahoma, originally held by Spyglass, valued at $250,000.

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

In connection with the issuance of the November 2017 Secured Note, the Company issued to Funding Corp. II warrants to purchase 1.25 million shares of the Company’s common stock (the “November 2017 Warrant”). In relation to the financing, Scot Cohen paid $250,000 for an overriding royalty interest from Funding Corp. (as discussed below). On January 31, 2019, as additional consideration for the conversion of the amounts due under the November 2017 Secured Note, the Company agreed to (i) reduce the exercise price of the November 2017 Warrant from $2.00 per share to $0.50 per share, and (ii) extend the expiration date of the November 2017 Warrant to January 31, 2024.

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

As a result of the Secured Debt Exchange, the November 2017 Secured Note was terminated as of January 31, 2019.

Policy and Procedures Governing Related Party Transactions

The Board of Directors is committed to upholding the highest legal and ethical conduct in fulfilling its responsibilities and recognizes that related party transactions can present a heightened risk of potential or actual conflicts of interest.

The SEC rules define a related party transaction to include any transaction, arrangement or relationship which: (i) we are a participant; (ii) the amount involved exceeds $120,000; and (iii) executive officer, director or director nominee, or any person who is known to be the beneficial owner of more than 5% of our common stock, or any person who is an immediate family member of an executive officer, director or director nominee or beneficial owner of more than 5% of our common stock had or will have a direct or indirect material interest.

Although we do not maintain a formal written procedure for the review and approval of transactions with such related persons, it is our policy for the disinterested members of our Board of Directors to review all related party transactions on a case-by-case basis. To receive approval, a related-party transaction must have a legitimate business purpose for us and be on terms that are fair and reasonable to us and our stockholders and as favorable to us and our stockholders as would be available from non-related entities in comparable transactions.

All related party transactions must be disclosed in our applicable filings with the SEC as required under SEC rules.

ITEM 14. ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

Effective July 1, 2018 GBH CPAs, PC (“GBH”) was acquired by Marcum LLP (“Marcum”) (the “Merger”); however, GBH remained active for a short period of time subsequent to the Merger to wrap up business operations. As a result of the Merger, subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended April 30, 2018, GBH resigned as the Company’s independent registered public accounting firm on August 21, 2018 (the “Effective Date”). On August 21, 2018, the Company engaged Marcum as its new independent registered public accounting firm. Accordingly, all payments for principal accountant fees and services during the fiscal year ended April 30, 2019 were furnished to Marcum, and all payments for principal accountant fees and services during the fiscal year ended April 30, 2018 were furnished to GBH.

The following table presents approximate aggregate fees and other expenses for professional services rendered by Marcum and GBH for the audit of the Company’s annual financial statements for the years ended April 30, 2019 and 2018, as well as expenses for other services rendered during those periods.

	2019 (1)	2018 (2)

Audit Fees	$100,500	$77,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$100,500	$77,000

(1)
All payments for principal accountant fees and services during the fiscal year ended April 30, 2019 were furnished to Marcum LLP.
(2)
All payments for principal accountant fees and services during the fiscal year ended April 30, 2018 were furnished to GBH CPAs, PC.

Audit Fees:

Audit fees include fees billed for the annual audit of the Company’s financial statements and quarterly reviews for the fiscal years ended April 30, 2019 and 2018, and for services normally provided by Marcum and GBH in connection with routine statutory and regulatory filings or engagements.

Audit-Related Fees:

Audit-related fees includes fees billed for assurance and related services that are reasonably related to the performance of the annual audit or reviews of the Company’s financial statements and are not reported under “Audit Fees.” During the fiscal years ended April 30, 2019 and 2018, no audit-related fees were paid to Marcum or GBH by the Company.

Tax Fees:

Tax fees include fees for professional services for tax compliance, tax advice and tax planning. During the fiscal years ended April 30, 2019 and 2018, no tax fees were paid to Marcum or GBH by the Company.

All Other Fees:

All other fees include fees for products and services other than those described above. During the fiscal years ended April 30, 2019 and 2018, no such fees were paid to Marcum or GBH by the Company.

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
Date: September 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scot Cohen	Executive Chairman and Director	September 27, 2019
Scot Cohen	(Principal Executive Officer)

/s/ David Briones	Chief Financial Officer	September 27, 2019
David Briones	(Principal Accounting Officer)

/s/ Glenn C. Pollack	Director	September 27, 2019
Glenn C. Pollack

/s/ John Wallace	Director	September 27, 2019
John Wallace

/s/ Fred Zeidman	Director	September 27, 2019
Fred Zeidman