Form 10-Q
period 2019-10-31
Petro River Oil Corp.
filed 2019-12-13
CIK 1172298

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Issued and Outstanding at December 13, 2019
Common Stock, $0.00001 par value per share (“Common Stock”)	18,198,948 shares

-i-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Petro River Oil Corp. and Subsidiaries
Consolidated Balance Sheets

	As of
	October 31, 2019	April 30, 2019
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$754,385	$1,214,858
Accounts receivable – oil and gas	93,893	128,987
Accounts receivable – other	288	-
Prepaid expense and other current assets	29,198	206,210
Prepaid oil and gas asset development costs	-	55,116
Total Current Assets	877,764	1,605,171

Oil and gas assets, full cost method
Costs subject to amortization, net	5,776,635	5,868,932
Costs not being amortized, net	100,000	100,000
Property, plant and equipment, net	-	63
Investment in Horizon Energy Partners	2,037,151	2,037,151
Investment in Horizon Energy Acquisition, LLC	400,000	400,000
Other assets	24,852	5,266
Total Long-Term Assets	8,338,638	8,411,412
Total Assets	$9,216,402	$10,016,583

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expense	$434,405	$714,786
Asset retirement obligations, current portion	719,940	720,442
Total Current Liabilities	1,154,345	1,435,228

Long-Term Liabilities:
Asset retirement obligations, net of current portion	292,845	328,749
Derivative liabilities	1,283,600	4,191,754
Total Long-Term Liabilities	1,576,445	4,520,503

Total Liabilities	2,730,790	5,955,731

Commitments and Contingencies

Equity:
Preferred shares – 5,000,000 authorized; par value $0.00001; 0 shares issued and outstanding	-	-
Preferred A shares – 500,000 authorized; par value $0.00001 per share; 430,403 and 0 issued and outstanding, respectively; liquidation preference of $8,608,060	4	4
Preferred B shares – 29,500 authorized; par value $0.00001; 0 shares issued and outstanding	-	-
Common Stock – 150,000,000 authorized; par value $0.00001; 18,188,540 and 17,938,540 issued and outstanding, respectively	183	180
Additional paid-in capital	59,706,814	59,563,627
Accumulated deficit	(53,837,645)	(56,154,121)
Total Petro River Oil Corp. Equity	5,869,356	3,409,690
Non-controlling interests	616,256	651,162
Total Equity	6,485,612	4,060,852
Total Liabilities and Equity	$9,216,402	$10,016,583

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2019	2018	2019	2018

Revenue
Oil and natural gas sales	$265,731	$410,432	$584,952	$984,497
Royalty revenue	5,161	-	8,399	-
Total Revenue	270,892	410,432	593,351	984,497

Operating Expense
Lease operating expense	107,429	109,059	364,745	186,671
Depreciation, depletion and accretion	86,595	96,749	195,477	187,296
General and administrative	340,811	407,355	659,089	913,912
Total Operating Expense	534,835	613,163	1,219,311	1,287,879

Operating Loss	(263,943)	(202,731)	(625,960)	(303,382)

Other Income (Expense)
Interest income (expense), net	-	(297,746)	(624)	(617,326)
Loss on legal settlement	-	(75,000)	-	(75,000)
Change in fair value of derivative liabilities	1,007,069	-	2,908,154	-
Total Other Income (Expense)	1,007,069	(372,746)	2,907,530	(692,326)

Income (Loss) Before Income Tax Provision	743,126	(575,477)	2,281,570	(995,708)

Income Tax Provision	-	-	-	-

Net Income (Loss)	743,126	(575,477)	2,281,570	(995,708)

Net Income (Loss) Attributable to Non-controlling Interest	(18,383)	(6,218)	(34,906)	(6,218)

Net Income (Loss) Attributable to Petro River Oil Corp.	$761,509	$(569,259)	$2,316,476	$(989,490)

Income (Loss) Per Common Share –
Basic	$0.04	$(0.03)	$0.13	$(0.06)
Diluted	$0.04	$(0.03)	$0.13	$(0.06)

Weighted Average Number of Common Shares Outstanding –
Basic	18,067,616	17,712,126	18,003,078	17,607,863
Diluted	18,067,616	17,712,126	18,003,078	17,607,863

The accompanying notes are an integral part of these consolidated financial statements.

Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months
	Ended
	October 31, 2019	October 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,281,570	$(995,708)
Adjustments to reconcile net loss to net cash used in by operating activities:
Stock-based compensation	28,984	334,816
Depreciation, depletion and accretion	195,477	187,296
Amortization of debt discount	-	330,506
Loss on legal settlement	-	75,000
Change in fair value of derivative liabilities	(2,908,154)	-
Changes in operating assets and liabilities:
Accounts receivable – oil and gas	35,094	113,599
Accounts receivable – other	(288)	-
Prepaid expense and other assets	157,426	(3,670)
Prepaid oil and gas development costs	55,116	(29,843)
Accrued interest on notes payable – related party	-	11,083
Accounts payable and accrued expense	86,500	(262,480)
Net Cash Used in Operating Activities	(68,275)	(239,401)

Cash Flows From Investing Activities:
Capitalized expenditures on oil and gas assets	(392,199)	(445,409)
Cash received from acquisition of LBE Partners	-	138,686
Net Cash Used in Investing Activities	(392,199)	(306,723)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from notes payable – related party	-	300,000
Cash received from non-controlling interest contributions	-	300,000
Net Cash Provided by Financing Activities	-	600,000

Change in cash and cash equivalents	(460,473)	53,876

Cash and cash equivalents, beginning of period	1,214,858	47,330
Cash and cash equivalents, end of period	$754,385	$101,206

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$13,543	$-
Interest paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in accrued oil and gas development costs	$252,676	$57,712
Additions to asset retirement obligation from new drilling activities	$-	$4,150
Change in estimate of asset retirement obligations	$39,068	$16,213
Conversion of preferred stock to common stock	$3	$-
Contribution of overriding royalty interest	$114,206	$-

The accompanying notes are an integral part of these consolidated financial statements.

 Petro River Oil Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

For the Three and Six Ended October 31, 2019

	Preferred	Preferred	Common	Common	Additional Paid-in	Accumulated	Non-controlling	Total Stockholders’
	Stock	Amount	Stock	Amount	Capital	Deficit	Interests	Equity

Balance at May 1, 2019	435,403	$4	17,938,540	$180	$59,563,627	$(56,154,121)	$651,162	$4,060,852
Stock-based compensation	-	-	-	-	28,272	-	-	28,272
Contribution of overriding royalty interest	-	-	-	-	114,206	-	-	114,206
Net income (loss)	-	-	-	-	-	1,554,967	(16,523)	1,538,444
Balance at July 31, 2019	435,403	4	17,938,540	180	59,706,105	(54,599,154)	634,639	5,741,774
Stock-based compensation	-	-	-	-	712	-	-	712
Conversion of preferred stock to common stock	(5,000)	-	250,000	3	(3)	-	-	-
Net income (loss)	-	-	-	-	-	761,509	(18,383)	743,126
Balance at October 31, 2019	430,403	$4	18,188,540	$183	$59,706,814	$(53,837,645)	$616,256	$6,485,612

For the Three and Six Months Ended October 31, 2018

	Preferred	Preferred	Common	Common	Additional Paid-in	Accumulated	Non-controlling	Total Stockholders’
	Stock	Amount	Stock	Amount	Capital	Deficit	Interests	Equity

Balance at May 1, 2018	-	$-	17,309,733	$173	$52,407,543	$(51,049,014)	$-	$1,358,702
Stock-based compensation	-	-	260,000	3	245,981	-	-	245,984
Net loss	-	-	-	-	-	(420,231)	-	(420,231)
Balance at July 31, 2018	-	-	17,569,733	176	52,653,524	(51,469,245)	-	1,184,455
Stock-based compensation	-	-	-	-	88,832	-	-	88,832
Shares issued for legal settlement	-	-	68,807	1	74,999	-	-	75,000
Stock issued for acquisition of non-controlling interest	-	-	300,000	3	1,496,262	-	748,021	2,244,286
Non-controlling interest contribution	-	-	-	-	-	-	300,000	300,000
Net loss	-	-	-	-	-	(569,259)	(6,218)	(575,477)
Balance at October 31, 2018	-	$-	17,938,540	$180	$54,313,617	$(52,038,504)	$1,041,803	$3,317,096

The accompanying notes are an integral part of these consolidated financial statements.

PETRO RIVER OIL CORP. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

1.	Organization

Petro River Oil Corp. (the “Company”, “we”, “us” or “our”) is an independent energy company focused on the development of conventional oil and gas assets with low discovery and development costs, utilizing modern technology. The Company is currently focused on moving forward with drilling wells on several of its properties owned directly and indirectly through its interest in Horizon Energy Partners, LLC (“Horizon Energy”), as well as exploring additional opportunities with Horizon Energy and other industry-leading partners. We are also exploring various options to continue as a going concern, including asset sales, mergers, and other options that would substantially reduce our operating and other costs, including public company costs.  See Going Concern and Management’s Plan in Note 2 below.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses since its inception. As of October 31, 2019, the Company had an accumulated deficit of approximately $53.8 million, had a working capital deficit of approximately $276,600, and had cash and cash equivalents of approximately $754,000. As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. The Company’s primary source of operating funds since inception has been debt and equity financings. In addition, the Company has a limited operating history prior to its acquisition of Bandolier. These matters raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management is currently focused on limiting operating expenses, deferring certain development activity, and exploring farm-in and joint venture opportunities for the Company’s oil and gas assets. In addition, management is currently exploring various options to substantially reduce operating expenses and maximize the value of its assets, including its interest in Bandolier and Horizon Energy. Such options include, but are not limited to, asset sales, mergers, voluntarily terminating and/or suspending our statutory reporting obligations under the Securities Exchange Act of 1934, as amended, and other options that would allow the Company to continue as a going concern. No assurances can be given that management will be successful. In addition, Management may raise additional capital through debt and equity instruments in order to execute its business, operating and development plans. Management can provide no assurances that the Company will be successful in its capital raising or other efforts to continue as a going concern.

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

As of October 31, 2019, approximately $252,000 of cash and cash equivalents exceed the FDIC insurance limits.

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

The allowance for doubtful accounts at October 31, 2019 and April 30, 2019 was $0.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company recorded no impairment in the consolidated statements of operations for the six months ended October 31, 2019 and 2018, respectively.

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

In arriving at rates under the unit-of-production method, the quantities of recoverable oil and natural gas reserves are established based on estimates made by the Company’s geologists and engineers, which require significant judgment, as does the projection of future production volumes and levels of future costs, including future development costs. In addition, considerable judgment is necessary in determining when unproved properties become impaired and in determining the existence of proved reserves once a well has been drilled. All of these judgments may have significant impact on the calculation of depletion expenses. There have been no material changes in the methodology used by the Company in calculating depletion, depreciation and amortization of oil and gas properties under the full cost method during the six months ended October 31, 2019 and 2018.

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

The Company had derivative liabilities of $1,283,600 and $4,191,754 as of October 31, 2019 and April 30, 2019, respectively.

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

Uncertain Tax Positions

The Company evaluates uncertain tax positions to recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. De-recognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained. At October 31, 2019 and April 30, 2019, the Company had $0 and $0, respectively, of liabilities for uncertain tax positions.

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

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if converted method. In computing diluted EPS, the average stock price for the period is used to determine the number of shares assumed to be purchased from the exercise of stock options and/or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive. For the six months ended October 31, 2019, the dilutive potential common stock outstanding during the period included only the portion of potentially issuable shares of common stock related to options and warrants that were not anti-dilutive.

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

In addition, the Company elected practical expedients provided by the new standard whereby, the Company has elected to not reassess its prior conclusions about lease identification, lease classification, and initial direct costs and to retain off-balance sheet treatment of short-term leases (i.e., 12 months or less and does not contain a purchase option that the Company is reasonably certain to exercise). As a result of the short-term expedient election, the Company has no leases that require the recording of a net lease asset and lease liability on the Company’s consolidated balance sheet or have a material impact on consolidated earnings or cash flows as of October 31, 2019. Moving forward, the Company will evaluate any new lease commitments for application of Topic 842.

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

In June 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Companies will value all equity classified awards at their grant-date under ASC 718 and forgo revaluing the award after the grant date. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted, but no earlier than the Company’s adoption date of Topic 606, Revenue from Contracts with Customers (as described above under Revenue Recognition). The Company adopted the standard during the quarter ended July 31, 3019 and the adoption did not have an impact on the Company’s consolidated financial statements.

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

	For the Three Months Ended October 31, 2018
	Petro River	LBE Partners	Pro-Forma Combined
Revenue	$410,432	$77,712	$488,144
Net loss	(575,477)	(23,724)	(599,201)
Loss per share of common share – basic and diluted	$(0.03)		$(0.03)
Weighted average number of common shares outstanding – basic and diluted	17,712,126	300,000	18,012,126

	For the Six Months Ended October 31, 2018
	Petro River	LBE Partners	Pro-Forma Combined
Revenue	$984,497	$229,715	$1,214,212
Net income (loss)	(995,708)	11,781	(983,927)
Loss per share of common share – basic and diluted	$(0.06)		$(0.05)
Weighted average number of common shares outstanding – basic and diluted	17,607,863	300,000	17,907,863

For the six months ended October 31, 2019, the changes in non–controlling interest in LBE were as follows:

Non–controlling interest at April 30, 2019	$651,162
Non–controlling share of net loss	(34,906)
Non–controlling interest at October 31, 2019	$616,256

6.	Oil and Gas Assets

The following table summarizes the activity in oil and gas assets by project:

Cost	Oklahoma	Texas	Other (1)	Total
Balance, May 1, 2019	$4,706,261	$1,162,671	$100,000	$5,968,932
Additions	139,523	-	-	139,523
Change in estimates	(32,093)	(6,975)	-	(39,068)
Depreciation, depletion and amortization	(133,155)	(59,597)	-	(192,752)
Impairment of oil and gas assets	-	-	-	-
Balance, October 31, 2019	$4,680,536	$1,096,099	$100,000	$5,876,635

(1)
Other property consists primarily of four, used steam generators and related equipment that will be assigned to future projects. As of October 31, 2019 and April 30, 2019, management concluded that impairment was not necessary as all other assets were carried at salvage value.

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

Oklahoma Properties. During the six months ended October 31, 2019, the Company recorded additions related to development costs incurred of approximately $139,500 for proven oil and gas assets.

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

Impairment of Oil & Gas Properties. As of October 31, 2019, the Company assessed its oil and gas assets for impairment and recognized a charge of $0 related to its oil and gas properties. As of October 31, 2018, the Company assessed its oil and gas assets for impairment and recognized a charge of $0 related to its Oklahoma and Larne Basin oil and gas properties.

7.	Asset Retirement Obligations

The total future asset retirement obligations were estimated based on the Company’s ownership interest in all wells and facilities, the estimated legal obligations required to retire, dismantle, abandon and reclaim the wells and facilities and the estimated timing of such payments. The Company estimated the present value of its asset retirement obligations at both October 31, 2019 and April 30, 2019 based on a future undiscounted liability of $1,078,469 and $1,118,249, respectively. These costs are expected to be incurred within 1 to 42 years. A credit-adjusted risk-free discount rate of 10% and an inflation rate range of 1.5% to 2.66% were used to calculate the present value.

Changes to the asset retirement obligations were as follows:

	Six Months Ended October 31, 2019	Six Months Ended October 31, 2018
Balance, beginning of period	$1,049,191	$660,139
Additions	-	359,950
Change in estimates	(39,068)	16,213
Accretion	2,662	11,107
	1,012,785	1,047,409
Less: Current portion for cash flows expected to be incurred within one year	(719,940)	(719,393)
Long-term portion, end of period	$292,845	$328,016

Expected timing of asset retirement obligations:

Year Ending April 30,
2020	$719,940
2021	-
2022	-
2023	-
2024	-
Thereafter	358,529
Subtotal	1,078,469
Effect of discount	(65,684)
Total	$1,012,785

8.	Related Party Transactions

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

Series A Financing

On January 31, 2019, the Company consummated the Series A Financing (“Series A Financing”), pursuant to which the Company sold and issued an aggregate of 178,101 Units, for an aggregate purchase price of $3,562,015, to certain accredited investors pursuant to a Securities Purchase Agreement (“SPA”) and to certain debtholders pursuant to debt conversion agreements, (the “Debt Holder Agreement”) resulting in net cash proceeds to the Company of approximately $2.7 million and the termination of the Cohen Loan Agreement and debt owed to Fortis Oil & Gas. In addition, on January 31, 2019, the Company entered into the Secured Debt Conversion Agreements, pursuant to which Petro Exploration Funding, LLC and Petro Exploration Funding II, LLC converted all outstanding senior secured debt (including interest and unpaid interest), amounting to an aggregate of approximately $5.1 million, into shares, par value $0.00001 per share (“Series A Preferred Stock”).

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

The fair value of the derivative feature of the warrants on the date of issuance and balance sheet date were calculated using a binomial lattice model valued with the following weighted-average assumptions:

	October 31, 2019	October 31, 2018
Exercise price	$1.50	$1.30 - 1.50
Risk-free interest rate	1.69 – 2.02%	2.08 – 2.96%
Expected life of grants	1 – 10 years	1 – 10 years
Expected volatility of underlying stock	149.64 – 151.62%	155.97 – 158.73%
Dividends	0%	0%

As of October 31, 2019 and April 30, 2019, the derivative liability of the warrants was $1,283,600 and $4,191,754, respectively. During the six months ended October 31, 2019, the Company also recorded $2,908,154 as the change in the value of the derivative liabilities.

10.	Stockholders’ Equity

During the six months ended October 31, 2019, two holders of Preferred Series A converted 5,000 Preferred A shares to 250,000 shares of common stock.

During the six months ended October 31, 2019, the Company recorded $27,084 in stock-based compensation for vesting amortization of restricted shares granted to employees and consultants in the prior year.

Stock Options

During the six months ended October 31, 2019 and 2018, the Company computed the fair value of stock options utilizing a Black-Scholes option-pricing model using the following assumptions:

	October 31, 2019	October 31, 2018
Risk-free interest rate	1.69 – 2.02%	1.30 – 1.50%
Expected life of grants	1 – 10 years	1 – 10 years
Expected volatility of underlying stock	149.64 – 151.40%	155.97 – 158.73%
Dividends	0%	0%

The expected stock price volatility for the Company’s stock options was estimated using the historical volatilities of the Company’s common stock. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

The following table summarizes the option activity for the period from April 30, 2019 to October 31, 2019, and options outstanding and exercisable at October 31, 2019:

	Options	Weighted Average Exercise Prices

Outstanding – April 30, 2019	2,607,385	$2.13
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	(26,500)	-
Outstanding – October 31, 2019	2,580,885	$2.10
Exercisable – October 31, 2019	2,568,885	$2.10

The following table summarizes information about the options outstanding and exercisable at October 31, 2019:

		Options Outstanding		Options Exercisable
	Exercise Price	Options	Weighted Avg. Life Remaining (years)	Options	Weighted Average Exercise Price
	$1.38	1,791,458	6.83	1,791,458	$0.96
	$1.40	25,703	8.14	25,703	$0.01
	$1.50	40,000	8.75	28,000	$0.01
	$1.98	5,000	6.76	5,000	$0.00
	$2.00	457,402	5.66	457,402	$0.35
	$2.87	65,334	5.30	65,334	$0.07
	$3.00	51,001	6.16	51,001	$0.06
	$3.39	12,000	6.39	12,000	$0.02
	$6.00	10,000	5.23	10,000	$0.02
	$12.00	122,987	4.01	122,987	$0.62
		2,580,885		2,568,885
Aggregate Intrinsic Value	$-		$-

During the six months ended October 31, 2019 and 2018, the Company expensed an aggregate $1,900 and $199,400 to general and administrative expenses for stock-based compensation pursuant to employment and consulting agreements.

As of October 31, 2019, the Company has $37,617 in unrecognized stock-based compensation expense which will be amortized over a weighted average exercise period of 6.48 years.

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

The following table summarizes the warrant activity for the six months ended October 31, 2019:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life Remaining
Outstanding and exercisable – April 30, 2019	11,128,706	$1.09	4.71
Forfeited	-	-	-
Granted/Expired	-	-	-
Outstanding and exercisable – October 31, 2019	11,128,706	$1.09	4.21

The aggregate intrinsic value of the outstanding warrants was $0.

The following tables provide a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) attributable to common stockholders per common share.

	For the Three Months Ended
	October 31, 2019	October 31, 2018
Numerator:
Net income (loss) attributable to common stockholders	$761,509	$(569,259)
Effect of dilutive securities:	-	-

Diluted net income (loss)	$761,509	$(569,259)

Denominator:
Weighted average common Stock outstanding - basic	18,067,616	17,712,126
Dilutive securities (a):
Series A Preferred	-	-
Options	-	-
Warrants	-	-

Weighted average common stock outstanding and assumed conversion – diluted	18,067,616	17,712,126

Basic net income (loss) per common share	$0.04	$(0.03)

Diluted net income (loss) per common share	$0.04	$(0.03)

(a) - Anti-dilutive securities excluded:	35,229,744	4,651,257

	For the Six Months Ended
	October 31, 2019	October 31, 2018
Numerator:
Net income (loss) attributable to common stockholders	$2,316,476	$(989,490)
Effect of dilutive securities:	-	-

Diluted net income (loss)	$2,316,476	$(989,490)

Denominator:
Weighted average common Stock outstanding - basic	18,003,078	17,607,863
Dilutive securities (a):
Series A Preferred	-	-
Options	-	-
Warrants	-	-

Weighted average common stock outstanding and assumed conversion – diluted	18,003, 078	17,607,863

Basic net income (loss) per common share	$0.13	$(0.06)

Diluted net income (loss) per common share	$0.13	$(0.06)

(a) - Anti-dilutive securities excluded:	35,229,744	4,651,257

For the three and six months ended October 31, 2019 and 2018, potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive. The Company had the following common stock equivalents at October 31, 2019 and 2018 were excluded from the computation of diluted net income (loss) per share as the inclusion of such shares would be anti-dilutive:

	For the Three and Six Months Ended
	October 31, 2019	October 31, 2018
Series A Preferred Stock	21,520,153	-
Stock options	2,580,885	2,607,385
Stock purchase warrants	11,128,706	2,223,669
Total	35,229,744	4,831,054

11.	Revenue from Contracts with Customers

Disaggregation of Revenue from Contracts with Customers. The following tables disaggregate revenue by significant product type for the three and six months ended October 31, 2019 and 2018:

	For the Three Months Ended
	October 31, 2019	October 31, 2018
Oil sales	$259,847	$397,090
Natural gas sales	5,884	13,342
Royalty revenue	5,161	-
Total revenue from customers	$270,892	$410,432

	For the Six Months Ended
	October 31, 2019	October 31, 2018
Oil sales	$571,796	$969,791
Natural gas sales	13,156	14,706
Royalty revenue	8,399	-
Total revenue from customers	$593,351	$984,497

There were no significant contract liabilities or transaction price allocations to any remaining performance obligations as of October 31, 2019.

12.	Contingency and Contractual Obligations

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

For the six months ended October 31, 2019 and 2018, the Company incurred lease expense of $21,603 and $48,512, respectively, for the combined leases.

Ongoing and Pending Litigation

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

On January 30, 2014, the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating CAD $759,000 (approximately USD $578,400 as of October 31, 2019). The Company filed a defense and on October 20, 2014, it filed a summary judgment application stating that the landlord’s claim is barred, as it was commenced outside the 2-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of CAD $665,000 (approximately USD $506,800 as of October 31, 2019). The applications were heard on June 25, 2015 and the court allowed both the Company’s summary judgment application and the landlord’s amendment application. Both of these orders were appealed though two levels of the Alberta courts and the appeals were dismissed at both levels. The net effect is that the landlord's claim for loss of prospective rent is to proceed. On October 4, 2018, the Company and the landlord entered into a settlement agreement under which all actions by the landlord and the Company were dismissed for a payment by the Company to the landlord of 68,807 shares of common stock.

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

On November 6, 2019, the Company, LBE Partners, LLC ("LBE"), ICO Liquidating Trust, LLC ("ICO") and MJR Holdings, Inc. ("MJR") reached a settlement agreement relating to ICO sale of LBE membership interest to the Company.  In connection, with the Settlement, the Company issued 10,409 shares of common stock and a cash payment of $7,748 to MJR.

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

The following discussion of our financial condition and results of operations is based upon and should be read in conjunction with our consolidated financial statements and their related notes included in this Quarterly Report and our Annual Report on Form 10-K for the year ended April 30, 2019, filed with the SEC on August 13, 2019, as amended on August 14, 2019 and September 27, 2019.

Business Overview

Petro River Oil Corp. (the “Company”, “we”, “us” or “our”) is an independent energy company focused on the development of conventional oil and gas assets with low discovery and development costs, utilizing modern technology. The Company is currently focused on moving forward with drilling wells on several of its properties owned directly and indirectly through its interest in Horizon Energy Partners, LLC (“Horizon Energy”), and exploring additional opportunities with Horizon Energy and other industry-leading partners. We are also exploring various options to continue as a going concern, including asset sales, mergers, and other options that would substantially reduce our operating and other costs, including public company costs.  See Liquidity and Capital Resources below.

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

Effective September 24, 2018, the Company acquired a 66.67% membership interest in LBE Partners, LLC, a Delaware limited liability company (“LBE Partners”), from ICO Liquidating Trust, LLC, in exchange for 300,000 restricted shares of the Company’s common stock, $0.00001 par value (“common stock”). LBE Partners has varying working interests in multiple oil and gas producing wells located in Texas.

The execution of the Company’s business plan is dependent on obtaining necessary working capital. While no assurances can be given, in the event management is able to obtain additional working capital, the Company plans to continue drilling additional wells on its existing concessions. The Company also intends to explore low-risk development drilling and work-over opportunities. Management is also exploring farm-in and joint venture opportunities for the Company’s oil and gas assets, in addition to the options being considered by management to substantially reduce operating expenses and continue as a going concern, as disclosed under Liquidity and Capital Resources below.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 4 to the annual consolidated financial statements for the years ended April 30, 2019 and 2018 on Form 10-K, filed with the SEC on August 13, 2019, as amended on August 14, 2019 and September 27, 2019, for the year ended April 30, 2019.

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

In addition, the Company elected practical expedients provided by the new standard whereby, the Company has elected to not reassess its prior conclusions about lease identification, lease classification, and initial direct costs and to retain off-balance sheet treatment of short-term leases (i.e., 12 months or less and does not contain a purchase option that the Company is reasonably certain to exercise). As a result of the short-term expedient election, the Company has no leases that require the recording of a net lease asset and lease liability on the Company’s consolidated balance sheet or have a material impact on consolidated earnings or cash flows as of October 31, 2019. Moving forward, the Company will evaluate any new lease commitments for application of Topic 842.

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

In June 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Companies will value all equity classified awards at their grant-date under ASC 718 and forgo revaluing the award after the grant date. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted, but no earlier than the Company’s adoption date of Topic 606, Revenue from Contracts with Customers (as described above under Revenue Recognition). The Company adopted the standard during the quarter ended July 31, 3019 and the adoption did not have an impact on the Company’s consolidated financial statements.

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

Results of Operations

Results of Operations for the Three Months Ended October 31, 2019 Compared to Three Months Ended October 31, 2018

Oil and Natural Gas Sales

During the three months ended October 31, 2019, the Company recognized $265,731 in oil and gas sales, compared to $410,432 for the three months ended October 31, 2018. The overall decrease in sales of $144,701 is primarily due an overall reduction in production due to natural decline in production from existing producing wells located in Osage County, Oklahoma, as well as lower market prices.

We have listed below the total production volumes and total revenue net to the Company for the three months ended October 31, 2019 and 2018.

	For the Three Months Ended October 31, 2019	For the Three Months Ended October 31, 2018
Oil volume (BBL)	4,773	6,452
Gas volume (MCF)	6,038	6,669
Volume equivalent (BOE)(1)	5,779	7,564
Revenue	$265,731	$410,432

(1) Assumes 6 Mcf of natural gas is equivalent to 1 barrel of oil.

Royalty Revenue

In connection with the Purchase and Exchange Agreement dated February 14, 2018 between Petro River and Red Fork Resources (“Red Fork”), a subsidiary of Horizon Energy, Petro River conveyed to Red Fork its 13.75% interest in the Mountain View Project and received a 64.70% interest from Red Fork in a new project in Kay County. Petro River also retained a 2% royalty interest in the membership interest conveyed to Red Fork in the Mountain View Project. In relation to this agreement, the Company recognized revenue of $5,161 and $0 during the three months ended October 31, 2019 and 2018, respectively.

Lease Operating Expense

During the three months ended October 31, 2019, lease operating expense was $107,429, compared to $109,059 for the three months ended October 31, 2018.

General and Administrative Expense

General and administrative expense for the three months ended October 31, 2019 was $340,811, compared to $407,355 for the three months ended October 31, 2018. The decrease was primarily attributable to decreases in salaries and benefits and office and administrative expenses. These changes are outlined below:

	For the Three Months Ended	For the Three Months Ended
	October 31, 2019	October 31, 2018
Salaries and benefits	$53,712	$107,413
Professional fees	212,592	208,942
Office and administrative	74,507	91,000
Total	$340,811	$407,355

Salaries and benefits included non-cash stock-based compensation of $712 for three months ended October 31, 2019, compared to $88,832 for the three months ended October 31, 2018. The decrease in stock-based compensation of $88,120 from the three months ended October 31, 2018 was due to fewer awards made during the current period. General and administrative expense decreased due to management’s commitment to substantially reduce expense.

Other Income (Expense)

During the three months ended October 31, 2019, the Company recognized $0 of net interest expense, compared to net interest expense of $297,746 for the three months ended October 31, 2018. In addition, in relation to the debt restructuring in January 2019, during the three months ended October 31, 2019, the Company recognized a gain of $1,007,069 related to the change in fair value of its derivative liabilities. During the three months ended October 31, 2018, the net interest expense for the three months ended October 31, 2018 included $174,307 and $123,439, which were the accretion of the debt discount and interest expense, respectively, related to the June 2017 $2.0 million and November 2017 $2.5 million Secured Note financings. In addition, during the three months ended October 31, 2018, the Company recognized $75,000 of expense from a legal settlement.

Results of Operations for the Six Months Ended October 31, 2019 Compared to Six Months Ended October 31, 2018

Oil Sales

During the six months ended October 31, 2019, the Company recognized $584,952 in oil and gas sales, compared to $984,497 for the six months ended October 31, 2018. The overall decrease in sales of $399,545 is primarily due an overall reduction in production due to natural decline in production from existing producing wells located in Osage County, Oklahoma, as well as lower market prices.

We have listed below the total production volumes and total revenue net to the Company for the six months ended October 31, 2019 and 2018.

	For the Six Months Ended	For the Six Months Ended
	October 31, 2019	October 31, 2018
Oil volume (BBL)	10,670	14,866
Gas volume (MCF)	12,984	7,432
Volume equivalent (BOE)(1)	12,834	16,105
Revenue	$584,952	$984,497

(1) Assumes 6 Mcf of natural gas is equivalent to 1 barrel of oil.

Royalty Revenue

In connection with the Purchase and Exchange Agreement dated February 14, 2018 between Petro River and Red Fork Resources (“Red Fork”), a subsidiary of Horizon Energy, Petro River conveyed to Red Fork its 13.75% interest in the Mountain View Project and received a 64.70% interest from Red Fork in a new project in Kay County. Petro River also retained a 2% royalty interest in the membership interest conveyed to Red Fork in the Mountain View Project. In relation to this agreement, the Company recognized revenue of $8,399 and $0 during the six months ended October 31, 2019 and 2018, respectively.

Lease Operating Expense

During the six months ended October 31, 2019, lease operating expense was $364,745, compared to $186,671 for the six months ended October 31, 2018. The overall increase in lease operating expense was primarily attributable to increased activity in the Company’s drilling activity in Osage County, Oklahoma and acquisition of LBE Partners.

General and Administrative Expense

General and administrative expense for the six months ended October 31, 2019 was $659,089, compared to $913,912 for the six months ended October 31, 2018. The decrease was primarily attributable to decreases in salaries and administrative expenses. These changes are outlined below:

	For the Six Months Ended	For the Six Months Ended
	October 31, 2019	October 31, 2018
Salaries and benefits	$134,484	$390,897
Professional fees	391,412	348,562
Office and administrative	133,193	174,453
Total	$659,089	$913,912

Salaries and benefits include non-cash stock-based compensation of $28,984 for six months ended October 31, 2019, compared to $334,816 for the six months ended October 31, 2018. The decrease in stock-based compensation of $305,832 from the six months ended October 31, 2018, was due to fewer awards made during the current period. General and administrative expenses decreased due to management’s commitment to substantially reduce expenses.

Other Income (Expense)

During the six months ended October 31, 2019, the Company recognized $624 of net interest expense, compared to interest income of $617,326 for the six months ended October 31, 2018. In addition, in relation to the debt restructuring in January 2019, during the six months ended October 31, 2019, the Company recognized a gain of $2,908,154 related to the change in fair value of its derivative liabilities. The interest expense for the six months ended October 31, 2018 included $330,506 and $286,820, which were the accretion of the debt discount and interest expense, respectively, related to the June 2017 $2.0 million and November 2017 $2.5 million Secured Note financings. In addition, during the three months ended October 31, 2018, the Company recognized $75,000 of expense from a legal settlement.

Liquidity and Capital Resources

At October 31, 2019, the Company had working capital deficit of $276,581, consisting of $877,764 of current assets and $1,154,345 of current liabilities.

As a result of the utilization of cash in its operating activities, and the development of its assets, the Company has incurred losses since it commenced operations. In addition, the Company has a limited operating history. At October 31, 2019, the Company had cash and cash equivalents of approximately $754,000. The Company’s primary source of operating funds since inception has been equity and note financings, as well as through the consummation of the Horizon Acquisition.

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

On June 18, 2018, the Company entered into a Loan Agreement with Scot Cohen (the “Cohen Loan Agreement”), the Company’s Executive Chairman, pursuant to which Mr. Cohen loaned the Company $300,000 at a 10% annual interest rate due September 30, 2018. On December 17, 2018, the maturity date of the Cohen Loan Agreement was extended to March 31, 2019. As noted above, the Cohen Loan Agreement was terminated on January 31, 2019 in exchange for the issuance of units, consisting of 15,000 shares of Series A Preferred Stock and warrants to purchase 750,000 shares of Company common stock sold and issued in the Series A Financing.

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

The current level of working capital, along with results from operations, are insufficient to maintain current operations as well as the planned added operations for the next 12 months. As a result, management is focused on limiting operating expenses, deferring certain development activity, and exploring farm-in and joint venture opportunities for the Company’s oil and gas assets. In addition, management is currently exploring various options to substantially reduce operating expenses and maximize the value of its assets, including its interest in Bandolier and Horizon Energy. Such options include, but are not limited to, asset sales, mergers, voluntarily terminating and/or suspending our statutory reporting obligations under the Securities Exchange Act of 1934, as amended, and other options that would allow the Company to continue as a going concern. No assurances can be given that management will be successful. In addition, Management may raise additional capital through debt and equity instruments in order to execute its business, operating and development plans. Management can provide no assurances that the Company will be successful in its capital raising or other efforts to continue as a going concern.

Operating Activities

During the six months ended October 31, 2019, cash used in operating activities was $190,802, compared to $239,401 used in operating activities during the six months ended October 31, 2018. The Company incurred net income during the six months ended October 31, 2019 of $2,281,570, compared to a net loss of $995,708 for the six months ended October 31, 2018. For the six months ended October 31, 2019, the net income was offset by non-cash items such as stock-based compensation, depreciation, depletion and accretion of asset retirement obligation and the change in the fair value of derivative liabilities. Cash used in operations was also influenced by changes in accounts receivable, prepaid expense and accounts payable and accrued expense. For the six months ended October 31, 2018, the net loss was offset by non-cash items such as stock-based compensation, depreciation, depletion and accretion of asset retirement obligation and accretion of debt discount. Cash used in operations was also influenced by changes in accounts receivable, prepaid expense and accounts payable and accrued expense.

Investing Activities

Investing activities during the six months ended October 31, 2019 resulted in cash used of $392,199, compared to cash used of $306,723 during the six months ended October 31, 2018. During the six months ended October 31, 2019, the Company incurred $392,199 of expenditures for the development of oil and gas assets, compared to $445,409 for the six months ended October 31, 2018. During the six months ended October 31, 2018, the Company received cash of $138,686 from the acquisition of LBE Partners.

Financing Activities

Financing activities during the six months ended October 31, 2019 resulted in cash provided of $0, compared to cash provided of $600,000 during the six months ended October 31, 2018.

Capitalization

The number of outstanding shares of the Company’s common stock and the number of shares that could be issued if all common stock equivalents are converted to shares was as follows:

As of	October 31, 2019	October 31, 2018
Convertible preferred shares	21,520,153	-
Common shares	18,188,540	17,938,540
Stock options	2,580,885	2,607,385
Stock purchase warrants	11,128,706	2,223,669
	53,418,284	22,769,594

Off-Balance Sheet Arrangements

None.

ITEM 3.  QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

On January 30, 2014, the landlord filed a Statement of Claim against the Company for rental arrears in the amount aggregating CAD $759,000 (approximately USD $578,400 as of October 31, 2019). The Company filed a defense and on October 20, 2014, it filed a summary judgment application stating that the landlord’s claim is barred, as it was commenced outside the 2-year statute of limitation period under the Alberta Limitations Act. The landlord subsequently filed a cross-application to amend its Statement of Claim to add a claim for loss of prospective rent in an amount of CAD $665,000 (approximately USD $506,800 as of October 31, 2019). The applications were heard on June 25, 2015 and the court allowed both the Company’s summary judgment application and the landlord’s amendment application. Both of these orders were appealed though two levels of the Alberta courts and the appeals were dismissed at both levels. The net effect is that the landlord's claim for loss of prospective rent is to proceed. On October 4, 2018, the Company and the landlord entered into a settlement agreement under which all actions by the landlord and the Company were dismissed for a payment by the Company to the landlord of 68,807 shares of its common stock.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended April 30, 2019, filed on August 13, 2019, as amended on August 14, 2019. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of December 10, 2019, we have identified the following risk factor in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended April 30, 2019:

Our cash and cash equivalents have substantially decreased since April 30, 2019, as has our revenue from oil and gas sales. As a result, our planned development and acquisition activities have been substantially curtailed. These factors raise substantial doubts about our ability to continue as a going concern in the event we are unable to raise additional capital and/or otherwise take action to substantially reduce our operating and other expenses, which may include suspending our statutory reporting obligations.

Management is currently focused on limiting operating expenses, deferring certain development activity, and exploring farm-in and joint venture opportunities for the Company’s oil and gas assets. In addition, management is currently exploring various options to substantially reduce operating expenses and maximize the value of its assets, including its interest in Bandolier and Horizon Energy. Such options include, but are not limited to, asset sales, mergers, voluntarily terminating and/or suspending our statutory reporting obligations under the Securities Exchange Act of 1934, as amended, and other options that would allow the Company to continue as a going concern. No assurances can be given that management will be successful. In the event management is unsuccessful in its capital raising efforts and/or its efforts to substantially reduce operating expenses, we will be unable to continue as a going concern.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a)	There is no information required to be disclosed on Form 8-K during the period covered by this Form 10-Q that was not so reported.

(b)	There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s Board of Directors during the quarter ended October 31, 2019.

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

PETRO RIVER OIL CORP.

Date: December 13, 2019	By:	/s/ Scot Cohen
	Name:	Scot Cohen
	Title:	Executive Chairman

	By:	/s/ David Briones
	Name:	David Briones
	Title	Chief Financial Officer